Form 10-Q
period 2006-09-30
Bank of the Carolinas CORP
filed 2006-11-14
CIK 1365997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

SEC Commission File No.: 000-52195

BANK OF THE CAROLINAS CORPORATION

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	20-4989192
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

135 Boxwood Village Drive Mocksville, North Carolina	27028
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (336) 751-5755

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On November 9, 2006, there were 3,825,192 outstanding shares of the registrant’s common stock.

BANK OF THE CAROLINAS CORPORATION

FORM 10-Q

September 30, 2006

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Bank of the Carolinas Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30 2006	December 31 2005*
	(Unaudited)
Assets
Cash and due from banks	$4,820	$5,035
Interest-bearing deposits in banks	4,680	120
Federal funds sold	5,554	17,000
Securities available for sale	56,277	47,379

Loans	338,651	299,927
Less, Allowance for loan losses	(3,802)	(3,315)

Total Loans, net	334,849	296,612
Premises and equipment	11,062	9,960
Accrued interest receivable	2,533	1,887
Other real estate owned	1,130	2,182
Deferred tax assets	1,052	1,155
Goodwill	591	612
Bank owned life insurance	5,873	5,722
Other assets	3,001	2,523

Total assets	$431,422	$390,187

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand deposits	$25,969	$26,131
Interest bearing demand deposits	62,432	59,521
Savings deposits	9,864	11,101
Large denomination time deposits	135,480	81,271
Other time deposits	130,379	148,616

Total deposits	364,124	326,640

Borrowings	27,500	27,400
Other liabilities	2,873	1,496

Total liabilities	394,497	355,536

Commitments and contingencies (Note 4)

Stockholders’ Equity:
Common stock, par value $5 per share: 15,000,000 shares authorized; Issued and outstanding 3,825,192 shares	19,126	19,126
Additional paid in capital	11,431	11,419
Retained earnings	6,803	4,583
Accumulated other comprehensive loss	(435)	(477)

Total stockholders’ equity	36,925	34,651

Total liabilities and stockholders’ equity	$431,422	$390,187

*	Derived from audited financial statements.

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$7,044	$5,043	$19,407	$13,318
Interest on securities	577	397	1,598	1,064
Interest on federal funds sold	124	68	293	95
Interest on deposits in other banks	8	1	14	13

Total interest income	7,753	5,509	21,312	14,490

Interest Expense
Interest on deposits	3,629	2,089	9,276	5,041
Interest on borrowed funds	311	251	978	687

Total interest expense	3,940	2,340	10,254	5,728

Net Interest Income	3,813	3,169	11,058	8,762
Provision for loan losses	678	322	975	848

Net interest income after provision for loan losses	3,135	2,847	10,083	7,914

Non-interest income
Customer service fees	247	216	713	608
Mortgage loan broker fees	54	46	135	136
Income from bank owned life insurance	51	50	151	152
Gain on sale of branch	1,755	—	1,755	—
Other income	98	23	176	67

Total non-interest income	2,205	335	2,930	963

Noninterest Expense
Salaries and benefits	1,773	1,227	4,590	3,513
Occupancy and equipment	357	311	1,029	909
Data processing expense	181	152	535	296
Other	1,233	528	2,507	1,673

Total non-interest expense	3,544	2,218	8,661	6,391

Income before income taxes	1,796	964	4,352	2,486
Income taxes	648	327	1,559	847

Net Income	$1,148	$637	$2,793	$1,639

Earnings Per Share (1)
Basic	$0.30	$0.17	$0.73	$0.43

Diluted	$0.29	$0.16	$0.70	$0.41

Dividends Declared (1)	$0.05	$0.04	$0.15	$0.12

(1)	Earnings Per Share and Dividends Declared figures reflect a 6 for 5 stock split effected October 28, 2005.

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Month Period Ended September 30, 2006	Nine Month Period Ended September 30, 2005
Cash Flows from Operating Activities:
Net income	2,793	1,639
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	975	848
Deferred tax benefit	129	—
Stock option expense	12	—
Depreciation and amortization	487	427
Loss on sale of other real estate owned	308	28
Gain on sale of branch	(1,755)	—
Gain on sale of fixed assets	—	(8)
Income from bank owned life insurance	(151)	(152)
Amortization of premiums and discounts on investments	51	14
Net change in other assets	(1,251)	(1,116)
Net change in other liabilities	1,376	55

Net cash provided by operating activities	2,974	1,735

Cash Flows from Investing Activities:
Decrease in federal funds sold	11,446	7,994
Purchases of premises and equipment	(564)	(680)
Purchases of securities available-for-sale	(14,160)	(16,702)
Proceeds from sales, calls, maturities and principal repayments of securities available for sale	5,226	1,746
Purchase of FHLB stock	(156)	(430)
Acquisition of other real estate owned	(249)	(203)
Proceeds from sale of branch	2,134	—
Proceeds from the sale of other real estate owned	186	193
Proceeds for the sale of premises and equipment	16	8
Net Increase in loans	(39,519)	(69,720)

Net cash used in investing activities	(35,640)	(77,794)

Cash Flows from Financing Activities:
Net Increase in deposits	37,485	72,916
Net Increase in other borrowings	100	4,000
Proceeds from exercise of stock options	—	74
Tax effect of stock options exercised	—	45
Cash dividends paid	(574)	(432)

Net cash provided by financing activities	37,011	76,603

Net increase in cash and cash equivalents	4,345	544
Cash and cash equivalents at beginning of period	5,155	7,268

Cash and cash equivalents at end of period	$9,500	$7,812

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,274	$5,403

Cash paid during the period for income taxes	1,385	993

Noncash investing and financing activities:
Increase (decrease) in fair value of securities available for sale, net of tax	42	(240)

Dividends declared	191	158

Foreclosed real estate	575	250

Transfer from OREO to premise and equipment	1,382	—

See accompanying notes.

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The results presented here are for Bank of the Carolinas Corporation (“BankCorp”), the parent company of Bank of the Carolinas (“the Bank”). On April 24, 2006, we announced that the Bank’s Board of Directors had approved the formation of a bank holding company, BankCorp, of which the Bank would become a wholly owned subsidiary. The reorganization was effected through a share exchange in which each of the Bank’s shareholders received one share of common stock of BankCorp in exchange for each of their shares of the Bank’s common stock. BankCorp became the Bank’s parent holding company in the third quarter of 2006. The formation was approved at the 2006 Shareholders’ meeting. The organization and business of the Bank, accounting policies followed by the Bank and other relevant information are contained in the notes to the financial statements filed as part of the Bank’s annual report on Form 10-KSB for the year ended December 31, 2005. This quarterly report should be read in conjunction with the annual report. Because BankCorp has no separate operations and conducts no business on its own other than owning the Bank, this discussion concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, BankCorp and the Bank are collectively referred to as the “Company” unless otherwise noted.

NOTE 2. STOCK-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment on January 1, 2006. Prior to adopting this standard the Company used the intrinsic value method as prescribed by APB No. 25. Under APB 25, the Company recognized no compensation expense for stock options granted when the exercise price was equal to or greater than the market value on the grant date. The Company chose to adopt the modified prospective method to apply FAS 123(R) and therefore has not re-stated prior period amounts. Using the modified prospective method, the Company is required to record expense for the unvested portion of all options which vest after adoption of the standard as well as for all options issued after its adoption. The Company did not grant any options in 2005 but has granted 12,500 shares during 2006. The options were granted with a weighted average fair market value of $5.27 per share. Adoption of the standard resulted in a pre-tax $5,455 charge to earnings for the third quarter of 2006 and an $11,529 pre-tax year to date charge. Had the Company applied the standard in 2005, the charge to earnings for the third quarter would have been $2,161 pre-tax and $6,872 pre-tax year to date. Total unrecognized compensation expense related to non vested stock based awards at September 30, 2006 is approximately $82,000 and will be recognized over a weighted average period of 3.08 years. The expense in the current year to date period has had no material effect on earnings per share or operational cash flow nor would it have in 2005. The Company uses the Black-Scholes option pricing model to determine the fair value of options on the grant date.

A summary of activity for the stock option plan as of September 30, 2006 is presented below:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
At January 1, 2006	288,914	$6.21
Options granted	12,500	16.60
Options exercised	—
Options forfeited or expired	—

Outstanding at September 30, 2006	301,414	6.64	3.08	3,050,337

Exercisable at September 30, 2006	278,690	6.05	2.87	2,985,283

A summary of the status of the Company’s non-vested stock options as of September 30, 2006 and changes during the quarter is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested - January 1, 2006	13,632	$2.54
Granted	12,500	5.27
Vested	3,408	$2.54
Forfeited	0	—

Non-vested - September 30, 2006	22,724	$4.04

NOTE 3. EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. When applicable, the weighted average shares outstanding for the diluted earnings per share computations are adjusted to reflect the assumed conversion of shares available under stock options using the treasury stock method. Share figures have been adjusted for a 6 for 5 stock split effected October 28, 2005.

Earnings per share have been computed based on the following:

	Nine months Ended September 30,
	2006	2005
Weighted average number of common shares outstanding used to calculate basic earnings per share	3,825,192	3,795,329
Additional potential common shares due to stock options	138,931	166,815

Weighted average number of common shares outstanding used to calculate diluted earnings per share	3,964,123	3,962,144

	Three months Ended September 30,
	2006	2005
Weighted average number of common shares outstanding used to calculate basic earnings per share	3,825,192	3,801,656
Additional potential common shares due to stock options	138,704	174,762

Weighted average number of common shares outstanding used to calculate diluted earnings per share	3,963,896	3,976,418

NOTE 4. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, lines of credit and standby letters of credit. These instruments involve elements of credit risk in excess of amounts recognized in the accompanying financial statements.

The Company’s risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2006, outstanding financial instruments whose contract amounts represent credit risk were approximately: (In thousands)

Loan commitments	$57,307
Letters of credit	$1,131

NOTE 5. COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component in the equity section of the balance sheet. Such items, along with net income, are considered components of comprehensive income. Accounting principles do not require per share amounts of comprehensive income to be disclosed. The information that follows reconciles net income to comprehensive income.

(In thousands)	Three-months ended September 30,		Nine-months ended September 30,
	2006	2005	2006	2005
Net Income	$1,148	$637	$2,793	$1,639
Net unrealized gain (loss) on AFS securities, net of taxes	163	(58)	42	(240)

Comprehensive income	$1,311	$579	$2,835	$1,399

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products that May Give Rise to a Concentration of Credit Risk.” The disclosure guidance in this FSP is effective for interim and annual periods ending after December 19, 2005. The FSP states that the terms of certain loan products may increase a reporting entity’s exposure to credit risk and thereby may result in a concentration of credit risk as that term is used in SFAS No. 107, either as an individual product type or as a group of products with similar features. SFAS No. 107 requires disclosures about each significant concentration, including “information about the (shared) activity, region, or economic characteristic that identifies the concentration.” The FSP suggests possible shared characteristics on which significant concentrations may be determined which include, but are not limited to borrowers subject to significant payment increases, loans with terms that permit negative amortization and loans with high loan-to-value ratios.

This FSP requires entities to provide the disclosures required by SFAS No. 107 for loan products that are determined to represent a concentration of credit risk in accordance with the guidance of this FSP for all periods presented. The Company adopted this disclosure standard effective December 31, 2005.

In June 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes”. FIN 48 states that a company should evaluate the certainty that a tax position taken will be sustained upon examination. If the Company should determine upon evaluation that a position is likely to not be upheld then the institution is responsible for its recognition on the financial statements. The Company will begin the process of evaluating the impact of FIN 48 as it becomes effective.

NOTE 7. SIGNIFICANT TRANSACTIONS

On April 26, 2006 the Bank announced it had entered into a definitive agreement whereby First Bank would purchase the Bank’s branch located at 109 Monroe Street in Carthage, NC. The transaction was consummated in the third quarter. As part of the sale, the Bank divested of its banking facility with a book value of around $350,000, deposits of approximately $23,500,000 as well as approximately $5,700,000 in loans associated with the branch. The Company allocated approximately $21,000 of the $612,000 in goodwill to the sale of this branch based on an analysis of the relative fair market value of the branch to the Company as a whole. The Company reported a gain of $1,755,000 on the sale of this branch.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Introduction

Bank of the Carolinas Corporation (“BankCorp”) was formed in the second quarter of 2006 and became the parent holding company of Bank of the Carolinas (“the Bank”) in the third quarter of 2006. Because BankCorp has no separate operations and conducts no business on its own other than owning the Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, BankCorp and the Bank are collectively referred to herein as the “Company” unless otherwise noted.

The Bank began in December 1998 as a state chartered bank and currently has eight offices primarily in the Piedmont region. The Bank competes for loan and deposits throughout the markets it serves. The Bank like other financial institutions derives most of its revenue from net interest income, the difference between the income it earns from loans and securities minus the interest expense it incurs on deposits and borrowings.

Recent Developments

On September 27, 2006, the Company declared a cash dividend of $.05 per share on its common stock, payable October 25, 2006 to shareholders of record on October 11, 2006. A cash dividend has been paid for the past twelve quarters.

The Bank received regulatory approval in August to open a branch on Silas Creek Parkway in Winston-Salem. The branch is located in the Silas Creek Shopping Center and was formerly occupied by another financial institution. The Bank anticipates this location will be open for operation by early 2007. This will be the Bank’s first branch in the city of Winston-Salem.

On April 24, 2006, we announced that the Bank’s Board of Directors had approved the formation of a bank holding company of which the Bank would become a wholly owned subsidiary. The reorganization was completed in August 2006. The reorganization was effected through a share exchange in which each of the Bank’s shareholders received one share of common stock of BankCorp in exchange for each of their shares of the Bank’s common stock.

On April 26, 2006 the Bank announced it had entered into a definitive agreement whereby First Bank would purchase the Bank’s branch located at 109 Monroe Street in Carthage, NC. The transaction was consummated in the third quarter. As part of the sale, the Bank divested of its banking facility with a book value of around $350,000, deposits of approximately $23,500,000 as well as approximately $5,700,000 in loans associated with the branch. The Company allocated approximately $21,000 of the $612,000 in goodwill to the sale of this branch based on an analysis of the relative fair market value of the branch to the Company as a whole.

During the quarter, the Bank initiated a marketing campaign that encouraged area artists to incorporate the Bank’s new logo into pieces of artwork that reflected life in the Carolinas. The Bank received hundreds of submissions from artists of all ages. The pieces were judged by an unaffiliated party and a community favorite was chosen from votes submitted on a website devoted to the campaign. The Bank used this campaign as a continuing example of our commitment to the communities we serve. Selected entries will be on display in branches throughout our network in the weeks following the campaign.

CHANGES IN FINANCIAL CONDITION

Total Assets

At September 30, 2006, total assets were $431,422,000 compared to $390,187,000 at December 31, 2005, and $370,268,000 at September 30, 2005 representing a 16.5 percent year over year increase.

Cash and Cash Equivalents

The Company had cash and cash equivalents at September 30, 2006 of $9,500,000 compared to $5,155,000 at December 31, 2005 and $7,813,000 at September 30, 2005.

Investment Securities

Investment securities totaled $56,277,000 at September 30, 2006, compared to $47,379,000 at December 31, 2005 and $46,682,000 at September 30, 2005. Total investments increased $8,898,000 or 18.8 percent from December 31, 2005 and $9,595,000 or 20.6 percent from September 30, 2005.

The investment portfolio includes U.S. Government Agency bonds, mortgage-backed securities, corporate bonds, municipal bonds, and treasuries all classified as available-for-sale and carried at fair value.

Loans and Allowance for Loan Losses

At September 30, 2006, the loan portfolio totaled $338,651,000 and represented 78.5 percent of total assets compared to $299,927,000 or 76.9 percent of total assets at December 31, 2005 and $296,390,000 or 80.0 percent of total assets at September 30, 2005. Total loans increased $38,724,000 or 12.9 percent from December 31, 2005 and $42,261,000 or 14.3 percent from September 30, 2005. Real estate loans comprised approximately 68.1 percent of the loan portfolio, and commercial loans comprised approximately 21.2 percent of the total loan portfolio at September 30, 2006.

The allowance for loan losses is created by direct charges to income. Losses on loans are charged against the allowance in the period in which such loans, in management’s opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management’s judgment in determining the amount charged to operating expense include past loan experience, composition of the loan portfolio, current economic conditions and probable losses.

The appropriateness of the allowance for loan losses is measured on a quarterly basis using an allocation model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses. It must be emphasized, however, that the determination of the reserve using the Company’s procedures and methods rests upon various judgments and assumptions about current economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to their amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. In addition, various regulatory agencies, as an integral part of their routine examination process, periodically review the Company’s allowance. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examinations. The Company believes the allowance is appropriate based on management’s current analysis.

The following table describes the activity in our allowance for loan losses for the nine-month periods ended September 30, 2006 and 2005.

	Nine-months ended September 30,
	2006	2005
Balance at beginning of period	$3,315	$2,500
Provision for loan losses	975	848
Charge-offs	(501)	(251)
Recoveries of loans previously charged-off	13	6

Balance at end of period	$3,802	$3,103

Ratio of allowance for loan losses to total loans at end of period	1.12%	1.05%

The allowance for loan losses was 1.12% at September 30, 2006 compared to 1.05% at September 30, 2005. The provision for loan losses increased $127,000 for the nine months ended in 2006 versus 2005. These increases are a result of several factors which include growth in the loan portfolio as well as a concentration of non-performing assets in the Charlotte metropolitan area.

Certain credit risks are inherent in making loans, particularly commercial and consumer loans. Management prudently assesses these risks and attempts to manage them effectively. The Company also attempts to reduce repayment risks by adhering to internal credit underwriting policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies. A loan is placed on nonaccrual status when, in management’s judgment, the collection of interest appears doubtful. Nonperforming assets are defined as foreclosed properties, nonaccrual loans and accruing loans that are contractually past due 90 days or more.

The following table summarizes information regarding our nonaccrual loans, other real estate owned, and certain other repossessed assets and loans, as of September 30, 2006 and December 31, 2005. On those dates, we had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

	September 30, 2006	December 31, 2005
Loans accounted for on a nonaccrual basis:
Real estate loans:
Mortgage	$—	$1,150
Commercial	1,260	474
Construction	91	—
Home Equity	—	—
Commercial business and consumers	82	65
Installment	—	—

Total nonaccrual loans	1,433	1,689
Accruing loans, which are contractually past due 90 days or more	1,205	328

Total non-performing loans	2,638	2,017
Other real estate owned, net	1,130	2,182

Total non-performing assets	$3,768	$4,199

Non-performing loans as a percentage of net loans	0.79%	0.68%
Total non-performing assets as a percentage of total assets	0.87%	1.08%

Deposits

The Company’s deposit services include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. At September 30, 2006, total deposits were $364,124,000 compared to $326,640,000 at December 31, 2005 and $304,448,000 at September 30, 2005. These figures represent increases of 11.5 and 19.6 percent respectively. At September 30, 2006, time deposits of $100,000 and over made up approximately 37.2 percent of total deposits versus 24.9 percent at December 31, 2005 and 19.8 percent at September 30, 2005. The increase in large time deposits is primarily due to an increase in brokered CD’s on the Company’s balance sheet. While the Company has continued to shift its focus on outsourced funds from institutional CD’s to brokered deposits, the majority of the Company’s deposits are still generated primarily from within its banking market. At September 30, 2006, the Company had $69,132,000 in brokered deposits. On the same date, the Company had $4,851,000 in institutional certificates of deposits, which are solicited on the Internet through Express Data Corporation’s Quick-Rate CD Clearinghouse and which represented approximately 1.3 percent of the Company’s total deposits. At December 31, 2005 and September 30, 2005, the Company’s deposits solicited on the Internet amounted to approximately 6.1 percent and 8.1 percent, respectively, of total deposits.

Liquidity

Liquidity management is the process of managing assets and liabilities as well as their maturities to insure adequate funding for loan and deposit activity as well as continued growth of the Company. Sources of funding come from both the asset and liability side of the balance sheet. Asset side sources include cash and cash equivalents, federal funds sold and unpledged available for sale securities. These totaled $55,153,000 at September 30, 2006 and $60,702,000 at December 31, 2005. Liquidity sources from liabilities include deposits and lines of credit with other institutions. These sources are largely affected by our ability to attract and maintain deposits. Our deposits, together with equity capital, funded 93.0 percent of total assets at September 30, 2006. The Company has borrowing lines available from various correspondent banks and the Federal Home Loan Bank of Atlanta (FHLB) for short-term or long-term funding. The Company has total borrowings of $27,500,000 from the FHLB, with maturity dates on these borrowings extending through 2012. A blanket lien on residential 1-4 family dwellings and qualifying non-residential loans is in place with the FHLB to secure these advances. We closely monitor and evaluate our overall liquidity position. We believe our liquidity position at September 30, 2006 is adequate to meet our operating needs.

Interest Rate Sensitivity

Fluctuating interest rates, increased competition and changes in the regulatory environment continue to significantly affect the importance of interest-rate sensitivity management. Rate sensitivity arises when interest rates on assets change in a different period of time or in a different proportion to interest rates on liabilities. The primary objective of interest-rate sensitivity management is to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. The Company uses an asset/liability simulation model to project potential changes to the Company’s net interest margin, net income, and economic value of equity based on simulated changes to market interest rates, namely the prime rate. The Company is asset sensitive over the next twelve months, which means that interest-earning assets could re-price more quickly than interest bearing liabilities. Theoretically, the Company’s net interest margin will improve if market interest rates rise or decline if market interest rates fall.

Capital Adequacy

Regulatory guidelines require banks to hold minimum levels of capital based upon the risk weighting of certain categories of assets as well as any off-balance sheet contingencies. Federal regulators have adopted risk-based capital and leverage capital guidelines for measuring the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for us to be considered in compliance with regulatory requirements. On September 30, 2006, the Bank’s Total Capital Ratio and Tier 1 Capital Ratio were 11.57 percent and 10.48 percent, respectively, which were well above the minimum levels required by regulatory guidelines. On September 30, 2006, the Bank’s Leverage Capital Ratio was 8.64 percent, which was also well above the minimum level required by the regulatory guidelines. Banks are placed into one of four capital categories based on the above three separate capital ratios. The four categories are “well-capitalized”, “adequately capitalized”, “under-capitalized”, and “critically under-capitalized.” The Company is considered “well-capitalized” as of September 30, 2006.

Regulatory Matters

The Sarbanes-Oxley Act of 2002 was sweeping federal legislation that was signed into law on July 30, 2002 and addresses accounting, corporate governance and disclosure issues relating to public companies. Some of the provisions of the Act became effective immediately, while others are still in the process of being implemented. In general, the Act mandated important new corporate governance, financial reporting and disclosure requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers and chief financial officers and boards of directors in the financial reporting process, and it created a new regulatory body to oversee auditors of public companies. The economic and operational effects of the Act on public companies, including us, have been and will continue to be significant in terms of the increased time, resources and costs associated with complying with the new law. Because the Act, for the most part, applies equally to larger and smaller public companies, it will present us with particular challenges, and increased audit fees and compliance costs associated with the Act could have a negative effect on our results of operations.

RESULTS OF OPERATIONS

Three-Month Period Ended September 30, 2006 and September 30, 2005

During the quarter, the Bank consummated the sale of its Carthage branch to First Bank. This sale had been previously announced and resulted in the disposition of approximately $23,500,000 in deposits and $5,700,000 in loans. The Company recognized a gain of $1,755,000 on the sale of this branch.

The Company had net income of $1,148,000 or $.29 per diluted share for the three-month period ended September 30, 2006 and $637,000 or $.16 per diluted share for the three-month period ended September 30, 2005. Excluding the one time gain from the sale of the Carthage branch, net income would have decreased over the comparable period for 2005.

Net interest income, or the difference between income generated by earning assets (primarily loans, investment securities, and interest-bearing balances) and the expense incurred on interest bearing liabilities (primarily deposits and borrowed funds used to fund earning assets), is the Company’s primary source of earnings. The Company’s net interest income for the three-month period ended September 30, 2006 and 2005 was $3,813,000 and $3,169,000 respectively, an increase of 20.3 percent. The majority of the increase was due to the Company’s overall growth of loans during the period. The $356,000 increase in the loan loss provision from the 2005 quarterly amount was a result of the increase in loan volume as well as a concentration of non-performing assets in the Charlotte metropolitan area.

Non-interest income was $2,205,000 for the three-months compared to $335,000 for the three-month period ended September 30, 2005. The non-interest income total includes service charges on deposit accounts, bank owned life insurance, and mortgage broker fees. Excluding the Company’s net gain of $1,755,000 on the sale of its Carthage branch, total non-interest income for the quarter would have been $450,000, an increase of $115,000 or 34.3 percent over the year ago quarter. A large portion of this increase resulted from revenue generated by the Company’s investment services program which began during the second quarter of 2006.

Non-interest expense was $3,544,000 for the three-months ended September 30, 2006, compared to $2,218,000 for the three-month period ended September 30, 2005, an increase of 59.8 percent. This increase was the result of many factors, including: approximately $250,000 in other real estate owned (OREO) write-downs during the quarter, $70,000 in legal expense related to the formation of our bank holding company and $270,000 of advertising expense in part related to a marketing campaign which culminated in the third quarter. Also, contributing to the increase was $172,000 in additional salary expense related to incentive accruals. The effective tax rate for the three-month period ended September 30, 2006 was 36.1 percent compared to 33.9 percent for the three-months ended September 30, 2005.

Nine-Month Period Ended September 30, 2006 and September 30, 2005

For the nine months ended September 30, 2006, net income was $2,793,000 or $.70 per diluted share compared to $1,639,000 or $.41 for the same period during the previous year.

The Company’s net interest income for the nine months ended September 30, 2006 and 2005 was $11,058,000 and $8,762,000 respectively, an increase of 26.2 percent. The majority of the increase for the year to date period, as with the quarter, is due to the Company’s overall growth of loans. The loan loss provision for the nine month period was $975,000 for 2006 versus $848,000 in 2005 and the change is largely attributable to growth in the portfolio as well as a concentration of non-performing assets in the Charlotte metropolitan area.

Interest expense for the nine-month period ending September 30, 2006 was $10,254,000 compared to $5,728,000 during the same period in 2005. This was an increase of $4,526,000 or 79.0%. The majority of this increase was due to deposit growth during the period as well as rising interest rates in the market particularly for time deposit products.

Non-interest income was $2,930,000 for the nine months ended September 30, 2006 compared to $963,000 for the nine months ended September 30, 2005. The non-interest income total includes service charges on deposit accounts, bank owned life insurance, and mortgage broker fees. Excluding the Company’s net gain of $1,755,000 on the sale of the Bank’s Carthage branch, total non-interest income for the year would have been $1,175,000, an increase of $212,000 or 22.0 percent over the previous year. The increase of $105,000 in service charge and fee income was primarily attributable to deposit growth during the period. Also, the increase in other income for the period was largely attributable to revenue generated by the Company’s investment services program which began during the second quarter of 2006.

Non-interest expense was $8,661,000 for the nine months ended September 30, 2006 compared to $6,391,000 for the nine months ended September 30, 2005, an increase of 35.5 percent. This includes salaries and benefits, furniture, equipment and occupancy costs as well as other expenses, including legal, shareholder and data processing expenses. The increase in salaries primarily stemmed from the continued growth of the bank as well as the addition of personnel. Contributing to the growth in other non-interest expense was a $303,000 increase in OREO related expenses and write-downs, a $240,000 increase in data processing expenses, $235,000 in increased advertising expense related to the Company’s new marketing and related ad campaigns during the year as well as approximately $90,000 of expense related to the formation of our holding company. The effective tax rate for the nine months ended September 30, 2006 was 35.8 percent compared to 34.1 percent for the nine months ended September 30, 2005.

DISCLOSURES ABOUT FORWARD LOOKING STATEMENTS

Statements in this discussion and elsewhere in this Report and its exhibits relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are inherently subject to risks and uncertainties, and the Company’s actual results could differ materially from those currently anticipated and that are described in the statements due to a number of factors, which include, but are not limited to, factors discussed in reports filed with the U. S. Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of the Company’s management about future events. Factors that could influence the accuracy of those forward-looking statements include, but are not limited to, changes in general economic conditions and the real estate market in the Company’s banking market (particularly changes that affect real estate loans in the loan portfolio, including the abilities of borrowers to repay their loans, and the values of the Company’s loan collateral), the level of market interest rates and the Company’s ability to manage interest rate risk, the Company’s ability to manage growth and to underwrite increasing volumes of loans, the impact on the Company’s profits of increased staffing and expenses resulting from expansion; the financial success or changing strategies of the Company’s customers, customer acceptance of the Company’s services, products and fee structure, the competitive nature of the financial services industry and the Company’s ability to compete effectively against other financial institutions in the banking market, actions of government regulators, and other developments or unexpected changes in business. Although the Company’s management believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rate risks. Interest rate risk is the result of differing maturities or re-pricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These changes can have a direct impact on the Company’s overall earnings. The current structure of the Company’s balance sheet is such that a significant increase in interest rates may positively impact net interest income.

Management of the Company actively monitors interest rate risk through the development of and adherence to the Company’s asset/liability management policy. The Company has also established an Asset Liability Management Committee (“ALCO”) which monitors interest rate risk exposure, liquidity and funding strategies to ensure that their potential impact is within standards.

Item 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report has been performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, those officers concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

In connection with the above evaluation of the effectiveness of the Company’s disclosure controls and procedures, no changes in the Company’s internal control over financial reporting was identified that occurred during the most recent fiscal quarter and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be a party to various legal proceedings incident to its business. At September 30, 2006 there were no legal proceedings to which the Company was a party, or to which any of its property was subject, which were expected by management to result in a material loss.

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 18, 2006, BankCorp issued an aggregate of 3,825,192 shares of common stock to the Bank’s shareholders in exchange for their shares of the Bank’s common stock in connection with the reorganization in which BankCorp became the Bank’s parent holding company. Those shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Section 3(a)(12) of that Act.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are being furnished or filed with this report.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (furnished herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (furnished herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: November 14, 2006	By:	/s/ Robert E. Marziano
Robert E. Marziano
President and Chief Executive Officer

Date: November 14, 2006	By:	/s/ Eric E. Rhodes
Eric E. Rhodes
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (furnished herewith)

31.2	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) (furnished herewith)

32	Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)