Form 10-K
period 2006-12-31
Bank of the Carolinas CORP
filed 2007-03-30
CIK 1365997

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File No. 000-52195

BANK OF THE CAROLINAS CORPORATION

(Name of small business issuer in its charter)

North Carolina	20-4989192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 Boxwood Village Drive

Mocksville, North Carolina 27028

(Address of principal executive offices, including Zip Code)

(336) 751-5755

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Act:	Common Stock, $5.00 par value per share
Securities registered under Section 12(g) of the Act:	None
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity), as of the last business day of the Registrant’s most recently completed second fiscal quarter was $55,400,934.

On March 27, 2007, the number of outstanding shares of Registrant’s common stock was 3,832,092.

Documents Incorporated by Reference

Portions of Registrant’s definitive Proxy Statement as filed with the Securities and Exchange Commission in connection with its 2007 Annual Meeting are incorporated into Part III of this Report.

PART I

[In this Report, the terms “we,” “us,” “our” and similar terms refer to Bank of the Carolinas Corporation separately and, as the context requires, on a consolidated basis with our banking subsidiary, Bank of the Carolinas. Bank of the Carolinas is sometimes referred to separately as the “Bank.”]

Item 1. Business.

GENERAL

We are a North Carolina-chartered bank holding company that was incorporated on May 30, 2006, for the sole purpose of serving as the parent bank holding company for the Bank. The Bank is an insured, North Carolina-chartered bank that began operations on December 7, 1998, under the name “Bank of Davie.” On August 18, 2006, we completed a corporate reorganization and share exchange in which the Bank became our wholly-owned bank subsidiary. Upon completion of the reorganization, each of the 3,825,192 outstanding shares of the Bank’s $5.00 par value common stock was converted into and exchanged for one newly issued share of our $5.00 par value common stock.

The Bank’s directors and executive officers also serve as our directors and officers and, when the reorganization was completed, the Bank’s shareholders became our shareholders owning the same percentages of our common stock as they previously owned of the Bank’s stock. The reorganization had no impact on the Bank’s banking operations. Our consolidated capitalization, assets, liabilities, income and expenses immediately following the reorganization were substantially the same as those of the Bank immediately prior to the reorganization.

We currently have no separate operations and conduct no business on our own other than owning all the Bank’s outstanding common stock and supporting its business. Our headquarters are located in the Bank’s main offices in Mocksville, North Carolina, and, through the Bank, we engage in a general, community-oriented commercial and consumer banking business. The Bank’s deposits are insured by the FDIC to the maximum amount permitted by law.

BUSINESS OFFICES

The Bank has eight full-service banking offices. Its main office at 135 Boxwood Village Drive in Mocksville, and its Advance office, are located in Davie County. Its other offices are located in Asheboro (Randolph County), Cleveland and Landis (Rowan County), Harrisburg (Cabarrus County), Lexington (Davidson County), and King (Stokes County).

BANKING MARKET

Our current banking market is located in the central Piedmont region of North Carolina and generally consists of Davie, Davidson, Cabarrus, Randolph, Rowan and Stokes Counties, which are the six counties where our banking offices are located. Our banking market lies in the “Piedmont Crescent” between the Greater Charlotte Metropolitan area on the south and the Piedmont Triad Cities of Winston-Salem, Greensboro and High Point on the north, and between Interstate Highway 77 on the west, and Interstate Highway 73 on the east.

SERVICES

Our operations are primarily retail oriented and directed toward individuals and small- and medium-sized businesses located in our banking market. The majority of our deposits and loans are derived from customers in our banking market, but we also make loans and have deposit relationships with individual and business customers in areas surrounding our immediate banking market. We also solicit certificates of deposit on the Internet through Express Data Corporation’s Quick-Rate CD clearing house and we accept brokered deposits. We offer a variety of commercial and consumer banking services, but our principal activities are the taking of demand and time deposits and the making of consumer and commercial loans. Our primary source of revenue is the interest income we derive from our lending and investment activities. However, we also generate income from other fee-based products and services that we provide.

LENDING ACTIVITIES

General.    We make a variety of types of consumer and commercial loans to individuals and small- and medium-sized businesses for various personal, business and agricultural purposes, including term and installment loans, equity lines of credit, and overdraft checking credit. For financial reporting purposes, our loan portfolio generally is divided into real estate loans (including home equity lines of credit), commercial loans, and consumer loans. We make credit card services available to our customers through a correspondent bank.

Real Estate Secured Loans.    Our real estate loan classification includes loans secured by real estate which are made to purchase, construct or improve residential or commercial real estate, for real estate development purposes, and for various other commercial and consumer purposes (whether or not those purposes are related to our real estate collateral). On December 31, 2006, loans amounting to approximately 72.5% of our loan portfolio were classified as real estate loans. Of those loans, loans totaling approximately 29.7% of our loan portfolio were classified as commercial real estate loans, 19.6% were classified as construction loans, 17.3% were mortgage loans secured by one-to-four family residences, and 5.9% were the outstanding balances on home equity lines of credit.

Commercial real estate and construction loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In the case of commercial real estate loans, loan repayment may be dependent on the successful operation of income producing properties, a business, or a real estate project and, thus, may, to a greater extent than in the case of other loans, be subject to the risk of adverse conditions in the economy generally or in the real estate market in particular.

Construction loans involve special risks due to the fact that loan funds are advanced upon the security of houses or other improvements that are under construction and that are of uncertain value prior to the completion of construction. For that reason, it is more difficult to evaluate accurately the total loan funds required to complete a project and the related loan-to-value ratios. To minimize these risks, we limit loan amounts to 80% of the projected appraised value of our collateral upon completion of construction.

Many of our real estate loans, while secured by real estate, were made for purposes unrelated to the real estate collateral. That generally is reflective of our efforts to minimize credit risk by taking real estate as additional collateral, whenever possible, without regard to loan purpose. All our real estate loans are secured by first or junior liens on real property, the majority of which is located in or near our banking market. However, we have made loans, and have purchased participations in some loans from other entities, which are secured by real property located outside our banking market.

Our real estate loans may be made at fixed or variable interest rates and, generally, with the exception of our long-term residential mortgage loans discussed below, have maturities that do not exceed five years. However, we also make real estate loans that have maturities of more than five years, or which are based on amortization schedules of as much as 20 years, but that generally will include contractual provisions which allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of no more than five years.

In addition to residential real estate loans made for a variety of purposes, we offer long-term, residential mortgage loans that are funded by and closed in the name of third-party lenders. This arrangement permits us to offer this product in our banking market and enhance our fee-based income, but, by closing the loans in the names of the ultimate owners of those loans, we avoid the credit and interest rate risk associated with long-term loans. However, on a limited basis, we also make residential mortgage loans that we retain in our own loan portfolio. Those loans typically are secured by first liens on the related residential property, are made at fixed and variable interest rates, and have maturities that do not exceed 15 years, although we have a small number of residential mortgage loans in our portfolio with 30-year maturities.

Our home equity lines of credit include lines of credit that generally are used by borrowers for consumer purposes and are secured by first or junior liens on residential real property. Our commitment on each line is for a term of 15 years, and interest is charged at a variable rate. The terms of these lines of credit provide that borrowers either may pay accrued interest only, with the outstanding principal balances becoming due in full at the maturity of the lines, or they will make payments of principal and interest based on a 15-year amortization schedule. On December 31, 2006 outstanding balances under our home equity lines of credit amounted to approximately 5.9% of our loan portfolio.

Commercial Loans.    Our commercial loan classification includes loans to individuals and small- and medium-sized businesses for working capital, equipment purchases, and various other business and agricultural purposes, but that classification excludes any such loan that is secured by real estate. These loans generally are secured by inventory, equipment or similar assets, but they also may be made on an unsecured basis. On December 31, 2006, our commercial loans made up approximately 25.3% of our loan portfolio. In addition to loans which are classified on our books as commercial loans, as described above, many of our loans included in the real estate loan classification were made for commercial purposes but are classified as real estate loans on our books because they are secured by first or junior liens on real estate. Commercial loans may be made at variable or fixed rates of interest. However, it is our policy that any loan which has a maturity or amortization schedule of longer than five years normally would be made at an interest rate that varies with our prime lending rate or would include contractual provisions which allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of no more than five years.

Commercial loans typically are made on the basis of the borrower’s ability to make repayment from business cash flow, and those loans typically are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the ability of borrowers to repay commercial loans may be substantially dependent on the success of their businesses, and the collateral for commercial loans may depreciate over time and cannot be appraised with as much precision as real estate.

Consumer Loans.    Our consumer loans consist primarily of loans for various consumer purposes, as well as the outstanding balances on non-real estate secured consumer revolving credit accounts. These loans made up approximately 2.2% of our loan portfolio on December 31, 2006. A majority of these loans are secured by liens on various personal assets of the borrowers, but they also may be made on an unsecured basis. Additionally, our real estate loans include loans secured by first or junior liens on real estate which were made for consumer purposes unrelated to the real estate collateral. Consumer loans generally are made at fixed interest rates and with maturities or amortization schedules which generally do not exceed five years. However, consumer-purpose loans secured by real estate (and, thus, classified as real estate loans as described above) may be made for terms of up to 20 years but under terms which allow us to call the loan in full, or provide for a “balloon” payment, at the end of no more than five years.

Consumer loans generally are secured by personal property and other personal assets of borrowers which often depreciate rapidly or are vulnerable to damage or loss. In cases where damage or depreciation reduces the value of our collateral below the unpaid balance of a defaulted loan, repossession may not result in repayment of the entire outstanding loan balance. The resulting deficiency often does not warrant further substantial collection efforts against the borrower. In connection with consumer lending in general, the success of our loan collection efforts are highly dependent on the continuing financial stability of our borrowers, so our collection of consumer loans may be more likely to be adversely affected by a borrower’s job loss, illness, personal bankruptcy or other change in personal circumstances than is the case with other types of loans.

Loan Administration and Underwriting.    Like most community banks, we make loans based, to a great extent, on our assessment of borrowers’ income, cash flow, character and abilities to repay. The principal risk associated with each of the categories of our loans is the creditworthiness of our borrowers, and our loans may be viewed as involving a higher degree of credit risk than is the case with some other types of loans, such as long-term residential mortgage loans, where greater emphasis is placed on collateral values. To manage this risk, we have adopted written loan policies and procedures, and our loan portfolio is administered under a defined process. That process includes guidelines for loan underwriting standards and risk assessment, procedures for loan approvals, loan grading, ongoing identification and management of credit deterioration, and portfolio reviews to assess loss exposure and to test our compliance with our credit policies and procedures.

The underwriting standards that we employ for loans include an evaluation of various factors, including a loan applicant’s income, cash flow, payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Though creditworthiness of the applicant is a primary consideration in the loan approval process, we take collateral (particularly real estate) whenever possible and without regard to loan purpose. In the case of secured loans the underwriting process also includes an analysis of the value of the proposed collateral in relation to the proposed loan amount. We consider the value of collateral, the degree to which that value is ascertainable with any certainty, the marketability of the collateral in the event of foreclosure or repossession, and the likelihood of depreciation in the collateral value.

Our Board of Directors has approved levels of lending authority for lending personnel based on our aggregate credit exposures to borrowers and the secured or unsecured status of a loan proposed to be made. A loan that is within a lending officer’s assigned authority may be approved by that officer. Above that amount, unsecured loans involving aggregate exposures of up to $500,000, and secured loans involving aggregate exposures of up to $3,000,000, must be approved before funding by our internal loan committee which consists of our Chief Credit Officer, Chief Financial Officer and Chief Operating Officer. Loans above those amounts and involving aggregate secured or unsecured exposures up to our legal lending limit (which was approximately $6.1 million at December 31, 2006) must be approved before funding by the Loan Committee of our Board of Directors.

At the time a loan is proposed, the account officer assigns a grade to the loan based on various underwriting and other criteria. The grades assigned to loans we make indicate the level of ongoing review and attention that we will give to those loans to protect our position and reduce loss exposure.

After funding, all loans are reviewed by our Loan Administration personnel for adequacy of documentation and compliance with regulatory requirements, and most loans (including the largest) are reviewed for compliance with our underwriting criteria and to reassess the grades assigned to them by the account officers. Our larger aggregate credit exposures and selected other loans are reviewed periodically by an outside consultant that provides our internal audit function.

During the life of each loan, its grade is reviewed and validated or modified to reflect changes in circumstances and risk. Loans generally are placed in a non-accrual status if they become 90 days past due (unless, based on relevant circumstances, we believe the loan ultimately will be repaid) or whenever we believe that collection has become doubtful. Loans are charged off when the collection of principal and interest has become doubtful and the loans no longer can be considered sound collectible assets (or, in the case of unsecured loans, when they become 90 days past due).

Allowance for Loan Losses.    Our Board of Directors’ Loan Committee reviews all substandard loans at least monthly, and our management meets regularly to review asset quality trends and to discuss loan policy issues. Based on these reviews and our current judgments about the credit quality of our loan portfolio and other relevant internal and external factors, we have established an allowance for loan losses. The appropriateness of the allowance is assessed by our management and reviewed by the Loan Committee each quarter, and we make provisions to the allowance based on those assessments which are charged against our earnings. On December 31, 2006, our allowance totaled approximately $3.7 million and amounted to approximately 1.05% of our total loans and approximately 80.0% of our nonperforming loans.

On December 31, 2006, our nonperforming loans amounted to approximately $4.7 million, including $2.8 million in nonaccruing loans and $1.9 million in loans 90 days or more past due but still accruing interest. Our total nonperforming assets amounted to approximately $5.7 million and consisted of our nonperforming loans, as well as other real estate owned which had a net carrying value of approximately $1.0 million. Our other real estate consisted of four properties for which our current appraisals exceed the net values at which we are carrying the properties on our books.

DEPOSIT ACTIVITIES

Our deposit products include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. We monitor our competition in order to keep the rates paid on our deposits at a competitive level. On December 31, 2006, our non-interest bearing accounts equaled approximately 7.6% of our total deposits, and our time deposits of $100,000 or more amounted to approximately $153.0 million, or approximately 43.6% of our total deposits. The majority of our deposits are derived from within our banking market. However, we also solicit certificates of deposit on the Internet through Express Data Corporation’s Quick-Rate CD clearing house, as well as through brokered deposits. At December 31, 2006 we had $3.8 million in institutional CD’s and $81.8 million in brokered CD’s. On December 31, 2006, our out-of-market deposits amounted to approximately $85.6 million, or approximately 22.3% of our total deposits and approximately 30.6% of our total certificates of deposit.

INVESTMENT PORTFOLIO

On December 31, 2006, our investment portfolio totaled approximately $55.7 million and consisted of U.S. government and agency securities, state and municipal obligations, mortgage-backed securities issued by FNMA, GNMA and FHLMC and corporate obligations. All of our securities were classified as “available for sale,” and we analyze their performance monthly and carry them on our books at their fair market values.

COMPETITION

Commercial banking in North Carolina is highly competitive, due in large part to our state’s early adoption of statewide branching. Over the years, federal and state legislation (including the elimination of restrictions on interstate banking) has heightened the competitive environment in which all financial institutions conduct their business, and the potential for competition among financial institutions of all types has increased significantly. North Carolina is home to three of the largest commercial banks in the United States, each of which has branches located in our six-county banking market, and we compete with a total of 20 commercial banks and 3 savings institutions with offices in our banking market.

Interest rates, both on loans and deposits, and prices of fee-based services are significant competitive factors among financial institutions in general. Other important competitive factors include office location, office hours, the quality of customer service, community reputation, continuity of personnel and services, and, in the case of larger commercial customers, relative lending limits and the ability to offer sophisticated cash management and other commercial banking services. Many of our competitors have greater resources, broader geographic markets, more extensive branch networks, and higher lending limits than we do. They also can offer more products and services and can better afford and make more effective use of media advertising, support services and electronic technology than we can. In terms of assets, we are one of the smaller commercial banks in North Carolina, and there is no assurance that we will be or continue to be an effective competitor in our banking market. However, we believe that community banks can compete successfully by providing personalized service and making timely, local decisions, and that further consolidation in the banking industry is likely to create additional opportunities for community banks to capture deposits from affected customers who may become dissatisfied as their financial institutions grow larger. Additionally, we believe that the continued growth of our banking market affords an opportunity to capture new deposits from new residents.

Substantially all of our customers are individuals and small- and medium-sized businesses. We try to differentiate ourselves from our larger competitors with our focus on relationship banking, personalized service, direct customer contact, and our ability to make credit and other business decisions locally. We also depend on our reputation as a community bank in our banking market, our involvement in the communities we serve, the experience of our senior management team, and the quality of our associates. We believe that our focus allows us to be more responsive to our customers’ needs and more flexible in approving loans based on our personal knowledge of our customers.

EMPLOYEES

On December 31, 2006, we had 101 full-time equivalent employees, including 97 full-time employees (including our executive officers) and 7 part-time employees. We are not party to any collective bargaining agreement with our employees, and we consider our relations with our employees to be good.

SUPERVISION AND REGULATION

Our business and operations are subject to extensive federal and state governmental regulation and supervision. The following is a summary of some of the basic statutes and regulations that apply to us, but it is not a complete discussion of all the laws that affect our business.

Regulation of Bank Holding Companies.    Bank of the Carolinas Corporation is a North Carolina business corporation that operates as a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). We are subject to supervision and examination by, and the regulations and reporting requirements of, the Federal Reserve Board (the “FRB”). Under the BHCA, a bank holding company’s activities are limited to banking, managing or controlling banks, or engaging in other activities the FRB determines are closely related and a proper incident to banking or managing or controlling banks.

Under the BHCA, a bank holding company’s activities are limited to banking, managing or controlling banks, or engaging in any other activities which the FRB determines to be closely related, and a proper incident, to banking or managing or controlling banks. Bank holding companies may elect to be regulated as “financial holding companies” if all their financial institution subsidiaries are and remain well capitalized and well managed as described in the FRB’s regulations and have a satisfactory record of compliance with the Community Reinvestment Act. In addition to the activities that are permissible for bank holding companies, financial holding companies are permitted to engage in additional activities that are determined by the FRB, in consultation with the Secretary of the Treasury, to be financial in nature or incidental to a financial activity, or that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions, or the financial system generally, as determined by the FRB.

The BHCA prohibits a bank or financial holding company from acquiring direct or indirect control of more than 5.0% of the outstanding voting stock, or substantially all of the assets, of any financial institution, or merging or consolidating with another bank holding company or savings bank holding company, without the prior approval of or, under specified circumstances, notice to, the FRB. Additionally, the BHCA generally prohibits banks or financial holding companies from acquiring ownership or control of more than 5.0% of the outstanding voting stock of any company that engages in an activity other than one that is permissible for the holding company. In approving an application to engage in a nonbanking activity, the FRB must consider whether that activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

The law imposes a number of obligations and restrictions on a bank holding company and its insured bank subsidiaries designed to minimize potential losses to depositors and the FDIC insurance funds. For example, if a bank holding company’s insured bank subsidiary becomes “undercapitalized,” the bank holding company is required to guarantee the bank’s compliance (subject to certain limits) with the terms of any capital restoration plan filed with its federal banking agency. A bank holding company is required to serve as a source of financial strength to its bank subsidiaries and to commit resources to support those banks in circumstances in which, absent that policy, it might not do so. Under the BHCA, the FRB may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary if the FRB determines that the activity or control constitutes a serious risk to the financial soundness and stability of a bank subsidiary of a bank holding company.

Regulation of the Bank.    The Bank is an insured, North Carolina-chartered bank. Its deposits are insured under the FDIC’s Deposit Insurance Fund (“DIF”), and it is subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the North Carolina Commissioner of Banks (the “Commissioner”). The FDIC and the Commissioner are its primary federal and state banking regulators. The Bank is not a member bank of the Federal Reserve System.

As an insured bank, the Bank is prohibited from engaging as principal in any activity that is not permitted for national banks unless (1) the FDIC determines that the activity or investment would not pose a significant risk to the DIF, and (2) the Bank is, and continues to be, in compliance with the capital standards that apply to it. The Bank also is prohibited from directly acquiring or retaining any equity investment of a type or in an amount that is not permitted for national banks.

The FDIC and the Commission regulate all areas of the Bank’s business, including its reserves, mergers, payment of dividends and other aspects of its operations. They conduct regular examinations of the Bank, and the Bank must furnish periodic reports to the FDIC and the Commissioner containing detailed financial and other information about its affairs. The FDIC and the Commissioner have broad powers to enforce laws and regulations that apply to the Bank and to require the Bank to correct conditions that affect its safety and soundness. Among others, these powers include issuing cease and desist orders, imposing civil penalties, and removing officers and directors, and their ability otherwise to intervene in the Bank’s operation if their examinations of the Bank, or the reports it files, reflect a need for them to do so.

The Bank’s business also is influenced by prevailing economic conditions and governmental policies, both foreign and domestic, and, though it is not a member bank of the Federal Reserve System, by the monetary and fiscal policies of the FRB. The FRB’s actions and policy directives determine to a significant degree the cost and availability of funds the Bank obtains from money market sources for lending and investing, and they also influence, directly and indirectly, the rates of interest the Bank pays on time and savings deposits and the rates it charges on commercial bank loans.

Powers of the FDIC in Connection with the Insolvency of an Insured Depository Institution.    Under the Federal Deposit Insurance Act (the “FDIA”), if any insured depository institution becomes insolvent and the FDIC is appointed as its conservator or receiver, the FDIC may disaffirm or repudiate any contract or lease to which the institution is a party which it determines to be burdensome, and the disaffirmance or repudiation of which is determined to promote the orderly administration of the institution’s affairs. The disaffirmance or repudiation of any of our obligations would result in a claim of the holder of that obligation against the conservatorship or receivership. The amount paid on that claim would depend upon, among other factors, the amount of conservatorship or receivership assets available for the payment of unsecured claims and the priority of the claim relative to the priority of other unsecured creditors and depositors.

In its resolution of the problems of an insured depository institution in default or in danger of default, the FDIC generally is required to satisfy its obligations to insured depositors at the least possible cost to the deposit insurance funds. In addition, the FDIC may not take any action that would have the effect of increasing the losses to the deposit insurance funds by protecting depositors for more than the insured portion of deposits (generally $100,000 per depositor) or creditors other than depositors. The FDIA authorizes the FDIC to settle all uninsured and unsecured claims in the insolvency of an insured bank by making a final settlement payment after the declaration of insolvency as full payment and disposition of the FDIC’s obligations to claimants. The rate of the final settlement payments will be a percentage rate determined by the FDIC reflecting an average of the FDIC’s receivership recovery experience.

Gramm-Leach-Bliley Act.    The federal Gramm-Leach-Bliley Act enacted in 1999 (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act permits bank holding companies to become “financial holding companies” and, in general (1) expanded opportunities to affiliate with securities firms and insurance companies; (2) overrode certain state laws that would prohibit certain banking and insurance affiliations; (3) expanded the activities in which banks and bank holding companies may participate; (4) required that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with certain requirements; and (5) reorganized responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, while this expanded authority would permit us to engage in additional activities, it also presents us with challenges as our larger competitors continue to expand their services and products into areas that are not feasible for smaller, community-oriented financial institutions.

Payment of Dividends.    Under North Carolina law, we are authorized to pay dividends as declared by our Board of Directors, provided that no such distribution results in our insolvency on a going concern or balance sheet basis. However, although we are a legal entity separate and distinct from the Bank, our principal source of funds with which we can pay dividends to our shareholders and pay our own obligations is dividends we receive from the Bank. For that reason, our ability to pay dividends effectively is subject to the same limitations that apply to the Bank. There are statutory and regulatory limitations on the Bank’s payment of dividends to us.

Under North Carolina law, the Bank may pay dividends only from its undivided profits. However, if the Bank’s surplus is less than 50% of its paid-in capital stock, then the Bank’s directors may not declare any cash dividend until it has transferred from undivided profits to surplus 25% of its undivided profits or any lesser percentage necessary to raise its surplus to an amount equal to 50% of its paid-in capital stock.

In addition to the restrictions described above, other state and federal statutory and regulatory restrictions apply to the Bank’s payment of cash dividends. As an insured depository institution, federal law prohibits the Bank from making any capital distributions, including the payment of a cash dividend if it is “undercapitalized” (as that term is defined in the Federal Deposit Insurance Act) or after making the distribution, would become undercapitalized. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level also would be an unsafe and unsound banking practice. The FDIC has issued policy statements that provide that insured banks generally should pay dividends only from their current operating earnings, and, under the FDIA, no dividend may be paid by an insured bank while it is in default on any assessment due the FDIC. If the FDIC believes that we are engaged in, or about to engage in, an unsafe or unsound practice, the FDIC may require, after notice and hearing, that we cease and desist from that practice. The Bank’s payment of dividends also could be affected or limited by other factors, such as events or circumstances which lead the FDIC to require (as further described below) that it maintain capital in excess of regulatory guidelines.

In the future, our ability to declare and pay cash dividends will be subject to our Board of Directors’ evaluation of our operating results, capital levels, financial condition, future growth plans, general business and economic conditions, and tax and other relevant considerations. There is no assurance that, in the future, we will have funds available to pay cash dividends or, even if funds are available, that we will pay dividends in any particular amounts or at any particular times, or that we will pay dividends at all.

Capital Adequacy.    We and the Bank are required to comply with the FRB’s and FDIC’s capital adequacy standards for bank holding companies and insured banks. The FRB and FDIC has issued risk-based capital and leverage capital guidelines for measuring capital adequacy, and all applicable capital standards must be satisfied for us or the Bank to be considered in compliance with regulatory capital requirements.

Under the FDIC’s risk-based capital measure, the minimum ratio (“Total Capital Ratio”) of the Bank’s total capital (“Total Capital”) to its risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of Total Capital must be composed of “Tier 1 Capital.” Tier 1 Capital includes common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and various other intangible assets. The remainder of Total Capital may consist of “Tier 2 Capital” which includes certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of loan loss reserves. A bank or bank holding company that does not satisfy minimum capital requirements may be required to adopt and implement a plan acceptable to its federal banking regulator to achieve an adequate level of capital.

Under the leverage capital measure, the minimum ratio (“Leverage Capital Ratio”) of Tier 1 Capital to average assets, less goodwill and various other intangible assets, generally is 3.0% for entities that meet specified criteria, including having the highest regulatory rating. All other entities generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The FDIC’s guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and a bank’s “Tangible Leverage Ratio” (determined by deducting all intangible assets) and other indicators of a bank’s capital strength also are taken into consideration by banking regulators in evaluating proposals for expansion or new activities.

The FRB and FDIC also consider interest rate risk (arising when the interest rate sensitivity of the Bank’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of the Bank’s capital adequacy. Banks with excessive interest rate risk exposure are required to hold additional amounts of capital against their exposure to losses resulting from that risk. The regulators also require banks to incorporate market risk components into their risk-based capital. Under these market risk requirements, capital is allocated to support the amount of market risk related to a bank’s trading activities.

Our capital categories are determined solely for the purpose of applying the “prompt corrective action” rules described below and they are not necessarily an accurate representation of our overall financial condition or prospects for other purposes. A failure to meet the capital guidelines could subject us to a variety of enforcement actions under those rules, including the issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and other restrictions on our business. As described below, the FDIC also can impose other substantial restrictions on banks that fail to meet applicable capital requirements.

Prompt Corrective Action.    Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized banks. Under this system, the FDIC has established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”) and is required to take various mandatory supervisory actions, and is authorized to take other discretionary actions, with respect to banks in the three undercapitalized categories. The severity of any such actions taken will depend upon the capital category in which a bank is placed. Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for a bank that is critically undercapitalized.

Under the FDIC’s prompt corrective action rules, a bank that (1) has a Total Capital Ratio of 10.0% or greater, a Tier 1 Capital Ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater, and (2) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is considered to be “well capitalized.” A bank with a Total Capital Ratio of 8.0% or greater, a Tier 1 Capital Ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater, is considered to be “adequately capitalized.” A bank that has a Total Capital Ratio of less than 8.0%, a Tier 1 Capital Ratio of less than 4.0%, or a Leverage Ratio of less than 4.0%, is considered to be “undercapitalized.” A bank that has a Total Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 3.0%, is considered to be “significantly undercapitalized,” and a bank that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” For purposes of these rules, the term “tangible equity” includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets (with various exceptions). A bank may be considered to be in a capitalization category lower than indicated by its actual capital position if it receives an unsatisfactory examination rating.

If a bank becomes “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing new branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. Also, the FDIC may treat an “undercapitalized” bank as being “significantly undercapitalized” if it determines that those actions are necessary to carry out the purpose of the law.

The following table lists our and the Bank’s capital ratios at December 31, 2006. On that date, our capital ratios were at levels to qualify us as “well capitalized.”

	Minimum required ratios	Required to be “well capitalized”	Our capital ratios
Risk-based capital ratios:
Leverage Capital Ratio (Tier 1 Capital to average assets)	4.0%	5.0%	8.5%
Tier 1 Capital Ratio (Tier 1 Capital to risk- weighted assets)	4.0%	6.0%	10.0%
Total Capital Ratio (Total Capital to risk- weighted assets)	8.0%	10.0%	11.1%

Reserve Requirements.    Under the FRB’s regulations, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $8.5 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $8.5 million and $45.8 million, and reserves equal to 10.0% must be maintained on aggregate balances in excess of $45.8 million. The FRB may adjust these percentages from time to time. Because the Bank’s reserves are required to be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, one effect of the reserve requirement is to reduce the amount of our interest-earning assets.

Federal Deposit Insurance Reform.    The Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), as implemented through rules adopted by the FDIC, has changed the federal deposit insurance system by:

•	raising the coverage level for certain retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2010;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the “DIF”); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorized the FDIC to revise the current risk-based assessment system, subject to notice and comments, and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

FDIC Insurance Assessments.    Under FDIRA, the FDIC uses a revised risk-based assessment system to determine the amount of the Bank’s deposit insurance assessment based on an evaluation of the probability that the

Deposit Insurance Fund will incur a loss with respect to the Bank. That evaluation takes into consideration risks attributable to different categories and concentrations of the Bank’s assets and liabilities and any other factors the FDIC considers to be relevant, including information obtained from the Commissioner. A higher assessment rate results in an increase in the assessments paid by the Bank to the FDIC for deposit insurance

Under the FDIA, the FDIC may terminate the Bank’s deposit insurance if it finds that the Bank engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated applicable laws, regulations, rules or orders.

The FDIC is responsible for maintaining the adequacy of the DIF, and the amount the Bank pays for deposit insurance is influenced not only by the assessment of the risk it poses to the DIF, but also by the adequacy of the insurance fund at any time to cover the risk posed by all insured institutions. FDIC insurance assessments could be increased substantially in the future if the FDIC finds such an increase to be necessary in order to adequately maintain the insurance fund.

Community Reinvestment.    Under the Community Reinvestment Act (the “CRA”), an insured institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured banks, to assess the banks’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of various applications by those banks. All banks are required to publicly disclose their CRA performance ratings. The Bank received a “Satisfactory” rating in its last CRA examination during June 2006.

Interstate Banking and Branching.    The BHCA, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Law”), permits adequately capitalized and managed bank holding companies to acquire control of the assets of banks in any state. Acquisitions are subject to antitrust provisions that cap at 10.0% the portion of the total deposits of insured depository institutions in the United States that a single bank holding company may control, and generally cap at 30.0% the portion of the total deposits of insured depository institutions in a state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30.0% cap, and states may set minimum age requirements of up to five years on target banks within their borders.

Subject to certain conditions, the Interstate Banking Law also permits interstate branching by allowing a bank in one state to merge with a bank located in a different state. Each state was allowed to accelerate the effective date for interstate mergers by adopting a law authorizing such transactions prior to June 1, 1997, or it could “opt out” and thereby prohibit interstate branching by enacting legislation to that effect prior to that date. The Interstate Banking Law also permits banks to establish branches in other states by opening new branches or acquiring existing branches of other banks, provided the laws of those other states specifically permit that form of interstate branching. North Carolina has adopted statutes which, subject to conditions, authorize out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina.

Restrictions on Transactions with Affiliates.    The Bank is subject to the provisions of Section 23A and 23B of the Federal Reserve Act which restrict a bank’s ability to enter into certain types of transactions with its “affiliates,” including its parent holding company or any subsidiaries of its parent company. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to, or investment in, its affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the FRB;

•	the amount of loans or extensions of credit by a bank to third parties which are collateralized by the securities or obligations of the bank’s affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of one of its affiliates.

Transactions of the type described above are limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank also must comply with other provisions designed to avoid the taking of low-quality assets from an affiliate.

The Bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits a bank or its subsidiaries generally from engaging in transactions with its affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Federal law also places restrictions on our ability to extend credit to our executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

USA Patriot Act of 2001.    The USA Patriot Act of 2001 is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification when accounts are opened, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002.    The Sarbanes-Oxley Act of 2002 is sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The Act applies to all public companies and imposed significant new requirements for public company governance and disclosure requirements. Some of the provisions of the Act became effective immediately while others are still in the process of being implemented.

In general, the Sarbanes-Oxley Act mandated important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process, and it created a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

The Act also required that the various securities exchanges, including The Nasdaq Stock Market, prohibit the listing of the stock of an issuer unless that issuer complies with various new corporate governance requirements imposed by the exchanges, including the requirement that various corporate matters (including executive compensation and board nominations) be approved, or recommended for approval by the issuer’s full board of directors, by directors of the issuer who are “independent” as defined by the exchanges’ rules or by committees made up of “independent” directors. Because our common stock is “listed” on The Nasdaq Capital Market, we are subject to those provisions of the Act and to the corporate governance requirements of The Nasdaq Stock Market

The economic and operational effects of the Sarbanes-Oxley Act on public companies, including us, have been and will continue to be significant in terms of the time, resources and costs associated with compliance. Because the Act, for the most part, applies equally to larger and smaller public companies, we have been and will continue to be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our market.

AVAILABLE INFORMATION

Copies of reports we file electronically with the Securities and Exchange Commission, including copies of our Annual Reports on Form 10-K, Quarterly Reports on form 10-Q, Current Reports on Form 8-K, and amendments to those reports, are available free of charge through the Bank’s Internet website as soon as reasonably practicable after they are filed. The Bank’s website address is www.bankofthecarolinas.com.

STATISTICAL DATA

Certain statistical data regarding our loans, deposits, investment and business is included in the information provided in Part II of this Report under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 1A. Risk Factors.

The following summary describes factors we believe are material risks that apply to our business. Our discussions of these risks include forward-looking statements, and our actual results may differ substantially from results described in the forward-looking statements. In addition to the risks described below and investment risks that apply in the case of any financial institution, our business, financial condition and operating results could be harmed by other risks, including risks we have not yet identified or that we may believe are immaterial or unlikely.

RISKS RELATED TO OUR BUSINESS

•	Our business strategy includes the continuation of our growth plans, and our financial condition and operating results could be negatively affected if we fail to manage our growth effectively.

We intend to continue to grow in our existing banking markets (internally and through additional offices) and to expand into new markets as appropriate opportunities arise. For that reason, our business prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies that are experiencing growth. We cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets, or that expansion will not adversely affect our operating results. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or operating results, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated, or declines, our operating results could be materially affected in an adverse way.

Our ability to successfully grow will depend on a variety of factors, including continued availability of desirable business opportunities and the competitive response from other financial institutions. Due to personnel and fixed asset costs of de novo branching, any new branch offices we establish may operate at a loss until we can establish a sufficient base of business to operate profitably. Also, in establishing a new office in a new market, we likely would be faced with competitors with greater knowledge of that local market. Although we believe we have management resources and internal systems in place to successfully manage our future growth, we will need to hire and rely on well-trained local managers who have local affiliations and to whom we may need to give significant autonomy. We cannot assure you that any de novo or other branch office we establish will not, for some period of time, operate at a loss and have an adverse effect on our earnings, that we will be able to hire managers who can successfully operate any new branch offices, or that we will become an effective competitor in any new banking market.

•

Expanding our business through acquisitions involves risks and could have a material adverse effect on our business, operating results, financial condition or the market value of our stock, and could dilute the interests of our existing shareholders.

In the future, we may acquire other institutions, or branches of other institutions, that complement or expand our business. However, acquisitions and mergers involve a number of risks, including the risk that:

•	we incur substantial costs in identifying and evaluating potential acquisitions and merger partners, or in evaluating new markets;

•	our estimates and judgments used to evaluate credit, operations, management and market risks relating to target institutions may not be accurate;

•	our issuance of additional common stock in an acquisition could dilute the ownership interests of our existing shareholders and reduce the market value of their stock;

•	there may be substantial lag-time between completing an acquisition and generating sufficient assets and deposits to support costs of the expansion;

•	we are not be able to finance an acquisition, or the financing we obtain may have an adverse effect on our operating results or dilution to our existing shareholders;

•	our management’s attention in negotiating a transaction and integrating the operations and personnel of the combining businesses is diverted from our existing business;

•	we are not able to successfully integrate any financial institution or its banking offices that we acquire into our operations;

•	we experience disruption and incur unexpected expenses in acquisitions we complete;

•	we enter new markets where we lack local experience;

•	we introduce new products and services we are not equipped to manage;

•	we incur goodwill in connection with an acquisition, or the goodwill we incur becomes impaired, which results in adverse short-term effects on our operating results; or

•	after completing an acquisition, we lose key employees and customers.

We cannot assure you that we will be able to negotiate, finance or complete any acquisitions, or that any acquisition we complete will benefit us. Any of these things could have a material adverse effect on our business, operating results or financial condition.

•	Our business depends on the condition of the local and regional economies where we operate.

We currently have offices only in the Piedmont area of North Carolina. Consistent with our community banking philosophy, a majority of our customers are located in and do business in that region, and we lend a substantial portion of our capital and deposits to commercial and consumer borrowers in our local banking markets. Therefore, our local and regional economy has a direct impact on our ability to generate deposits to support loan growth, the demand for loans, the ability of borrowers to repay loans, the value of collateral securing our loans (particularly loans secured by real estate), and our ability to collect, liquidate and restructure problem loans. If the economies of our banking markets are adversely affected by a general economic downturn or by other specific events or trends, the resulting economic impact could have a direct adverse effect on our operating results. Adverse economic conditions in our banking markets could reduce our growth rate, affect the ability of our customers to repay their loans to us, and generally affect our financial condition and operating results. We are less able than larger institutions to spread risks of unfavorable local economic conditions across a large number of diversified economies. And, we cannot assure you that we will benefit from any market growth or favorable economic conditions in our banking markets even if they do occur.

•	A large percentage of our loans are secured by real estate. Adverse conditions in the real estate market in our banking markets might adversely affect on our loan portfolio.

Any adverse market or economic conditions in North Carolina, particularly in the real estate market, may have an adverse affect on our loan portfolio. On December 31, 2006, approximately 72.5% of the total dollar amount of our loan portfolio was secured by liens on real estate. Our management believes that, in the case of many of those loans, the real estate collateral is not being relied upon as the primary source of repayment, and those relatively high percentages reflect, at least in part, our policy to take real estate whenever possible as primary or additional collateral rather than other types of collateral. However, adverse changes in the values of real estate in our banking markets caused by market or economic conditions that affect our loan portfolio could have an adverse affect on our operating results and financial condition.

The FDIC recently adopted rules aimed at placing additional monitoring and management controls on financial institutions whose loan portfolios are deemed to have concentrations in commercial real estate (“CRE”). At December 31, 2006, our loan portfolio exceeded thresholds established by the FDIC for CRE concentrations and for additional regulatory scrutiny. Preliminary indications from regulators are that strict limitations on the amount or percentage of CRE within any given portfolio are not expected, but, rather, that additional reporting and analysis will be required to document management’s analysis and evaluation of the potential additional risks of such concentrations and the impact of any mitigating factors. While the final impact of the new rules on us has not been determined, it is possible that regulatory constraints associated with these rules could adversely affect our ability to grow loan assets and thereby limit our overall growth and expansion plans. These rules also could increase the costs of monitoring and managing this component of our loan portfolio. Either of these eventualities could have an adverse impact on our earnings and capital ratios.

•	Our recent results may not be indicative of our future results.

We may not be able to sustain our historical rate of growth or even grow our business at all. In the future, we may not have the benefit of several recently favorable factors, such as a generally stable interest rate environment, a strong residential mortgage market, or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations, and competition also may impede or restrict our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our operating results and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

•	We may need to raise additional capital in the future in order to continue to grow, but that capital may not be available when it is needed.

Federal and state banking regulators require us to maintain adequate levels of capital to support our operations. On December 31, 2006, our three capital ratios were well above “well capitalized” levels under bank regulatory guidelines. However, our business strategy calls for us to continue to grow in our existing banking markets (internally and through additional offices) and to expand into new markets as appropriate opportunities arise. Growth in our earning assets resulting from internal expansion and new branch offices, at rates in excess of the rate at which our capital is increased through retained earnings, will reduce our capital ratios unless we continue to increase our capital. If our capital ratios fell below “well capitalized” levels, our FDIC deposit insurance assessment rate would increase until we restored and maintained our capital at a “well capitalized” level. A higher assessment rate would cause an increase in the assessments we pay the FDIC for deposit insurance, which would adversely affect our operating results.

If, in the future, we need to increase our capital to fund additional growth or satisfy regulatory requirements, our ability to raise that additional capital will depend on conditions at that time in the capital markets that are outside our control, and on our financial performance. We cannot assure you that we will be able to raise additional capital on terms favorable to us or at all. If we cannot raise additional capital when needed, our ability to expand our operations through internal growth and acquisitions could be materially impaired.

•	Our profitability is subject to interest rate risk. Changes in interest rates could have an adverse effect on our operating results.

Changes in interest rates can have different effects on various aspects of our business, particularly our net interest income. Our profitability depends, to a large extent, on our net interest income, which is the difference between our income on interest-earning assets and our expense on interest-bearing deposits and other liabilities. Like most financial institutions, we are affected by changes in general interest rate levels and by other economic factors beyond our control. Interest rate risk arises in part from the mismatch (i.e., the interest sensitivity “gap”) between the dollar amounts of repricing or maturing interest-earning assets and interest-bearing liabilities, and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. When more interest-earning assets than interest-bearing liabilities will reprice or mature over a given time period, a bank is considered asset-sensitive and has a positive gap. When more liabilities than assets will reprice or mature over a given time period, a bank is considered liability-sensitive and has a negative gap. A liability-sensitive position (i.e., a negative gap) may generally enhance net interest income in a falling interest rate environment and reduce net interest income in a rising interest rate environment. An asset-sensitive position (i.e., a positive gap) may generally enhance net interest income in a rising interest rate environment and reduce net interest income in a falling interest rate environment. Our ability to manage our gap position determines to a great extent our ability to operate profitably. However, fluctuations in interest rates are not predictable or controllable, and we cannot assure you we will be able to manage our gap position in a manner that will allow us to remain profitable.

•	Competition from financial institutions and other financial service providers may adversely affect our profitability.

Commercial banking in our banking markets and in North Carolina as a whole is extremely competitive. We compete against commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as other local and community, super-regional, national and international financial institutions that operate offices in our market areas and elsewhere. We compete with these institutions in attracting deposits and in making loans, and we have to attract our customer base from other existing financial institutions and from new residents. Our larger competitors have greater resources, broader geographic markets, and higher lending limits than we do, and they can offer more products and services and better afford and more effectively use media advertising, support services and electronic technology than we can. While we believe we compete effectively with other financial institutions, we may face a competitive disadvantage as a result of our size, lack of geographic diversification and inability to spread marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts and greater flexibility and responsiveness in working with local customers, we cannot assure you that we will continue to be an effective competitor in our banking markets.

•	We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We also are subject to capital guidelines established by our regulators which require us to maintain adequate capital to support our growth. Many of these regulations are intended to protect depositors, the public and the FDIC’s Deposit Insurance Fund rather than shareholders.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations issued by the Securities and Exchange Commission and The Nasdaq Stock Market, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.

The laws and regulations that apply to us could change at any time, and we cannot predict the effects of those changes on our business and profitability. Government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, and our cost of compliance could adversely affect our earnings.

•	We depend on the services of our current management team.

Our operating results and our ability to adequately manage our growth and minimize loan losses are highly dependent on the services, managerial abilities and performance of our current executive officers. Smaller banks, like us, sometimes find it more difficult to attract and retain experienced management personnel than larger banks. We have an experienced management team that our Board of Directors believes is capable of managing and growing the Bank. However, changes in key personnel and their responsibilities may disrupt our business and could have a material adverse effect on our business, operating results and financial condition.

•	We may need to invest in new technology to compete effectively, and that could have a negative effect on our operating results and the value of our common stock.

The market for financial services, including banking services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation and Internet-based banking. We depend on third-party vendors for our data processing services. In addition to our ability to finance the purchase of those services and integrate them into our operations, our ability to offer new technology-based services depends on our vendors’ abilities to provide and support those services. Future advances in technology may require us to incur substantial expenses that adversely affect our operating results, and our small size and limited resources may make it impractical or impossible for us to keep pace with our larger competitors. Our ability to compete successfully in our banking markets may depend on the extent to which we and our vendors are able to offer new technology-based services and on our ability to integrate technological advances into our operations.

RISKS RELATED TO OUR COMMON STOCK

•

The trading volume in our common stock has been low, and the sale of a substantial number of shares in the public market could depress the price of our stock and make it difficult for you to sell your shares.

Our common stock has been listed on The Nasdaq Stock Market since December 30,2004, and it currently is listed on The NASDAQ Capital Market. However, our common stock is thinly traded. Thinly traded stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to operating performance.

We cannot predict what effect future sales of our common stock in the market, or the availability of shares of our common stock for sale in the market, will have on the market price of our common stock. So, we cannot assure you that sales of substantial amounts of our common stock in the market, or the potential for large amounts of market sales, would not cause the price of our common stock to decline or impair our ability to raise capital.

•	Our ability to pay dividends is limited and we may be unable to pay future dividends.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. Also, our only source of funds with which to pay dividends to our shareholders is dividends we receive from the Bank, and the Bank’s ability to pay dividends to us is limited by its own obligations to maintain sufficient capital and regulatory restrictions. If these regulatory requirements are not satisfied, we will be unable to pay dividends on our common stock.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We own the facilities housing five of our banking offices, and we lease the facilities housing our remaining three offices. In addition, we own an operations center which houses the deposit operations, information technology and loan administration departments of the Bank. Each of our banking offices is in good condition and fully equipped for our purposes. On December 31, 2006, our investment in premises and equipment (cost less accumulated depreciation) was approximately $11.1 million.

Item 3. Legal Proceedings.

From time to time we may become involved in legal proceedings occurring in the ordinary course of our business. We believe there currently are no pending or threatened proceedings that are likely to result in a material adverse change in our financial condition or operations, subject to the uncertainties inherent in any litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Purchases of Equity Securities

Market for Common Stock; Dividends.    Our common stock became listed on The Nasdaq Capital Market, under the trading symbol “BCAR,” when we completed our corporate reorganization and became the Bank’s parent bank holding company. Previously, the Bank’s common stock had been listed on The Nasdaq Capital Market under the same trading symbol since December 30, 2004. Prior to that date, it was quoted for trading on the OTC Bulletin Board under the same trading symbol. The following table lists high and low published prices of our or the Bank’s common stock, and cash dividends declared on our or the Bank’s common stock, for each calendar quarter during 2005 and 2006. Prices in the table reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. All prices prior to the fourth quarter of 2005 have been restated to reflect the effect of the six-for-five stock split that we effected in the form of a 20% stock dividend on October 28, 2005.

	Sales price range		Cash Dividends Declared
Quarter	High	Low
2006 Fourth	$17.50	$14.01	$0.05
Third	17.82	15.41	0.05
Second	17.05	15.01	0.05
First	16.68	15.39	0.05

2005 Fourth	$17.57	$14.58	$0.05
Third	15.78	12.58	0.04
Second	14.58	12.38	0.04
First	12.88	11.60	0.04

On December 31, 2006, there were approximately 2,010 total beneficial holders of our common stock, including 1,214 shareholders of record and approximately 796 holders whose shares were in street name.

Information regarding restrictions on our ability to pay dividends is contained in Item 1 of this Report under the caption “Payment of Dividends.” In the future, any declaration and payment of cash dividends will be subject to the Board of Directors’ evaluation of our operating results, financial condition, future growth plans, general business and economic conditions, and tax and other relevant considerations. Also, the payment of cash dividends in the future will be subject to certain other legal and regulatory limitations (including the requirement that our capital be maintained at certain minimum levels) and will be subject to ongoing review by our banking regulators. There is no assurance that, in the future, we will have funds available to pay cash dividends, or, even if funds are available, that we will pay dividends in any particular amount or at any particular times, or that we will pay dividends at all.

Sales of Common Stock.    On August 18, 2006, and in connection with the reorganization in which we became the Bank’s bank holding company, we issued 3,825,192 shares of our common stock in exchange for the 3,825,192 outstanding shares of the Bank’s common stock. Those shares were issued without registration under the Securities Act of 1933 (the “1933 Act”) in reliance on the exemption from registration under Section 3(a)(12) of the 1933 Act for bank holding company reorganizations.

Repurchases of Common Stock.    We did not repurchase any shares of our common stock during the fourth quarter of the year covered by this report.

The following information is being furnished for purposes of Rule 14a-3. It is not deemed to be filed with the Securities and Exchange Commission or to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such a filing.

Performance Graph.    The following line graphs compare the cumulative total shareholder return (the “CTSR”) on our common stock during the previous five years with the CTSR over the same measurement period of the Nasdaq-Composite index and the SNL Securities Bank and Thrift index. Each line graph assumes that $100 was invested on December 31, 2001, and that dividends were reinvested in additional shares.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Bank of the Carolinas Corporation	$100.00	$93.07	$119.37	$142.89	$191.28	$175.36
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Bank and Thrift	100.00	93.96	127.39	142.66	144.89	169.30

Item 6. Selected Financial Data.

	Years Ended December 31
	2006	2005	2004	2003	2002
	(In thousands, except per share data and ratios)
Summary of Operations
Net interest income	$14,663	$12,151	$8,642	$7,211	$5,966
Provision for loan losses	1,157	1,120	952	511	610
Noninterest income	3,374	1,341	1,114	946	898
Noninterest expense	11,512	8,832	6,730	5,597	4,923
Provision for income taxes	1,894	1,207	615	672	—
Net income	3,474	2,333	1,459	1,377	1,331

Selected year-end assets and liabilities
Assets	454,578	390,187	292,095	232,271	194,488
Loans	354,555	299,927	227,117	182,945	152,369
Allowance for loan losses	3,732	3,315	2,500	1,987	1,843
Deposits	382,721	326,640	231,532	194,297	159,725
Other borrowings	31,000	27,400	26,400	15,200	17,965
Shareholders’ equity	37,714	34,651	33,175	22,001	15,700

Ratios
Return on average assets	0.84%	0.69%	0.59%	0.65%	0.76%
Return on average equity	9.57	6.86	6.45	7.75	8.87
Dividend Payout	21.98	27.87	30.77	7.02	0.00
Average equity to average assets	8.73	10.01	9.08	8.43	8.56

Per share data
Earnings per share:
Basic	$0.91	$0.61	$0.52	$0.57	$0.58
Diluted	0.88	0.59	0.50	0.53	0.56
Cash dividends declared	0.20	0.17	0.16	0.04	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following presents management’s discussion and analysis of our financial condition and results of operations. The discussion is intended to assist in understanding our consolidated financial condition and results of operations, and it should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors. All share data have been adjusted to give retroactive effect to stock splits and stock dividends.

Bank of the Carolinas Corporation (the Company) is a North Carolina-chartered bank holding company that was incorporated on May 30, 2006, for the sole purpose of serving as the parent bank holding company for the Bank. The Bank is an insured, North Carolina-chartered bank that began operations on December 7, 1998, under the name “Bank of Davie.” On August 18, 2006, we completed a corporate reorganization and share exchange in which the Bank became our wholly-owned bank subsidiary.

Because the Company has no operations and conducts no business on its own other than owning Bank of Carolinas (the “Bank”), the discussion contained in these footnotes concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and its subsidiary are collectively referred to herein as the Company unless otherwise noted.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to our audited financial statements for the years ended December 31, 2006, 2005 and 2004 contain a summary of our significant accounting policies. We believe our policies with respect to methodology for the determination of our allowance for loan losses, and our asset impairment judgments, such as the recoverability of the intangible assets, involve a higher degree of complexity and require us to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, we consider the policies related to those areas critical.

Our allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (“SFAS”) 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, the present value of future cash flows or values that are observable in the secondary market, and the loan balance.

The allowance for loan losses is created by direct charges to income. Losses on loans are charged against the allowance in the period in which those loans, in our opinion, become uncollectible. Recoveries during the period are credited to the allowance. The factors that influence our judgment in determining the amount charged to non-interest expense include past loan experience, composition of the loan portfolio, current economic conditions and losses inherent in the loan portfolio.

Management’s determination of the allowance is based primarily on a mathematical model that estimates the appropriate allowance for loan losses. This model has several components. The first component involves the estimation of losses on loans defined as “impaired loans.” A loan is considered to be impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The estimated valuation allowance is the difference, if any, between the loan balance outstanding and the value of the impaired loan as determined by either 1) an estimate of the cash flows that we expect to receive from the borrower discounted at the loan’s effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral.

The second component of the allowance model is to estimate losses for risk graded loans, which consist of commercial loans and commercial real estate loans. These loans are assigned estimated loss percentages based on their risk grade. The third component of the allowance model is to estimate losses on homogeneous pools of loans. These pools consist primarily of single family residential loans, consumer loans, and equity lines of credit. The allowance for these pools is based on the historical loss experience and average life of these portfolios. Finally there is a general component in the allowance for losses inherent in the graded loans and homogeneous pools based on several additional risk factors.

We review our allowance on a quarterly basis and believe that the allowance is appropriate to cover inherent loan losses on the loans outstanding as of each reporting date. However, the determination of the allowance using our procedures and methods rests upon various judgments and assumptions about economic conditions and other factors affecting loans. No assurance can be given that we will not, in any particular period, sustain loan losses that are sizable in relation to the amounts reserved for those loans, or that subsequent evaluations of the loan portfolio and our allowance, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. In addition, various regulatory agencies, as an integral part of their routine examination process, periodically review our allowance. Those agencies may require that we make additions to the allowance based on their judgments about information available to them at the time of their examinations.

Accounting for intangible assets is as prescribed by SFAS 142, Goodwill and Other Intangible Assets. We account for recognized intangible assets based on their estimated useful lives. Intangible assets with finite useful lives are amortized, while intangible assets with an indefinite useful life are not amortized. Currently, our recognized intangible asset consists of goodwill.

Goodwill is not amortized, but is subject to fair value impairment tests on at least an annual basis. If based upon our evaluation impairment has occurred, the impairment charge is recognized at that time. Based on the evaluation and testing described above, we have determined that our recorded goodwill is not impaired.

OVERVIEW

During the year, our assets increased by $64.4 million to $454.6 million at December 31, 2006 from $390.2 million at year end 2005. Our net income increased to $3.5 million from $2.3 million for 2005. A large portion of this increase was attributable to the sale of our Carthage branch to First Bank during 2006. The sale of this branch produced a gain of $1.8 million (pre-tax) for the Bank during 2006.

The Bank did experience significant growth of nearly $55 million in its loan portfolio during 2006. However even with this growth the Bank, along with most other community banks, has struggled to maintain its net interest margins in this current interest rate environment and will most likely continue to face those same challenges in 2007.

We continued to expand our franchise by opening a new branch in early 2007 in Winston-Salem, our first in the city. The Bank has also received regulatory approval to open a branch in the Concord area. The Bank has taken possession of one of our other real estate properties and plans to renovate this building as our branch location. We plan to complete this process during 2007.

During the year, the Bank’s Board of Directors approved the formation of a bank holding company of which the Bank became its wholly owned subsidiary. The reorganization was completed in August 2006. The reorganization was effected through a share exchange in which each of the Bank’s shareholders received one share of common stock of BankCorp in exchange for each of their shares of the Bank’s common stock.

We strive to serve the financial needs of small to medium-sized businesses, individuals, and residential homebuilders, offering a broad array of banking and other financial products emphasizing superior customer service.

Real estate secured loans, including construction loans and loans secured by existing commercial and residential properties, comprise the majority of our loan portfolio, with the balance of our loans consisting of commercial and industrial loans and loans to individuals. We also offer certain loan products through associations with various mortgage lending companies. Through these associations, we originate 1-4 family residential mortgages, at both fixed and variable rates. We earn fees for originating these loans and transferring the loan package to the mortgage lending companies. It has been our strategy to recruit skilled banking professionals who are well trained and highly knowledgeable about our market area, enabling us to develop and maintain a loan portfolio of sound credit quality.

The deposit services we offer include small business and personal checking accounts, savings accounts, money market checking accounts and certificates of deposit. The Bank concentrates on providing customer service to build its customer deposit base and competes aggressively in the area of transaction accounts.

Additional funding includes borrowings from the Federal Home Loan Bank and from federal funds purchased lines of credit.

Our results of operations are heavily dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. Results of operations are also materially affected by our provision for loan losses, fee income generated from deposit and loan accounts, and noninterest expenses. Our noninterest expense primarily consists of compensation and employee benefits, occupancy expense, professional services, advertising, and other noninterest expenses. Results of operations are also significantly affected by general economic and competitive conditions, changes in interest rates, and actions of regulatory and governmental authorities.

FINANCIAL CONDITION AT DECEMBER 31, 2006 AND DECEMBER 31, 2005

Total assets at December 31, 2006, increased by $64.4 million or 16.5% to $454.6 million compared to $390.2 million at December 31, 2005. We had earning assets of $424.5 million at December 31, 2006 consisting of $354.6 million in gross loans, $55.7 million in investment securities and $14.2 million in overnight investments. Stockholders’ equity was $37.7 million at December 31, 2006 compared to $34.7 million at December 31, 2005.

Loans.    Gross loans grew by $54.7 million or 18.2% during the twelve months of 2006, from $299.9 million on December 31, 2005 to $354.6 million at December 31, 2006. On December 31, 2006, real estate loans were 72.5%, and commercial loans were 25.3% of the total loan portfolio. Gross loans represented 78.0% and 76.9% of our total assets on December 31, 2006, and December 31, 2005, respectively.

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, our loan portfolio yielded 8.21% for the period ending December 31, 2006 as compared to an average yield of 7.00% during 2005.

We intend to continue the growth of high quality loan assets to the extent permitted by our capital. With continued expansion of our geographic market area and the strong acceptance of our products and services within the communities we serve, we expect loan growth to continue at its current rate.

The following table contains selected data relating to the composition of our loan portfolio by type of loan on the dates indicated.

Table I.

ANALYSIS OF LOAN PORTFOLIO

	2006		2005		At December 31, 2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Real Estate Loans:
Residential 1-4 family	$63,221	17.26%	$60,817	16.61%	$57,330	24.11%	$22,971	12.35%	$18,498	11.96%
Commercial	108,907	29.74%	95,301	26.02%	79,764	33.54%	89,861	48.32%	68,934	44.56%
Construction	71,694	19.58%	52,196	14.25%	34,082	14.33%	12,098	6.50%	8,664	5.60%
Home Equity	21,640	5.91%	24,942	6.81%	21,114	8.88%	14,710	7.91%	12,844	8.30%
Commercial business loans	92,479	25.25%	72,798	19.88%	40,917	17.21%	39,394	21.18%	40,379	26.10%
Consumer loans:
Installment	6,614	1.81%	5,088	1.39%	3,958	1.66%	4,786	2.57%	3,940	2.55%
Other	1,669	0.45%	4,228	1.16%	651	0.27%	2,166	1.17%	1,423	0.93%

Total loans	366,224	100.00%	315,370	86.12%	237,816	100.00%	185,986	100.00%	154,682	100.00%

Less:
Unfunded construction loans	(12,001)		(15,390)		(10,573)		(2,876)		(2,204)
Deferred loan origination fees and costs	332		(53)		(126)		(165)		(109)
Allowance for loan losses	(3,732)		(3,315)		(2,500)		(1,987)		(1,843)

Total loans, net	$350,823		$296,612		$224,617		$180,958		$150,526

Allowance for Loan Losses.    On December 31 2006, our allowance totaled approximately $3.7 million and amounted to approximately 1.05% of our total loans and approximately 80.00% of our nonperforming loans. The following table contains an analysis of our allowance for loan losses on the dates indicated.

Table II.

SUMMARY OF LOAN LOSS EXPERIENCE

	Year ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Balance at beginning of period	$3,315	$2,500	$1,987	$1,843	$1,376
Provision for loan losses	1,157	1,120	952	511	610

Charge-offs:
Commercial—real estate	(58)	(48)	—	(378)	(161)
Commercial—non-real estate	(210)	(15)	(148)	—	—
Mortgage—real estate	(358)	(99)	(290)	—	—
Construction	—	—	(27)	(63)	—
Installment	(132)	(155)	(57)	(15)	—

Total Charge-offs	(758)	(317)	(522)	(456)	(161)

Recoveries:
Commercial—real estate	4	—	4	39	18
Commercial—non-real estate	—	—	56	—	—
Mortgage real estate	—	—	4	—	—
Construction	—	—	—	50	—
Installment	14	12	19	—	—

Total recoveries	18	12	83	89	18

Net charge-offs	(740)	(305)	(439)	(367)	(143)

Balance at end of period	$3,732	$3,315	$2,500	$1,987	$1,843

Ratio of net charge-offs during period to average loans outstanding	0.23%	0.11%	0.22%	0.22%	0.10%

Ratio of allowance for loan losses to non-performing loans	80.00%	164.40%	196.29%	206.55%	692.86%

Ratio of allowances for loan losses to total loans	1.05%	1.11%	1.10%	1.09%	1.21%

Since our organization in 1998, we have experienced substantial growth in our loan portfolio, deposit base and overall balance sheet. We are required to maintain an allowance for loan losses that reflects the size and risk in our loan portfolio. This has made it necessary for us to make significant provisions for loan losses, which principally reflect the growth of the loan portfolio. We expect our loan growth to continue at its current rate and that our provisions for loan losses will continue to be a major portion of our non-interest expense.

During 2006, we recorded gross charge-offs in the amount of $758,000 which impacted our provision for loan losses during the period. Overall growth of our loan portfolio was the most significant contributing factor to the increase in our allowance for loan losses.

Table III.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Real Estate Loans:
Residential, 1-4 family	$657	17.62%	$639	19.28%	$603	24.11%	$245	12.35%	$220	11.96%
Commercial	1,133	30.34	1,002	30.23	839	33.54	960	48.33	821	44.57
Construction	669	17.93	549	16.55	358	14.33	129	6.50	103	5.60
Home Equity	225	6.03	262	7.91	222	8.88	157	7.91	153	8.30

Commercial business loans	962	25.77	765	23.08	430	17.21	421	21.18	481	26.10

Consumer loans
Installment	69	1.84	53	1.61	42	1.66	51	2.57	47	2.55
Other	17	0.47	44	1.34	7	0.27	23	1.16	17	0.92

Total	$3,732	100.00%	$3,315	100.00%	$2,500	100.00%	$1,987	100.00%	$1,843	100.00%

The allowance has been allocated on an approximate basis. The entire amount of the allowance is available to absorb losses occuring in any category. The allocation is not necessarily indicative of future losses.

Asset Quality.    Certain credit risks are inherent in making loans, particularly commercial and consumer loans. We assess these risks and attempt to manage them effectively. We also attempt to reduce credit risk by adhering to internal credit underwriting policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies. A loan is placed in a non-accrual status when, in our judgment, the collection of interest appears doubtful. Nonperforming assets are defined as nonaccrual loans, loans contractually past due for more than 90 days but still accruing interest, and foreclosed or idled properties.

On December 31, 2006, we had loans with an aggregate principal balance of $4.7 million that were delinquent over 90 days, of which $2.8 million were in non-accrual status. Interest accrued, but not recognized as income on non-accrual loans, was approximately $296,000 at December 31, 2006. On the same date, we had total nonperforming assets of $5.7 million, which includes other real estate owned.

Other real estate owned at December 31, 2006, totaled $1.0 million and consisted of four properties. Other real estate owned is carried on the balance sheet at values that we feel are less than or equal to the net amounts we will receive for the properties when they are sold.

The following table summarizes information regarding our non-accrual loans, other real estate owned, and certain other repossessed assets, on December 31, 2006, 2005, 2004, 2003 and 2002. On those dates, we had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

Table IV.

PROBLEM ASSETS

	At December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate loans:
Mortgage	$102	$1,150	$279	$—	$69
Commercial	2,596	474	62	695	—
Construction	—	—	—	239	—
Home Equity	—	—	—	—	—
Commercial business customers	82	65	2	—	—
Installment	—	—	—	25	3

Total nonaccrual loans	2,780	1,689	343	959	72
Accruing loans which are contractually past due 90 days or more	1,882	328	931	3	194

Total nonperforming loans	4,662	2,017	1,274	962	266
Other real estate owned	1,000	2,182	333	156	771

Total nonperforming assets	$5,662	$4,199	$1,607	$1,118	$1,037

Nonperforming loans as a % of net loans	1.33%	0.68%	0.57%	0.53%	0.17%
Total nonperforming assets as a percentage of total assets	1.25%	1.08%	0.55%	0.48%	0.53%

Investment Securities.    Our investment securities totaled $55.7 million at December 31, 2006, and $47.4 million at December 31, 2005. Our investment portfolio includes U.S. Government Agency bonds, mortgage backed securities, state and municipals and corporate obligations, all of which are classified as “available-for-sale” and carried at fair value.

We use our investment portfolio as a tool to provide liquidity, manage interest rate risk and provide supplemental earnings. With our rapid growth since we began operations, and with the continuing growth we expect will occur, we recognize the need to manage liquidity through our investment portfolio. Our securities may be sold from time to time to increase liquidity or re-balance the interest rate sensitivity profile of our balance sheet.

The following table summarizes the fair market value of our securities on the dates indicated.

Table V.

INVESTMENTS

	December 31,
	2006	2005	2004
	(dollars in thousands)
U.S. government and agency securities	$38,609	$35,237	$21,266
State and municipal	6,938	2,569	—
Mortgage-backed securities	8,021	7,425	9,809
Corporate securities	2,109	2,148	1,027

Total	$55,677	$47,379	$32,102

The following tables summarize information regarding the scheduled maturities, amortized cost, and weighted average yields on a tax equivalent basis for our investment securities portfolio on December 31, 2006 and December 31, 2005.

Table VI.

INVESTMENT SECURITIES

At December 31, 2006:

	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(dollars in thousands)
U.S. Gov’t Agency debt securities	$14,999	3.36%	$21,817	4.67%	$2,000	5.63%	$—	0.00%	$38,816	3.53%
State and municipals	—	—	3,507	4.79%	2,838	5.45%	597	3.66%	6,942	4.96%
Mortgage-backed	—	—	477	3.92%	1,518	3.52%	6,164	4.73%	8,159	4.46%
Corporate	—	—	—	—	—	—	2,015	6.81%	2,015	6.81%

Total	$14,999		$25,801		$6,356		$8,776		$55,932

At December 31, 2005:

	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(dollars in thousands)
U.S. Gov’t Agency debt securities	$7,982	3.10%	$26,317	3.59%	$1,501	4.71%	$—	—	$35,800	3.42%
State and municipals	—	—	1,543	4.29%	529	4.68%	527	3.19%	2,599	4.15%
Mortgage-backed	—	—	584	3.70%	1,953	3.40%	5,119	4.81%	7,656	4.15%
Corporate	—	—	—	—	—	—	2,046	6.70%	2,046	6.70%

Total	$7,982		$28,444		$3,983		$7,692		$48,101

Deposits.    Our deposit services include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. On December 31, 2006, total deposits were $382.7 million compared with $326.6 million on December 31, 2005, an increase of $56.1 million or 17.2%. This increase resulted primarily from growth provided by our core operations as well as the solicitation of brokered deposits during the year. On December 31, 2006, time deposits of $100,000 and over made up approximately 43.6% of our total deposits as compared to 24.9% as of December 31, 2005.

Our deposits are generated primarily from within our banking market. However, the Bank had $81.2 million in brokered deposits at December 31, 2006 and also solicits certificates of deposit on the Internet through Express Data Corporation’s Quick-Rate CD Clearinghouse. On December 31, 2006, approximately 1.0% of our total deposits were made up of deposits solicited on the Internet as compared with 6.1% at December 31, 2005. On December 31, 2006, approximately 21.4% of our total deposits were made up of brokered deposits as compared to 10.3 % at December 31, 2005. The Bank has shifted it’s focus to brokered CD’s and away from internet CD’s during 2006 as is evidenced by these percentages.

Retail deposits gathered through our branch network continue to be our principal source of funding. It is our intent to focus our efforts and marketing resources on the growth of our deposit base as we believe this to be the most cost effective strategy for profitable growth. As our geographic market area continues to expand, access to low cost deposits is expected to continue to drive our overall growth.

The following table summarizes our average deposits for the years ended December 31, 2006, 2005, and 2004.

Table VII.

DEPOSIT MIX

	For the Years ended December 31
	2006		2005		2004
	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
	(dollars in thousands)
Interest-bearing deposits:
NOW and money market	$64,727	3.15%	$53,923	1.75%	$44,306	1.26%
Savings	11,103	0.98%	11,966	0.94%	12,371	0.73%
Certificates of deposit	248,174	4.51%	189,606	3.36%	130,484	2.51%

Total interest-bearing deposits	324,004		255,495		187,161
Non-interest bearing deposits:	26,787		23,289		17,602

Total deposits	$350,791	3.80%	$278,784	2.67%	$204,763	1.91%

The following table contains an analysis of our time deposits of $100,000 or more December 31, 2006, 2005 and 2004, respectively.

	At December 31,
	2006	2005	2004
Remaining maturity of three months or less	$49,718	$12,884	$5,418
Remaining maturity of over three to twelve months	99,724	54,444	7,107
Remaining maturity of over twelve months	3,574	14,003	9,444

Total time deposits of $100,000 or more	$153,016	$81,331	$21,969

Other Borrowings.    On December 31, 2006, we had total credit availability through the Federal Home Loan Bank (“FHLB”) of 25% of our assets (approximately $113.6 million). We have pledged as collateral for these borrowings our FHLB stock and our entire one-to-four family mortgage portfolio as well as eligible commercial loans. On December 31, 2006, we had outstanding loans of $31.0 million from the FHLB. The balance of FHLB advances at December 31, 2005 was $27.4 million. We also have total borrowing capacity of $18.0 million under uncollateralized federal funds lines of credit.

The following table summarizes our borrowings at December 31, 2006, 2005 and 2004.

Table VIII.

OTHER BORROWINGS

	At December 31,
	2006	2005	2004
	(dollars in thousands)
Other borrowings:
FHLB advances	$31,000	$27,400	$26,400

Weighted average interest rate	4.98%	4.16%	3.41%

The following table presents our average balances as well as the average cost associated with those balances at year end for the specified periods.

	For the years ended December 31,
	2006		2005		2004
	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
	(In thousands)
Other borrowings:
FHLB advances	$26,402	4.64%	$25,051	3.77%	$20,706	2.91%
Federal funds purchased	444	5.45%	718	3.50%	104	1.92%

Total other borrowings	$26,846	4.65%	$25,769	3.77%	$20,810	2.91%

The above loans have maturity dates between 2006 and 2012. The loans from the FHLB are secured by a blanket lien on the Bank’s 1-4 family residential portfolio, eligible commercial loans and its FHLB stock.

Capital Resources.    Total stockholders’ equity increased by $3.0 million to $37.7 million on December 31, 2006, compared to $34.7 million on December 31, 2005. This increase is principally due to net income of $3.5 million less dividends declared of $764 thousand during the twelve -month period ended December 31, 2006.

Off-Balance Sheet Transactions.    Certain financial transactions are entered into by the Company in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions as of December 31, 2006 and 2005, were commitments to extend credit and financial letters of credit. The Company does not have any ownership interest in any off-balance sheet subsidiaries or special purpose entities.

	2006	2005
	(In thousands)
Loan commitments	$58,063	$52,390
Financial standby letters of credit	1,838	854

Total unused commitments	$59,901	$53,244

Commitments to extend credit to customers represent legally binding agreements with fixed expiration dates, since many of these commitments expire without being funded, the commitment amounts do not necessarily represent liquidity requirements.

Contractual Obligations.    The following disclosure shows the contractual obligations that the Company had outstanding at December 31, 2006.

	Total payments due by period
	Total	Less than 1Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Deposits without a stated maturity	$67,214	$67,214	$—	$—	$—
FHLB advances	31,000	14,000	12,000	—	5,000
Leases	1,866	247	461	469	689

Total	$100,080	$81,461	$12,461	$469	$5,689

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Net Income.    We had net income of $3.5 million or $0.88 per diluted share for the year ended December 31, 2006, compared to $2.3 million or $0.59 per diluted share for the year ended December 31, 2005 and $1.5 million or $.50 per diluted share for the year ended December 31, 2004. Net income before taxes (excluding gain on the sale of our Carthage branch) grew slightly from 2005 to 2006. Our income tax expense increased to $1.9 million for 2006 from $1.2 million in 2005, the majority of this increase was attributable to the gain on the sale of the Carthage branch. Income tax expense of $615,000 in 2004 was significantly reduced by credits received from a conservation grant. Return on average assets was 0.84%, 0.69% and .59% and return on average equity was 9.57%, 6.86% and 6.45% for the years ended December 31, 2006, 2005 and 2004, respectively.

Net Interest Income.    Our primary source of income is net interest income, which is the difference between income generated by our interest-earning assets (primarily loans, investment securities, and interest-bearing balances) and the expense incurred on interest-bearing liabilities (primarily deposits and borrowed funds used to fund earning assets). Net interest income increased to $14.7 million for the year ended December 31, 2006, from $12.2 million in 2005 and $8.6 million at December 31, 2004. Our net interest margin and net interest spread decreased to 3.78% and 3.39%, respectively, in 2006 from 3.84% and 3.50%, respectively, for the same period of 2005. A better rate and more normal yield curve environment in 2004 led to a net interest margin and net interest spread of 3.74% and 3.52% in 2004, respectively. The 2006 changes were largely due to the fact that while average interest-earning assets grew $71.2 million during the year, average interest-bearing liabilities also grew by $70.0 million. This nearly identical growth in assets and liabilities coupled with an increase of 106 basis points on the assets versus 117 basis points for the liabilities led to the slight decrease in the margins.

Our net interest income is affected by both the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Table IX summarizes the average balances of our various categories of assets and liabilities and their associated yields or costs for the years ended on December 31, 2006, 2005 and 2004.

Table IX.

NET INTEREST INCOME AND AVERAGE BALANCES

	December 31, 2006			December 31, 2005			December 31, 2004
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Investment securities	$54,380	$2,184	4.02%	$41,754	$1,498	3.59%	$29,568	$1,075	3.64%
Federal funds sold and interest bearing assets	8,447	420	4.97%	4,959	166	3.35%	3,094	39	1.26%
Loans	324,989	26,672	8.21%	269,893	18,892	7.00%	198,283	12,052	6.08%

Total interest-earning assets	387,816	29,276	7.55%	316,606	20,556	6.49%	230,945	13,166	5.70%

Other assets	28,122			22,879			17,935

Total assets	$415,938			$339,485			$248,880

Interest bearing liabilities:
Demand deposits	$64,727	$2,040	3.15%	$53,923	$942	1.75%	$44,306	$560	1.26%
Savings deposits	11,103	109	0.98%	11,966	112	0.94%	12,371	90	0.73%
Time deposits	248,174	11,193	4.51%	189,606	6,380	3.36%	130,484	3,269	2.51%
Other borrowings	27,291	1,270	4.65%	25,769	971	3.77%	20,810	605	2.91%

Total Interest-bearing liabilities	351,295	14,612	4.16%	281,264	8,405	2.99%	207,971	4,524	2.18%

Demand deposits	26,787			23,289			17,602
Other liabilities	1,557			935			698
Stockholders’ Equity	36,299			33,997			22,609

Total liabilities and stockholders’ equity	$415,938			$339,485			$248,880

Net interest income & interest rate spread		$14,664	3.39%		$12,151	3.50%		$8,642	3.52%

Net yield on average interest-earning assets			3.78%			3.84%			3.74%

Ratio of average interest-earning assets to average interest-bearing liabilities			110%			111%			111%

Non accrual loans are included in the table for the years ended December 31, 2006, 2005 and 2004. However, the impact of those loans was not material.

The following table summarizes the dollar amount of changes in interest income and interest expense for the major components of our interest-earning assets and interest-bearing liabilities during the twelve months ended December 31, 2006 and 2005. The table shows changes in interest income and expense attributable to volume changes and interest rate changes. The changes attributable to both rate and volume changes have been allocated to the changes attributable to rate changes.

Table X.

VOLUME/RATE VARIANCE ANALYSIS

	Year Ended December 31, 2006 vs. 2005 Increase (Decrease) Due to			Year Ended December 31, 2005 vs. 2004 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest-earning assets:
Investment securities	$453	$232	$685	$443	$(19)	$424
Federal funds sold and interest-bearing bank balances	117	137	254	24	103	127
Loans	3,857	3,923	7,780	4,353	2,487	6,840

Total interest income	4,427	4,292	8,719	4,820	2,571	7,391

Interest-bearing liabilities:
Deposits	1,994	3,913	5,907	1,431	2,084	3,515
Other borrowings	57	242	299	144	222	366

Total interest expense	2,051	4,155	6,206	1,575	2,306	3,881

Net interest income	$2,376	$137	$2,513	$3,245	$265	$3,510

Provision for Loan Losses.    Provision for loan losses remained relatively flat during the year at $1.2 million only increasing $37,000 over the 2005 amount which increased $168,000 from the 2004 amount. This was mainly due to a better than expected outcome on some properties that had been deemed impaired. Net loan charge-offs were $740,000 during the 2006 period compared to $305,000 in the 2005 period and $439,000 in 2004. The allowance for loan losses expressed as a percentage of total loans was 1.05%, 1.11% and 1.10% at December 31, 2006, 2005 and 2004, respectively. Nonperforming loans as a percentage of net loans increased to 1.33% at December 31, 2006 from .68% at December 31, 2005 and .57% at December 31, 2004.

Provisions for loan losses are charged to income to bring the allowance for loan losses to a level we deem appropriate. In evaluating the allowance for loan losses, we consider factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors.

Non-interest Income.    In addition to net interest income, we derive revenues from a variety of financial products and services offered to our customers. The majority of our non-interest income results from service charges on our deposit accounts, including charges for insufficient funds, check sales, and fees charged for non-deposit services and from mortgage loan broker fees. Also in 2006, we started an investment sales division which generated $142,000 of non-interest income for the Bank in 2006.

Non-interest income increased by $278,000 or 20.7% for the year ended December 31, 2006, exclusive of a $1.8 million dollar gain on the sale of our Carthage branch. The increase from December 31, 2005 to 2004 was $227,000. The largest components of non-interest income were service charges on deposit accounts of $947,000 in 2006 as compared with $847,000 in 2005 and $699,000 in 2004. The increase in cash surrender value of bank owned life insurance contributed $215,000 to non-interest income during 2006 while mortgage loan broker fees accounted for $177,000. Mortgage broker income is non-recurring and tends to fluctuate with the interest rate environment.

The following table describes our non-interest income for the years ended December 31, 2006, 2005 and 2004.

Table XI.

NON-INTEREST INCOME

	2006	2005	2004
	(dollars in thousands)
Customer service fees	$947	$847	$699
Mortgage loan broker fees	177	196	169
Net gain (loss) on available for sale securities	—	—	27
Increase in bank owned life insurance	215	203	148
Gain on sale of branch	1,755	—	—
Other income	280	95	71

	$3,374	$1,341	$1,114

Non-interest Expense.    Non-interest expense totaled $11.5 million for the year ended December 31, 2006, an increase of $2.7 million over the $8.8 million reported for the year ended December 31, 2005 which was a $2.1 million increase from the 2004 amount. As a percentage of average total assets, our total non-interest expenses remained constant at 2.7% for the years ended December 31, 2006 and 2005 and 2004. Salaries and employee benefits increased by $1.3 million as a result of personnel additions, normal compensation adjustments, and higher costs for group insurance coverage. Occupancy and equipment costs increased by $190,000 due to the addition of new facilities, data processing expenses increased by $276,000 and other non-interest expenses increased by $692,000 to a total of $2.8 million for the year ended December 31, 2006 as compared with $2.1 million for the year ended December 31, 2005. A majority of the increase in other expense came from the costs associated with the formation of our holding company as well as additional marketing and other real estate owned expense during 2006.

The following table summarizes the major components of our non-interest expense for the years ended December 31, 2006, 2005 and 2004.

Table XII.

NON-INTEREST EXPENSE

	2006	2005	2004
	(dollars in thousands)
Salary and benefits	$6,130	$4,844	$3,789
Occupancy and equipment expenses	1,412	1,222	901
Data processing	728	452	191
Advertising	417	181	179
Other expenses	2,825	2,133	1,670

	$11,512	$8,832	$6,730

Income Taxes.    We incurred income tax expense of $1.9 million in 2006 and $1.2 million in 2005. In 2006, income tax expense was 35.3% of pretax earnings as compared to 34.1% for 2005. The increase in the effective tax rate in 2006 was largely due to a higher effective state tax rate in 2006.

CAPITAL ADEQUACY

We are required to comply with the capital adequacy standards established by the Federal Deposit Insurance Corporation (FDIC). The FDIC has issued risk-based capital and leverage capital guidelines for measuring the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for us to be considered in compliance with the FDIC’s requirements. On December 31, 2006, our Total Capital Ratio and Tier 1 Capital Ratio were 11.05 % and 10.04%, respectively, which were well above the minimum levels required by the FDIC’s guidelines. On December 31, 2006, our Leverage Capital Ratio was 8.49%, which was also well above the minimum level required by the FDIC’s guidelines.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity.    Maintaining adequate liquidity, while managing interest rate risk, is the primary goal of our asset and liability management strategy. Liquidity is the ability to fund the needs of our borrowers and depositors, pay operating expenses and meet regulatory requirements. Maturing investments, loan repayments, deposit growth and borrowing from the Federal Home Loan Bank are presently the main sources of the Bank’s liquidity. The Bank’s primary uses of liquidity are to fund loans, operating expenses, deposit withdrawals, repay borrowings and to make investments.

Interest Rate Sensitivity.    Our goal is to maintain a neutral position on interest rate sensitivity whereby little or no change in interest income would occur as interest rates change. On December 31, 2006, we were cumulatively liability sensitive for the next twelve months, which means that our interest-bearing liabilities would reprice more quickly than our interest bearing assets. Theoretically, our net interest margin will decline if market interest rates rise or increase if market interest rates fall. However, the repricing characteristic of assets is different from the repricing characteristics of funding sources. Therefore, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

The following table shows the interest rate sensitivity of our balance sheet on December 31, 2006, and December 31, 2005, but are not necessarily indicative of our position on other dates. Each category of assets and liabilities is shown with projected repricing and maturity dates. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. NOW accounts, savings accounts, and money market accounts are assumed to be subject to immediate repricing and depositor availability. Prepayment assumptions on mortgage loans and decay rates on deposit accounts have not been included in this analysis. Also, the table does not reflect scheduled principal repayments that will be received on loans. The interest rate sensitivity of our assets and liabilities may vary substantially if different assumptions are used or if our actual experience differs from that indicated by the assumptions.

Table XIII.

INTEREST RATE SENSITIVITY

	December 31, 2006
	1-3 months	Over 3 to 12 months	Over 12 to 60 months	Over 60 months	Total
	(dollars in thousands)
Interest-earning assets:
Residential, 1-4 family	$20,718	$11,063	$20,672	$10,169	$62,622
All other loans	176,745	14,080	80,618	17,709	289,152
Federal funds sold	6,449	—	—	—	6,449
Investment securities	5,719	13,108	26,122	10,728	55,677
Interest bearing balances other banks	7,777	—	—	—	7,777

Total	$217,408	$38,251	$127,412	$38,606	$421,677

Interest-bearing liabilities:
Demand deposits	67,214	—	—	—	67,214
Savings deposits	10,021	—	—	—	10,021
Time deposits	83,871	184,138	11,160	—	279,169
Other borrowings	8,000	6,000	12,000	5,000	31,000

Total	$169,106	$190,138	$23,160	$5,000	$387,404

Interest-sensitivity gap	48,302	(151,887)	104,252	33,606	34,273

Cumulative sensitivity gap	48,302	(103,585)	667	34,273	34,273

Cumulative gap as a % of total interest-earning assets	11.5%	-24.6%	0.2%	8.1%	8.1%

Cumulative ratio of sensitive assets to sensitive liabilities	129%	71%	100%	109%	109%

Non-accrual loans are included in the above tables; however the impact of those loans was not material.

Quarterly financial data for 2006 and 2005 is summarized in the table below.

Table XIV.

QUARTERLY FINANCIAL DATA

	2006				2005
	4th Qtr	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr	3rd Qtr.	2nd Qtr.	1st Qtr.
	(In thousands except per share data)
Interest income	$7,964	$7,753	$7,138	$6,421	$6,066	$5,509	$4,816	$4,165
Interest expense	4,359	3,940	3,367	2,947	2,677	2,340	1,892	1,496

Net interest income	3,605	3,813	3,771	3,474	3,389	3,169	2,924	2,669
Provision for loan losses	182	678	180	117	272	322	283	243

Net interest income after provision for loan losses	3,423	3,135	3,591	3,357	3,117	2,847	2,641	2,426
Noninterest income	444	2,205	368	357	378	335	333	295
Noninterest expense	2,851	3,544	2,651	2,466	2,441	2,218	2,133	2,040

Income before income taxes	1,016	1,796	1,308	1,248	1,054	964	841	681
Income taxes	335	648	467	444	360	327	289	231

Net income	$681	$1,148	$841	$804	$694	$637	$552	$450

Earnings per share:
Basic	$0.18	$0.30	$0.22	$0.21	$0.18	$0.17	$0.15	$0.12
Diluted	0.17	0.29	0.21	0.20	0.18	0.16	0.14	0.11

EFFECTS OF INFLATION AND CHANGING PRICES

A commercial bank has an asset and liability structure that is distinctly different from that of a company with substantial investments in plant and inventory because the major portion of its assets is monetary in nature. As a result, a bank’s performance may be significantly influenced by changes in interest rates. Although the banking industry is more affected by changes in interest rates than by inflation in the price of goods and services, inflation also is a factor that may influence interest rates. Yet, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect our operating expense in that personnel expense and the cost of supplies and outside services tend to increase more during periods of high inflation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of the Carolinas

To the Board of Directors and Stockholders

Bank of the Carolinas Corporation

Mocksville, North Carolina

We have audited the accompanying consolidated balance sheets of Bank of the Carolinas Corporation and subsidiary (hereinafter referred to as the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2006 and 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the Carolinas Corporation and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three year period ending December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Asheville, North Carolina

March 28, 2007

CONSOLIDATED BALANCE SHEETS

Bank of the Carolinas Corporation

December 31, 2006 and 2005

	2006	2005
	(In thousands except share and per share data)
Assets
Cash and due from banks	$5,626	$5,035
Interest-bearing deposits in banks	7,777	120

Cash and cash equivalents	13,403	5,155

Federal funds sold	6,449	17,000
Securities available for sale	55,677	47,379

Loans	354,555	299,927
Less: Allowance for loan losses	(3,732)	(3,315)

Total loans, net	350,823	296,612
Office properties and equipment, net	11,142	9,960
Accrued interest receivable	2,449	1,887
Other real estate owned	1,000	2,182
Deferred tax assets	768	1,155
Goodwill	591	612
Bank owned life insurance	8,937	5,722
Other assets	3,339	2,523

Total assets	$454,578	$390,187

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Non-interest bearing	$26,317	$26,131
Interest bearing	356,404	300,509

Total deposits	382,721	326,640

Federal Home Loan Bank advances	31,000	27,400
Accrued interest payable and other liabilities	3,143	1,496

Total liabilities	416,864	355,536

Commitments and contingencies (Notes 9 and 13)

Stockholders’ Equity:
Common stock, par value $5 per share: 5,000,000 shares authorized; 3,826,792 and 3,825,192 shares issued and outstanding, respectively	19,134	19,126
Additional paid in capital	11,444	11,419
Retained earnings	7,293	4,583
Accumulated other comprehensive loss	(157)	(477)

Total stockholders’ equity	37,714	34,651

Total liabilities and stockholders’ equity	$454,578	$390,187

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Bank of the Carolinas Corporation

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands except per share data)
Interest income:
Loans, including fees	$26,672	$18,892	$12,052
Investment securities	2,184	1,498	1,075
Other	420	166	39

Total interest income	29,276	20,556	13,166

Interest expense:
Deposits	13,343	7,434	3,919
Other borrowings	1,270	971	605

Total interest expense	14,613	8,405	4,524

Net interest income	14,663	12,151	8,642

Provision for loan losses	1,157	1,120	952

Net interest income after provision for loan losses	13,506	11,031	7,690

Non-interest income:
Customer service fees	947	847	699
Net gain on available for sale securities	—	—	27
Mortgage loan broker fees	177	196	169
Increase in bank owned life insurance	215	203	148
Gain on sale of branch	1,755	—	—
Other	280	95	71

Total non-interest income	3,374	1,341	1,114

Noninterest expense:
Salaries and employee benefits	6,130	4,844	3,789
Net occupancy expense	1,412	1,222	901
Data processing	728	452	191
Advertising	417	181	179
Other	2,825	2,133	1,670

Total non-interest expense	11,512	8,832	6,730

Income before income taxes	5,368	3,540	2,074
Income tax expense	1,894	1,207	615

Net income	$3,474	$2,333	$1,459

Net income per share
Basic	$0.91	$0.61	$0.52

Diluted	$0.88	$0.59	$0.50

The accompanying notes are an integral part of these consolidated financial instruments.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Bank of the Carolinas Corporation

For the Years Ended December 31, 2006, 2005 and 2004

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
	(In thousands except per share data)
Balance, December 31, 2003	2,316,844	$11,584	$8,420	$1,921	$76	$22,001
Stock options exercised	3,392	17	9	—	—	26
Current income tax benefit on option exercised	—	—	6	—	—	6
Issuance of common stock, net of issuance cost	835,811	4,179	6,056	—	—	10,235
Cash dividends declared ($.20 per share)	—	—	—	(464)	—	(464)
Comprehensive income:
Net income	—	—	—	1,459	—	1,459
Other comprehensive income	—	—	—	—	(88)	(88)

Total comprehensive income						1,371

Balance, December 31, 2004	3,156,047	15,780	14,491	2,916	(12)	33,175

Stock options exercised	35,973	180	23	—	—	203
Current income tax benefit on option exercised	—	—	81	—	—	81
Adjustment to issuance cost of common stock	—	—	(3)	—	—	(3)
20% stock split in form of a dividend	633,172	3,166	(3,166)	—	—	—
Cash in lieu of fractional shares	—	—	(7)	—	—	(7)
Cash dividends declared ($.20 per share)	—	—	—	(666)	—	(666)
Comprehensive income:
Net income	—	—	—	2,333	—	2,333
Other comprehensive income	—	—	—	—	(465)	(465)

Total comprehensive income						1,868

Balance, December 31, 2005	3,825,192	19,126	11,419	4,583	(477)	34,651

Stock options exercised	1,600	8	2	—	—	10
Current income tax benefit on options exercised	—	—	6	—	—	6
Stock based compensation expense	—	—	17	—	—	17
Cash dividends declared ($.20 per share)	—	—	—	(764)	—	(764)
Comprehensive income:
Net income	—	—	—	3,474	—	3,474
Other comprehensive income	—	—	—	—	320	320

Total comprehensive income						3,794

Balance, December 31, 2006	3,826,792	$19,134	$11,444	$7,293	$(157)	$37,714

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Bank of the Carolinas Corporation

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$3,474	$2,333	$1,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	654	580	444
Deferred tax expense (benefit)	240	(49)	(217)
Provision for loan losses	1,157	1,120	952
Amortization of premiums on securities, net	64	71	75
Stock option expense	17	—	—
Excess tax benefit from stock based compensation	(6)	—	—
Increase in bank owned life insurance	(215)	(203)	(148)
Gain on sale of branch	(1,755)	—	—
Loss (gain) on sale of other real estate owned	333	36	(35)
Loss (gain) on sale of fixed assets	(1)	(7)	4
Gain on sale of securities	—	—	(27)
Net changes in:
Accrued interest receivable	(562)	(797)	(183)
Other assets	(513)	(345)	538
Deferred loan costs, net	(380)	(73)	(39)
Accrued expenses and other liabilities	1,647	430	222

Net cash provided by operating activities	4,154	3,096	3,045

Cash flows from investing activities:
Net change in federal funds sold	10,551	(8,988)	(218)
Activity in available for sale securities:
Purchases	(19,517)	(18,151)	(21,039)
Principal payments received	1,622	2,100	2,491
Proceeds from sale	—	—	4,025
Maturities and calls of securities	10,000	—	12,500
Net loan originations and principal payments	(55,963)	(75,015)	(45,669)
Purchase of FHLB stock	(313)	(246)	(691)
Purchase of property and equipment	(816)	(745)	(4,354)
Proceeds from sale of branch	2,134	—	—
Proceeds from sale of fixed assets	22	34	26
Additions to other real estate owned	(249)	(211)	—
Proceeds from sale of other real estate owned	691	300	1,002
Investment in bank owned life insurance	(3,000)	—	(5,371)

Net cash used by investing activities	(54,838)	(100,922)	(57,298)

Cash flows from financing activities:
Net increase in deposits	56,081	95,108	37,235
Net proceeds from FHLB advances	3,600	20,500	18,200
Proceeds from issuance of common stock	10	203	10,261
Excess tax benefit from stock based compensation	6	—	—
Cash dividends paid	(765)	(598)	(464)

Net cash provided by financing activities	58,932	115,213	65,232

Net increase (decrease) in cash and cash equivalents	8,248	(2,113)	3,979
Cash and cash equivalents at beginning of year	5,155	7,268	3,289

Cash and cash equivalents at end of year	$13,403	$5,155	$7,268

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,194	$7,875	$4,491

Income taxes paid	$2,155	$1,416	$398

Non-cash investing and financing activities:
Unrealized losses on securities available for sale, net of income tax effect	$320	$(465)	$(88)
Transfer of foreclosed assets from loans receivable	975	1,973	1,098
Dividends declared, not paid	191	191	116

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Tabular amounts in thousands except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—Bank of the Carolinas Corporation (the Company) is a North Carolina-chartered bank holding company that was incorporated on May 30, 2006, for the sole purpose of serving as the parent bank holding company for the Bank. The Bank is an insured, North Carolina-chartered bank that began operations on December 7, 1998, under the name “Bank of Davie.” On August 18, 2006, we completed a corporate reorganization and share exchange in which the Bank became our wholly-owned bank subsidiary. Upon completion of the reorganization, each of the 3,825,192 outstanding shares of the Bank’s $5.00 par value common stock was converted into and exchanged for one newly issued share of our $5.00 par value common stock.

Because the Company has no operations and conducts no business on its own other than owning Bank of Carolinas (the “Bank”), the discussion contained in these footnotes concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and its subsidiary are collectively referred to herein as the Company unless otherwise noted.

The accounting and reporting policies of the Bank follow accounting principles generally accepted in the United States of America and general practices within the banking industry. The following is a summary of the more significant accounting policies.

Business—The Company provides a variety of financial services to individuals and small businesses through its retail offices. Its primary deposit products are demand deposits and time certificate accounts and its primary lending products are consumer, commercial, and mortgage loans. The Company does not have significant concentrations to any one industry or customer.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of deferred tax assets.

Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are defined as those amounts included in the balance sheet captions “cash and due from banks” and “interest-bearing deposits in banks.”

Securities—Securities available for sale are carried at fair value. The Company has identified its holdings in debt securities as available for sale. The unrealized holding gains or losses on securities available for sale are reported, net of related income tax effects, as accumulated other comprehensive income unless a valuation reserve has been established. Changes in unrealized holding gains or losses are included as a component of other comprehensive income until realized. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in income as realized losses. Gains or losses on sales of securities available for sale are based on the specific identification method.

Loans Receivable—The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is invested within the central North Carolina region. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses, loans in

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

process, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan using the interest method.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance Loan Losses—The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Income on impaired loans is recognized on a cash basis.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Office Properties and Equipment—Land is carried at cost. Buildings, leasehold improvements and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the lesser of estimated useful lives of the assets or lease terms ranging from 3 to 40 years. The cost of maintenance and repairs are charged to income as incurred while expenditures that materially increase the useful lives of property are capitalized.

Federal Home Loan Bank Stock—Investment in stock of the Federal Home Loan Bank is required by law of every member. The investment is carried at cost since redemptions of this stock have been historically at par. No ready market exists for the stock, and it has no quoted market value. The stock is presented in other assets. Due to the redemption provisions of the FHLB, the Bank estimates carrying value equals fair value and that it was not impaired at December 31, 2006. The stock had a carrying value of $1,815,000 and $1,862,000 at December 31, 2006 and 2005, respectively.

Foreclosed Assets—Assets acquired through, or in lieu of, loan foreclosure are held for sale and initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value. Expenses associated with maintaining these properties, are included in other non-interest expense. The provision for real estate losses is included in non-interest expense. Realized gains and losses on disposal of real estate is included in non-interest expense. Foreclosed assets are presented in other real estate owned.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

Goodwill—The Company has adopted Statement of Financial Standards (SFAS) No. 141 entitled Business Combinations (Statement 141), SFAS No. 142 entitled Goodwill and Other Intangible Assets (Statement 142), and SFAS No. 147 entitled Acquisitions of Certain Financial Institutions (Statement 147). Certain provisions of Statement 142 relating to business combinations consummated after June 30, 2001, were adopted by the Bank on July 1, 2001. The remaining provisions of Statement 142 and all provisions of Statement 141 were adopted effective January 1, 2002. Statement 147 provisions were adopted January 1, 2003.

Goodwill is recognized in business combinations to the extent that the price paid exceeds the fair value of the net assets acquired, including any identifiable intangible assets. Goodwill is not amortized, but is subject to fair value impairment tests on at least an annual basis. On April 26, 2006 the Company announced it had entered into a definitive agreement whereby First Bank would purchase the Company’s branch located at 109 Monroe Street in Carthage, NC. The transaction was consummated in the third quarter. The Company allocated approximately $21,000 of the $612,000 in goodwill to the sale of this branch based on an analysis of the relative fair market value of the branch to the Company as a whole.

Income Taxes—The Company utilizes the liability method of computing income taxes. Under the liability method, deferred tax liabilities and assets are established for future tax return effects of the temporary differences between the stated value of assets and liabilities for financial reporting purposes and their tax bases. The focus is on accruing the appropriate balance sheet deferred tax amount, with the statement of income effect being the result of the changes in the balance sheet amounts from period to period. Current portion of income tax expense is provided based upon the actual tax liability incurred for tax return purposes.

An evaluation of the probability of being able to realize the future benefits of deferred tax assets is made. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Stockholders’ Equity—On September 23, 2005, the Company declared a six for five stock split that was affected in the form of a 20 percent stock dividend, payable as of October 28, 2005, to stockholders on record as of October 14, 2005. All per-share data herein has been adjusted to include the effect of the stock split.

Earnings Per Share—Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Bank relate solely to outstanding stock options, and are determined using the treasury stock method.

Earnings per share have been computed based on the following (as adjusted for the six for five stock split):

	Years Ended December 31,
	2006	2005	2004
Net income applicable to common stock	$3,474	$2,333	$1,459

Average number of common shares outstanding used to calculate basic earnings per share	3,825,343	3,799,565	2,792,137
Additional potential common shares due to stock options	138,015	151,277	144,870

Average number of common shares outstanding used to calculate diluted earnings per share	3,963,358	3,950,842	2,937,007

Stock Compensation Plans—The Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment on January 1, 2006. Prior to adopting this standard the Company used the intrinsic value method as prescribed by APB No. 25. Under APB 25, the Company recognized no compensation expense for stock options granted

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

when the exercise price was equal to or greater than the market value on the grant date. The Company chose to adopt the modified prospective method to apply FAS 123(R) and therefore has not re-stated prior period amounts. Using the modified prospective method, the Company is required to record expense for the unvested portion of all options which vest after adoption of the standard as well as for all options issued after its adoption.

Comprehensive Income—Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section in the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2006	2005	2004
Unrealized holding gains (losses) on available-for-sale securities	$468	$(703)	$(107)
Reclassification adjustment for gains realized in net income	—	—	(27)

Net unrealized gains (losses)	468	(703)	(134)
Tax effect, net of valuation allowance	(148)	238	46

Other comprehensive income (loss) net of tax	$320	$(465)	$(88)

Reclassifications—Certain amounts reflected in the December 31, 2004 financial statements have been reclassified to conform with the presentation for the year ended December 31, 2006 and 2005.

New Accounting Pronouncements—In December 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products that May Give Rise to a Concentration of Credit Risk.” The disclosure guidance in this FSP is effective for interim and annual periods ending after December 19, 2005. The FSP states that the terms of certain loan products may increase a reporting entity’s exposure to credit risk and thereby may result in a concentration of credit risk as that term is used in SFAS No. 107, either as an individual product type or as a group of products with similar features. SFAS No. 107 requires disclosures about each significant concentration, including “information about the (shared) activity, region, or economic characteristic that identifies the concentration.” The FSP suggests possible shared characteristics on which significant concentrations may be determined which include, but are not limited to borrowers subject to significant payment increases, loans with terms that permit negative amortization and loans with high loan-to-value ratios.

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

In September 2006, the SEC issued SAB 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” this instructional guidance clarifies the way that management and external auditors of public companies, should evaluate the materiality of uncorrected financial statement misstatements. The guidance indicates that the difference should be evaluated using both an “Iron Curtain” method and a “Roll-over” method. The Iron Curtain method is one where emphasis is placed on the amount of the misstatement in the ending balance sheet, whereas the rollover method places emphasis on the effect of current and reversing prior misstatements on the current income statement.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

The guidance suggests a dual approach, indicating that an entity should give equal consideration to the misstatements of each of its financial statements. Initial adoption of SAB 108 could lead to a restatement of previous financial statements or a cumulative effect adjustment in the current period. The SAB is effective for years ending on or after November 15, 2006. The Company adopted this standard on December 31, 2006 with no material impact on the consolidated financial statements.

2. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investments are summarized as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government and Agency	$38,815	$69	$275	$38,609
State and municipals	6,944	32	38	6,938
Corporate	2,014	96	1	2,109
Mortgage-backed	8,159	33	171	8,021

	$55,932	$230	$485	$55,677

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government and Agency	$35,800	$3	$566	$35,237
State and municipals	2,599	—	30	2,569
Corporate	2,046	104	2	2,148
Mortgage-backed	7,656	7	238	7,425

	$48,101	$114	$836	$47,379

The Bank had investment securities with a carrying value of approximately $16.5 million and $8.8 million pledged against deposits at December 31, 2006 and 2005 respectively.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2006 is as follows:

	Amortized Cost	Estimated Fair Value
Within 1 year	$14,999	$14,890
Over 1 year through 5 years	25,324	25,168
Over 5 years through 10 years	4,838	4,887
Over 10 years	2,612	2,711

	47,773	47,656
Mortgage backed securities	8,159	8,021

	$55,932	$55,677

For the year ended December 31, 2004, proceeds from sale of securities available for sale were approximately $4,025,000. Gross realized gains amounted to approximately $36,000, and gross realized losses amounted to approximately $9,000.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

The fair value of securities with unrealized losses at December 31, 2006, is as follows:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government and agency	$2,992	$7	$26,562	$268	$29,554	$275
State and municipals	1,583	9	2,020	29	3,603	38
Corporate	—	—	1,057	1	1,057	1
Mortgage backed securities	—	—	5,210	171	5,210	171

Total	$4,575	$16	$34,849	$469	$39,424	$485

The fair value of securities with unrealized losses at December 31, 2005, is as follows:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government and agency	$14,278	$130	$20,457	$436	$34,735	$566
State and municipals	2,569	30	—	—	2,569	30
Corporate	1,090	2	—	—	1,090	2
Mortgage backed securities	1,230	38	5,072	200	6,302	238

Total	$19,167	$200	$25,529	$636	$44,696	$836

Management of the Bank believes all unrealized losses as of December 31, 2006, represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. The majority of the securities that have losses greater than twelve months are backed by government agencies and therefore carry very little risk of default. The Bank has sufficient liquidity sources to be able to hold these securities until the fair value recovers.

3. LOANS RECEIVABLE

Loans receivable are summarized as follows:

	December 31,
	2006	2005
Mortgage loans on real estate:
Residential, 1-4 family	$63,221	$60,817
Commercial	108,907	95,301
Construction	71,694	52,196
Home equity	21,640	24,942

	265,462	233,256

Commercial loans	92,479	72,798

Consumer installment loans:
Installment	6,614	5,088
Other	1,669	4,228

	8,283	9,316

Gross loans receivable	366,224	315,370

Adjustments:
Unamortized loan (fees) costs	332	(53)
Undisbursed portion of construction loans	(12,001)	(15,390)
Allowance for loan losses	(3,732)	(3,315)

Loans, net	$350,823	$296,612

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

The changes in the allowance for loan losses are summarized as follows:

	For the Year Ended December 31,
	2006	2005	2004
Beginning balance	$3,315	$2,500	$1,987
Provision for loan losses	1,157	1,120	952
Charge-offs	(758)	(317)	(522)
Recoveries	18	12	83

Ending balance	$3,732	$3,315	$2,500

In accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, loans totaling approximately $3,162,000 in non-homogenous groups were determined to be impaired as of December 31, 2006 while approximately $1,673,000 were determined to be impaired as of December 31, 2005. Specific loan loss reserves of $636,000 and $574,000 were related to these loans as of December 31, 2006 and 2005. Income has not been recognized on these loans since being placed in impaired status. The average balance invested in impaired loans during 2006 was approximately $2,771,000 and $656,000 in 2005.

Loans in non-accrual status were approximately $2,780,000 and $1,689,000 at December 31, 2006 and 2005, respectively. Interest accrued, but not recognized as income on these loans, was approximately $296,000 and $54,000 for the years ended December 31, 2006 and 2005, respectively.

Directors and officers of the Bank and companies with which they are affiliated are customers of the Bank in the ordinary course of business and are considered “insiders.” Outstanding balances for term loans and lines of credit to insiders as of December 31, 2006 and 2005 were approximately $7.4 and $5.8 million, respectively.

The change in the term loans to insiders is as follows:

Balance, December 31, 2005	$2,340
Originations	3,500
Repayments and participations sold	(4,047)

Balance, December 31, 2006	$1,793

Available lines of credit to insiders as of December 31, 2006 were $1.3 million.

4. OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized as follows:

	December 31,
	2006	2005
Land	$1,216	$1,117
Buildings	7,051	7,260
Construction in progress	1,446	—
Leasehold Improvements	684	591
Furniture, fixtures and equipment	3,474	3,200

	13,871	12,168
Less, accumulated depreciation	2,729	2,208

	$11,142	$9,960

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

Construction in progress is comprised of a former OREO property the Bank held in the Concord area which we plan on renovating and opening as our Concord area branch. The Bank has received regulatory approval for this branch and it should open during 2007.

5. LEASES

The Bank has entered into lease agreements for certain branch facilities. The leases expire through December 2017 and contain various renewal options. For the years ended December 31, 2006, 2005 and 2004, rental expense was approximately $151,000, $146,000 and $125,000, respectively.

The approximate minimum future lease payments are as follows:

2007	$247
2008	231
2009	230
2010	233
2011	236
Thereafter	689

$1,866

6. DEPOSITS

The aggregate amount of deposits with a minimum denomination of $100,000 was approximately $153.0 million and $81.3 million at December 31, 2006 and 2005, respectively.

Contractual maturities of time deposits are summarized as follows:

	December 31,
	2006	2005
12 months or less	$268,009	$192,490
1-3 years	10,493	34,468
Thereafter	667	2,929

	$279,169	$229,887

At December 31, 2006 and 2005, the Company had $81.8 million and $33.5 million in brokered CD’s, respectively.

7. FEDERAL HOME LOAN BANK ADVANCES

The Bank had total advances from the Federal Home Loan Bank (“FHLB”) of $31,000,000 and $27,400,000 at December 31, 2006 and 2005, respectively. The weighted average interest rate on the advances was 4.98% and 4.16% at December 31, 2006 and 2005, respectively. The range of rates on the outstanding advances varied from 4.33% to 5.70%.

The contractual maturities of advances are as follows:

2007	$14,000
2008	2,000
2009	10,000
2010	—
2011	—
Thereafter	5,000

$31,000

The Bank has total remaining credit availability through the FHLB of approximately $82.6 million. As of December 31, 2006, the Bank pledged as collateral for these borrowings its FHLB stock and the Bank’s entire 1-4 family mortgage portfolio as well as qualifying commercial loans, as defined.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

8. FEDERAL FUNDS PURCHASED

At December 31, 2006, the Bank had total borrowing capacity of $18 million relating to uncollateralized federal funds lines of credit. The Bank had no outstanding balances on these lines at December 31, 2006 or 2005.

9. INCOME TAXES

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2006	2005	2004
Current tax expense
Federal	$1,403	$1,176	$832
State	251	80	—

	1,654	1,256	832
Deferred tax expense (benefit)
Federal	211	(126)	(126)
State	29	77	(91)

	240	(49)	(217)

Total income tax expense	$1,894	$1,207	$615

The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% are reconciled as follows:

	2006	2005	2004
Computed income tax expense	$1,825	$1,204	$705
Changes resulting from:
Tax credits	—	—	(102)
State tax expense, net of federal benefit	185	103	—
Non-taxable income	(133)	(93)	(59)
Other	17	(7)	71

Actual income tax expense	$1,894	$1,207	$615

The components of deferred income taxes are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Allowance for loan losses	$1,212	$1,106
Accrued expenses	112	109
Securities	98	245
Contribution carryforwards	—	118

	1,422	1,578

Deferred tax liabilities:
Depreciation and amortization	507	344
Prepaid expenses	122	54
Other	25	25

	654	423

Net deferred tax asset	$768	$1,155

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

Management has not established a valuation allowance as of December 31, 2006 as they believe it is more likely than not that deferred tax assets will be utilized.

10. REGULATORY MATTERS

Under North Carolina law, the Company is authorized to pay dividends as declared by our Board of Directors, provided that no such distribution results in our insolvency on a going concern or balance sheet basis. However, although we are a legal entity separate and distinct from the Bank, our principal source of funds with which we can pay dividends to our shareholders and pay our own obligations is dividends we receive from the Bank. For that reason, our ability to pay dividends effectively is subject to the same limitations that apply to the Bank. There are statutory and regulatory limitations on the Bank’s payment of dividends to us.

Under North Carolina law, the Bank may pay dividends only from its undivided profits. However, if the Bank’s surplus is less than 50% of its paid-in capital stock, then the Bank’s directors may not declare any cash dividend until it has transferred from undivided profits to surplus 25% of its undivided profits or any lesser percentage necessary to raise its surplus to an amount equal to 50% of its paid-in capital stock.

The Bank, as a North Carolina banking corporation, may pay dividends only out of retained earnings as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank. Additionally, dividends for the first three years of operations of new banks are explicitly prohibited by the State of North Carolina Banking Commission and the Federal Deposit Insurance Corporation unless special exceptions are made.

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances based on average daily deposits. At December 31, 2006, the Bank met the regulatory cash reserve requirements.

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Bank met all capital adequacy requirements to which it is subject.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that categorization that management believes would change the categorization. To be categorized as well capitalized, the Bank must maintain the minimum capital ratios. The Bank’s actual capital amounts (in thousands) and ratios and minimum requirements are set forth in the table below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total Capital (to Risk Weighted Assets)	$40,992	11.1%	$29,688	>8%	$37,109	>10%
Tier I Capital (to Risk Weighted Assets)	$37,260	10.0%	$14,844	>4%	$22,266	>6%
Tier I Capital (to Average Assets)	$37,260	8.5%	$17,561	>4%	$21,951	>5%

As of December 31, 2005:
Total Capital (to Risk Weighted Assets)	$37,831	12.1%	$25,027	>8%	$31,284	>10%
Tier I Capital (to Risk Weighted Assets)	$34,516	11.0%	$12,514	>4%	$18,770	>6%
Tier I Capital (to Average Assets)	$34,516	9.2%	$15,048	>4%	$18,811	>5%

The holding company had no activity separate from the Bank’s operations during 2006, therefore their ratios would be the same as the Bank’s.

11. EMPLOYEE BENEFIT PLAN

The Bank has a 401(k) Plan to benefit employees. Employees that meet certain age and service requirements may participate in the Plan. Employees may contribute up to 20 percent of their compensation subject to certain limits based on federal tax laws. The Bank may make contributions to the Plan as determined by the Bank’s Board of Director’s. For the years ended December 31, 2006, 2005 and 2004 expense attributable to the Plan amounted to approximately $60,000, $35,000, and $53,000, respectively.

12. COMMITMENTS AND CONTINGENCIES

To accommodate the financial needs of its customers, the Bank makes commitments under various terms to lend funds. These commitments include revolving credit agreements, term loan commitments and short-term borrowing agreements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held includes first and second mortgages on one-to-four family dwellings, accounts receivable, inventory, and commercial real estate. Certain lines of credit are unsecured.

The Bank had outstanding commitments to originate commercial and construction loans of approximately $12 million at December 31, 2006. These commitments were composed of variable rate loans, with interest rates based upon the prime rate. The commitments included various maturity terms with balloon payments due between one to five years.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

The following summarizes the Bank’s approximate remaining available balance to customers under commitments to fund lines of credit at December 31, 2006 (in thousands):

Available Balance on Commitments
Commercial	$29,102
Consumer and other lines	18,798

$47,900

13. EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

The Company has entered into employment agreements with key employees. The employment agreements provide for one to three-year terms. Commencing on the first anniversary date and continuing each anniversary date thereafter, the board of directors may extend the agreements for an additional year so that the remaining terms shall remain one to three years, unless written notice of termination of the agreements is given by the executive officer. The agreements provide for severance payments and other benefits in the event of involuntary termination of employment in connection with any change in control of the Bank. A severance payment will also be provided on a similar basis in connection with voluntary termination of employment where, subsequent to a change in control, the officer is assigned duties inconsistent with their position, duties, responsibilities and status immediately prior to such change in control. The severance payments are defined in each agreement, but in no case exceed 2.99 times the executive officer’s average annual compensation during the preceding five years. The employment agreements provide for termination by the Bank for just cause at any time. The Bank has not accrued any benefits under this post-employment agreement.

14. STOCK INCENTIVE PLANS

In accordance with the Company’s two stock option plans, the Company may grant options to its directors, officers and employees for up to 300,769 (adjusted in October 2005 and June 2003 for six for five stock splits) shares of common stock. Both incentive stock options and non-qualified stock options may be granted under the Plans. The exercise price of each option equals the market price of the Company’s stock on the date of grant and grants have a maximum term of ten years.

The Company adopted the BOC Financial Corp. (“BOCF”) stock option plans at the acquisition date. The BOCF options granted at the date of the acquisition were converted to options on the Bank’s stock and the exercise price adjusted in accordance with the conversion ratio. The converted options were vested immediately. The un-granted BOCF options at the date of the conversion were terminated. The remaining options have a maximum term of ten years from the original grant date.

The Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment on January 1, 2006. Prior to adopting this standard the Company used the intrinsic value method as prescribed by APB No. 25. Under APB 25, the Company recognized no compensation expense for stock options granted when the exercise price was equal to or greater than the market value on the grant date. The Company chose to adopt the modified prospective method to apply FAS 123(R) and therefore has not re-stated prior period amounts. Using the modified prospective method, the Company is required to record expense for the unvested portion of all options which vest after adoption of the standard as well as for all options issued after its adoption. The Company did not grant any options in 2005 but has granted 12,500 shares during 2006. The options were granted with a weighted average fair market value of $5.27 per share. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Assumptions for the 2006 computation include risk-free rates of 4.60%, expected life of 7 years, expected dividends of $.20 per share and expected volatility of 26.19% based on historical stock prices. There were no options granted in 2005. The weighted average grant-date fair value of options granted in 2004 was $3.50 each.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

Adoption of the standard resulted in a $16,985 pre-tax year to date charge and $10,993 after tax. Had the Company applied the standard in 2005, compensation expense of $9,033 pre-tax year to date and $5,952 after tax would have been recorded. Total unrecognized compensation expense related to non vested stock based awards at December 31, 2006 is approximately $77,000 and will be recognized over a weighted average period of 2.83 years.

	Years Ended December 31,
	2005	2004
Net income:
As reported	$2,333	$1,459
Proforma	2,324	1,453

Earnings per share—basic:
As reported	0.61	0.52
Proforma	0.61	0.52

Earnings per share—diluted:
As reported	0.59	0.50
Proforma	0.59	0.49

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (“excess tax benefits”) to be classified as financing cash flows. An excess tax benefit totaling $6,000 is classified as a financing cash inflow for the year ended December 31, 2006. For the years ended December 31, 2005 and 2004 the benefits would have been $81,000 and $6,000, respectively.

A summary of the status of the Company’s stock option plans is presented below:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	288,914	$6.21	327,290	$6.10	314,320	$5.86
Granted	12,500	16.60	—	—	17,040	10.59
Exercised	(1,600)	6.37	(38,373)	5.29	(4,070)	6.37
Forfeited	—	—	(3)	6.37	—	—

Outstanding at end of year	299,814	$6.64	288,914	$6.21	327,290	$6.10

Options exercisable	277,090	$6.05	275,282	$5.99	310,250	$5.86

	Options Outstanding			Aggregate Intrinsic Value	Options Exercisable		Aggregate Intrinsic Value
Range of Exercise Prices	Number Outstanding	Weighted Average Life	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
$4.06-$6.00	80,316	2.90 years	$4.87	$794,325	80,316	$4.87	$794,325
$6.01-$7.00	186,502	1.96 years	$6.37	1,564,752	186,502	$6.37	1,564,752
$7.01-$16.90	32,996	7.61 years	$12.52	73,911	10,272	$9.46	54,442

	299,814			$2,432,988	277,090		$2,413,519

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

15. FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Statement of Financial Accounts Standards 107, Disclosures about Fair Value of Financial Instruments (SFAS 107), excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Bank.

The following methods and assumptions were used by the Bank in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents—The carrying amounts of cash and short-term instruments approximate fair values.

Federal Funds Sold—The carrying amounts of federal funds sold approximate fair values.

Investment Securities—Fair values for securities are based on quoted market prices.

Loans Receivable—For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans, as applicable, are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Bank Owned Life Insurance—The carrying amount of bank owned life insurance is the current cash surrender value.

Other Assets—Other assets include interest receivable and Federal Home Loan Bank stock. The carrying amount of accrued interest receivable approximates fair value. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Deposit Liabilities—The fair values disclosed for demand deposits (e.g., interest and non-interest checking, statement savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank Advances—The fair value of the Bank’s advances are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

Other Liabilities—Other liabilities include accrued interest payable. The carrying amounts of accrued interest payable approximate fair value.

Off-Balance-Sheet Instruments—Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

The approximate stated and estimated fair values of financial instruments is summarized below (In thousands):

	December 31, 2006		December 31, 2005
	Stated Amount	Estimated Fair Value	Stated Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$13,403	$13,403	$5,155	$5,155
Federal funds sold	6,449	6,449	17,000	17,000
Investment securities	55,677	55,677	47,379	47,379
Loans receivable, net	350,823	350,888	296,612	296,292
Bank owned life insurance	8,937	8,937	5,722	5,722
Other assets	4,625	4,625	3,750	3,750

Financial liabilities:
Deposits:
Demand	103,552	103,552	96,753	96,753
Time	279,169	279,223	229,887	229,980
FHLB advances	31,000	31,000	27,400	27,402
Other liabilities	2,261	2,261	842	842

16. PARENT COMPANY FINANCIAL INFORMATION

The condensed balance sheet, statements of income and cash flows for the for the parent company as of and for the period ended December 31, 2006 are presented below (in thousands):

CONDENSED BALANCE SHEET

Assets
Cash	$211
Investment in wholly owned subsidiary	37,695

Total Assets	$37,906

Liabilities and Shareholder’s equity:
Other liabilities	$192
Shareholders’ Equity	37,714

Total Liabilities and Shareholder’s Equity	$37,906

CONDENSED INCOME STATEMENT

Dividends from subsidiary	$392
Equity in undistributed net income of subsidiary	681

Net Income	$1,073

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

CONDENSED STATEMENT OF CASH FLOWS

Cash Flows from Operating Activities:
Net Income	$1,073
Equity in undistributed net income of subisidiary	(681)

Net Cash provided by operating activities	392

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	10
Cash dividends paid	(191)

Net cash used by financing activities	(181)

Net increase in cash and cash equivalents	211
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$211

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

No change in our internal control over financial reporting occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers.    The information regarding our directors and executive officers under the headings “Proposal 1: Election of Directors” and “Executive Officers” in our definitive Proxy Statement to be distributed in connection with our 2007 annual meeting of shareholders is incorporated into this report by reference.

Audit Committee.    The information regarding the Audit Committee of our Board of Directors under the captions, “Committees of Our Board—General” and “-Audit Committee” in our definitive Proxy Statement to be distributed in connection with our 2007 annual meeting of shareholders is incorporated into this Report by reference.

Audit Committee Financial Expert.    The information regarding our Board of Directors’ determination that our Audit Committee includes at least one independent director who is an “audit committee financial expert” under the caption “Audit Committee—Audit Committee Financial Expert” in our definitive Proxy Statement to be distributed in connection with our 2007 annual meeting of shareholders is incorporated into this Report by reference.

Section 16(a) Beneficial Ownership Reporting Compliance.    Information regarding compliance by our directors, executive officers and principal shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be distributed in connection with our 2007 annual meeting of shareholders is incorporated into this Report by reference.

Code of Ethics.    Information regarding the Code of Ethics adopted by our Board of Directors that applies to our directors and to all our executive officers, including without limitation our principal executive officer and principal financial officer, under the caption “Code of Ethics” in our definitive Proxy Statement to be distributed in connection with our 2007 annual meeting of shareholders is incorporate into this Report by reference.

Item 11. Executive Compensation

Information regarding compensation paid or provided to our executive officers and directors under the headings “Compensation Discussion and Analysis”, “Executive Compensation” and “Director Compensation” in our definitive Proxy Statement to be distributed in connection with our 2007 annual meeting of shareholders is incorporated into this Report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Securities.    Information regarding the beneficial ownership of our common stock by our directors, executive officers and principal shareholders under the caption “Beneficial Ownership of Our Common Stock” in our definitive Proxy Statement to be distributed in connection with our 2007 annual meeting of shareholders is incorporated into this Report by reference.

Securities Authorized for Issuance Under Equity Compensation Plans.    The table summarizing all compensation plans and individual compensation arrangements which were in effect on December 31, 2006, and under which shares of our common stock have been authorized for issuance under the caption “Shares Currently Authorized for Issuance Under Our Existing Stock Option Plans” in our definitive Proxy Statement to be distributed in connection with our 2007 annual meeting of shareholders is incorporated into this Report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions.    Information regarding transactions between us and our directors, executive officers and other related persons under the caption “Transactions with Related Persons” in our definitive Proxy Statement to be distributed in connection with our 2007 annual meeting of shareholders is incorporated into this Report by reference.

Director Independence.    Information regarding our independent directors under the caption “Corporate Governance—Director Independence” in our definitive Proxy Statement to be distributed in connection with our 2007 annual meeting of shareholders is incorporated into this Report by reference.

Item 14. Principal Accounting Fees and Services

Information regarding services provided and fees charged to us by our independent accountants under the caption “Services and Fees During 2006 and 2005” in our definitive Proxy Statement to be distributed in connection with our 2007 annual meeting of shareholders is incorporated into this Report by reference.

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements. The following financial statements are included in Item 8 of this Report:

(b)	Exhibits. The exhibits listed on the Exhibit Index that appears immediately following the signature page are being filed or furnished with, or incorporated by reference into, this Report.

(c)	Financial Statement Schedules. No separate financial statement schedules are being filed as all required schedules either are not applicable or are contained in the financial statements listed above or in Item 7 of this Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: March 28, 2007	By:	/S/ ROBERT E. MARZIANO
Robert E. Marziano Chairman and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. MARZIANO Robert E. Marziano	Chairman and Chief Executive Officer (principal executive officer)	March 28, 2007

/s/ GEORGE E. JORDAN George E. Jordan	President and Chief Operating Officer	March 28, 2007

/s/ STEPHEN R. TALBERT Stephen R. Talbert	Vice Chairman	March 28, 2007

/s/ ERIC E. RHODES Eric E. Rhodes	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 28, 2007

/s/ JERRY W. ANDERSON Jerry W. Anderson	Director	March 28, 2007

/s/ ALAN M. BAILEY Alan M. Bailey	Director	March 28, 2007

/s/ WILLIAM A. BURNETTE William A. Burnette	Director	March 28, 2007

/s/ JOHN A. DRYE John A. Drye	Director	March 28, 2007

/s/ THOMAS G. FLEMING Thomas G. Fleming	Director	March 28, 2007

/s/ JOHN W. GOOGE John W. Googe	Director	March 28, 2007

/s/ HENRY H. LAND Henry H. Land	Director	March 28, 2007

/s/ STEVEN G. LAYMON Steven G. Laymon	Director	March 28, 2007

/s/ GRADY L. MCCLAMROCK, JR. Grady L. McClamrock, Jr.	Director	March 28, 2007

/s/ FRANCIS W. SLATE Francis W. Slate	Director	March 28, 2007

/s/ LYNNE SCOTT SAFRIT Lynne Scott Safrit	Director	March 28, 2007

/s/ MICHAEL D. LARROWE Michael D. Larrowe	Director	March 28, 2007

EXHIBIT INDEX

Exhibit Number		Description
3.01		Our Articles of Incorporation, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
3.02		Our By-laws, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006 )
10.01	*	Employment Agreement between us and Robert E. Marziano (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.02	*	Employment Agreement between us and George E. Jordan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.03	*	Employee Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.04	*	Form of Employee Stock Option Agreement (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.05	*	Director Stock Option Plan, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.06	*	Form of Director Stock Option Agreement (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.07	*	Sections 1.2(g) and 2.5 of Agreement and Plan of Reorganization and Share Exchange dated June 1, 2006, between us and the Bank pertaining to our assumption of the Bank’s Employee Stock Option Plan, Director Stock Option Plan and outstanding stock options (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.08	*	BOC Financial Corp 1999 Nonstatutory Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.09	*	BOC Financial Corp 1999 Incentive Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.10	*	Section 6.07 of Agreement and Plan of Reorganization and Merger dated July 20, 2001, between the Bank and BOC Financial Corp pertaining to the Bank’s assumption of outstanding BOC Financial Corp (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.11	*	Option Conversion Agreements relating to stock options previously granted by BOC Financial Corp and held by former directors of BOC Financial Corp as assumed by us from the Bank (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
23.01		Consent of Dixon Hughes PLLC (filed herewith)
31.01		Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)
31.02		Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)
32.01		Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)
99.01		Our definitive Proxy Statement (being filed separately)

*	An asterisk denotes a management contract or compensatory plan or arrangement.