Form 10-Q
period 2007-03-31
Bank of the Carolinas CORP
filed 2007-05-14
CIK 1365997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

On May 14, 2007 there were 3,831,692 outstanding shares of the registrant’s common stock.

BANK OF THE CAROLINAS CORPORATION

FORM 10-Q

March 31, 2007

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Bank of the Carolinas Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31 2007	December 31 2006*
	(Unaudited)
Assets
Cash and due from banks	$5,594	$5,626
Interest-bearing deposits in banks	100	7,777
Federal funds sold	27,467	6,449
Securities available for sale	58,452	55,677

Loans	356,948	354,555
Less, Allowance for loan losses	(3,735)	(3,732)

Total Loans, net	353,213	350,823
Premises and equipment	11,391	11,142
Accrued interest receivable	2,639	2,449
Other real estate owned	918	1,000
Deferred tax assets	784	768
Goodwill	591	591
Bank owned life insurance	9,019	8,937
Other assets	2,675	3,339

Total assets	$472,843	$454,578

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand deposits	$29,603	$26,317
Interest bearing demand deposits	64,377	67,214
Savings deposits	11,428	10,021
Large denomination time deposits	161,724	153,017
Other time deposits	140,084	126,152

Total deposits	407,216	382,721

Borrowings	23,000	31,000
Securities sold under agreements to repurchase	994	—
Other liabilities	3,191	3,143

Total liabilities	434,401	416,864

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Common stock, par value $5 per share: 15,000,000 shares authorized; Issued and outstanding 3,831,692 shares in 2007 and 3,826,792 in 2006	19,158	19,134
Additional paid-in capital	11,471	11,444
Retained earnings	7,881	7,293
Accumulated other comprehensive loss	(68)	(157)

Total stockholders’ equity	38,442	37,714

Total liabilities and stockholders’ equity	$472,843	$454,578

*	Derived from audited financial statements.

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31
	2007	2006
Interest Income
Interest and fees on loans	$7,309	$5,805
Interest on securities	614	477
Interest on federal funds sold	177	138
Interest on deposits in other banks	4	1

Total interest income	8,104	6,421

Interest Expense
Interest on deposits	4,250	2,676
Interest on borrowed funds	285	271

Total interest expense	4,535	2,947

Net Interest Income	3,569	3,474
Provision for loan losses	62	117

Net interest income after provision for loan losses	3,507	3,357

Non-interest income
Customer service fees	236	221
Mortgage loan broker fees	31	59
Investment services	43	—
Income from bank owned life insurance	82	49
Other income	37	28

Total non-interest income	429	357

Noninterest Expense
Salaries and benefits	1,517	1,355
Occupancy and equipment	418	337
Data processing expense	190	173
Other	662	601

Total non-interest expense	2,787	2,466

Income before income taxes	1,149	1,248
Income taxes	369	444

Net Income	$780	$804

Earnings Per Share
Basic	$0.20	$0.21

Diluted	$0.20	$0.20

Dividends Declared	$0.05	$0.05

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Cash Flows from Operating Activities:
Net income	780	804
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	62	117
Deferred tax benefit	(71)	(1)
Stock based compensation expense	5	2
Depreciation and amortization	170	157
Loss on sale of other real estate owned	13	—
Loss on disposal of fixed assets	2	—
Income from bank owned life insurance	(82)	(49)
Amortization of premiums and discounts on investments	21	21
Net change in other assets	79	(72)
Net change in other liabilities	48	573

Net cash provided by operating activities	1,027	1,552

Cash Flows from Investing Activities:
(Increase) decrease in federal funds sold	(21,018)	14,221
Purchases of premises and equipment	(422)	(81)
Purchases of securities available-for-sale	(8,518)	(7,746)
Proceeds from sales, calls, maturities and principal repayments of securities available for sale	5,867	337
Sale (purchase) of FHLB stock	322	(66)
Acquisition of other real estate owned	—	(152)
Proceeds from the sale of other real estate owned	233	—
Net Increase in loans	(2,544)	(10,752)

Net cash used in investing activities	(26,080)	(4,239)

Cash Flows from Financing Activities:
Net Increase in deposits	24,495	5,782
Net repayments of other borrowings	(8,000)	(3,400)
Increase in repurchase agreements	994	—
Proceeds from exercise of stock options	31	—
Tax effect of stock options exercised	15	—
Cash dividends paid	(191)	(191)

Net cash provided by financing activities	17,344	2,191

Net decrease in cash and cash equivalents	(7,709)	(496)
Cash and cash equivalents at beginning of period	13,403	5,155

Cash and cash equivalents at end of period	$5,694	$4,659

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,425	$2,693

Noncash investing and financing activities:
Increase (decrease) in fair value of securities available for sale, net of tax	89	(15)

Dividends declared	192	191

Foreclosed real estate	164	90

Transfer from OREO to premise and equipment	—	1,382

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited) (In thousands, except share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2005	3,825,192	$19,126	$11,419	$4,583	$(477)	$34,651

Stock based compensation expense			2			2

Cash dividends declared ($.05 per share)				(191)		(191)
Comprehensive income:
Net income				804		804
Other comprehensive income					(15)	(15)

Total comprehensive income						789

Balance, March 31, 2006	3,825,192	$19,126	$11,421	$5,196	$(492)	$35,251

Balance, December 31, 2006	3,826,792	$19,134	$11,444	$7,293	$(157)	$37,714

Stock options exercised	4,900	24	7			31

Current Income tax benefit on options exercised		15			15

Stock based compensation expense			5			5

Cash dividends declared ($.05 per share)				(192)		(192)

Comprehensive income:
Net income				780		780
Other comprehensive income					89	89

Total comprehensive income						869

Balance, March 31, 2007	3,831,692	$19,158	$11,471	$7,881	$(68)	$38,442

Notes to Consolidated Financial Statements

March 31, 2007

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The results presented here are for Bank of the Carolinas Corporation (“BankCorp”), the parent company of Bank of the Carolinas (“the Bank”). On April 24, 2006, we announced that the Bank’s Board of Directors had approved the formation of a bank holding company, BankCorp, of which the Bank would become a wholly owned subsidiary. The reorganization was effected through a share exchange in which each of the Bank’s shareholders received one share of common stock of BankCorp in exchange for each of their shares of the Bank’s common stock. BankCorp became the Bank’s parent holding company in the third quarter of 2006. The formation was approved at the 2006 Shareholders’ meeting. The organization and business of BankCorp, accounting policies followed by BankCorp and other relevant information are contained in the notes to the financial statements filed as part of BankCorp’s annual report on Form 10-K for the year ended December 31, 2006. This quarterly report should be read in conjunction with the annual report. Because BankCorp has no separate operations and conducts no business on its own other than owning the Bank, this discussion concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, BankCorp and the Bank are collectively referred to as the “Company” unless otherwise noted.

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

Earnings per share have been computed based on the following:

	Three months Ended March 31,
	2007	2006
Weighted average number of common shares outstanding used to calculate basic earnings per share	3,826,706	3,825,192
Additional potential common shares due to stock options	122,389	139,236

Weighted average number of common shares outstanding used to calculate diluted earnings per share	3,949,095	3,964,428

NOTE 3. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, lines of credit and standby letters of credit. These instruments involve elements of credit risk in excess of amounts recognized in the accompanying financial statements.

The Company’s risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2007, outstanding financial instruments whose contract amounts represent credit risk were approximately: (In thousands)

Loan commitments	$59,961
Letters of credit	$2,263

NOTE 4. COMPREHENSIVE INCOME

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

	Three-months ended March 31,
(In thousands)	2007	2006
Net Income	$780	$804
Net unrealized gain (loss) on AFS securities, net of taxes	89	(15)

Comprehensive income	$869	$789

NOTE 5. INCOME TAXES – FIN 48

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109 (FIN 48). FIN 48 provides guidance on financial statement recognition and measurements of tax positions taken, or expected to be taken, in tax returns. The initial adoption of FIN 48 had no impact on the Company’s financial statements. As of January 1, 2007, there were no unrecognized tax benefits.

The amount of unrecognized tax benefits may increase or decrease for various reasons including adding amounts for current tax positions, expiration of open income tax returns due to statute of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions.

The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in other non-interest expense in the Consolidated Statements of Income.

The Company’s federal and state income tax returns are open and subject to examination from the 2003 tax return year and forward.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

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

The guidance suggests a dual approach, indicating that an entity should give equal consideration to the misstatements of each of its financial statements. Initial adoption of SAB 108 could lead to a restatement of previous financial statements or a cumulative effect adjustment in the current period. The SAB was effective for years ending on or after November 15, 2006. The Company adopted this standard on December 31, 2006 with no material impact on the consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” FASB 159 allows companies to measure financial instruments at fair value. The statement will be effective as of the beginning of each fiscal year that begins after November 15, 2007. FASB has allowed companies the choice to adopt the standard early but the Bank has chosen not to take that option.

NOTE 7. SUBSEQUENT EVENTS

On April 12, 2007, the Company announced it had entered into a definitive agreement with Randolph Bank & Trust Company whereby Randolph Bank will be merged into the Bank. The transaction is subject to shareholder and regulatory approval and is expected to be consummated in the fourth quarter of 2007.

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

The Bank began in December 1998 as a state chartered bank and currently has nine offices in the Piedmont region. The Bank competes for loans and deposits throughout the markets it serves. The Bank, like other financial institutions, derives most of its revenue from net interest income which is the difference between the income it earns from loans and securities minus the interest expense it incurs on deposits and borrowings.

Recent Developments

In February 2007, the Bank opened a new office in the Silas Creek Shopping Center in Winston-Salem. This is the Bank’s first branch in the city of Winston-Salem.

On March 28, 2007, the Company declared a cash dividend of $.05 per share on its common stock, payable April 25, 2007 to shareholders of record on April 11, 2007. A cash dividend has been paid for the past fourteen quarters.

On April 12, 2007, the Company announced it had entered into a definitive agreement with Randolph Bank & Trust Company whereby Randolph Bank will be merged into the Bank. The transaction is subject to shareholder and regulatory approval and is expected to be consummated in the fourth quarter of 2007.

CHANGES IN FINANCIAL CONDITION

Total Assets

At March 31, 2007, total assets were $472.8 million compared to $454.6 million at December 31, 2006, and $393.7 million at March 31, 2006 representing a 20.1 percent year over year increase.

Investment Securities

Investment securities totaled $58.5 million at March 31, 2007, compared to $55.7 million at December 31, 2006 and $54.7 million at March 31, 2006. Total investments increased $2.8 million or 5.0 percent from December 31, 2006 and $3.8 million or 6.9 percent from March 31, 2006.

The investment portfolio includes U.S. Government Agency bonds, mortgage-backed securities, corporate bonds, municipal bonds, and treasuries all classified as available-for-sale and carried at fair value.

Loans and Allowance for Loan Losses

At March 31, 2007, the loan portfolio totaled $356.9 million and represented 75.5 percent of total assets compared to $354.6 million or 78.0 percent of total assets at December 31, 2006 and $310.6 million or 78.9 percent of total assets at March 31, 2006. Total loans increased $2.4 million from December 31, 2006 and $46.3 million or 14.9 percent from March 31, 2006. Real estate loans comprised approximately 67.1 percent of the loan portfolio, and commercial loans comprised approximately 23.0 percent of the total loan portfolio at March 31, 2007.

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

The following table describes the activity in our allowance for loan losses for the three-month periods ended March 31, 2007 and 2006.

	Three-months ended March 31,
	2007	2006
Balance at beginning of period	$3,732	$3,315
Provision for loan losses	62	117
Charge-offs	(68)	(29)
Recoveries of loans previously charged-off	9	7

Balance at end of period	$3,735	$3,410

Ratio of allowance for loan losses to total loans at end of period	1.05%	1.11%

Certain credit risks are inherent in making loans, particularly commercial and consumer loans. Management prudently assesses these risks and attempts to manage them effectively. The Company also attempts to reduce repayment risks by adhering to internal credit underwriting policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies. A loan is placed in nonaccrual status when, in management’s judgment, the collection of interest appears doubtful. Nonperforming assets are defined as foreclosed properties, nonaccrual loans and accruing loans that are contractually past due 90 days or more.

The following table summarizes information regarding our nonaccrual loans, other real estate owned, and certain other repossessed assets and loans, as of March 31, 2007 and December 31, 2006. On those dates, we had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

	March 31, 2007	December 31, 2006
Loans accounted for on a nonaccrual basis:
Real estate loans:
Mortgage	$—	$102
Commercial	1,162	2,596
Construction	104	—
Home Equity	—	—
Commercial business and consumers	—	82
Installment	—	—

Total nonaccrual loans	1,266	2,780
Accruing loans, which are contractually past due 90 days or more	1,226	1,882

Total non-performing loans	2,492	4,662
Other real estate owned, net	918	1,000

Total non-performing assets	$3,410	$5,662

Non-performing loans as a percentage of net loans	0.71%	1.33%
Total non-performing assets as a percentage of total assets	0.72%	1.25%

Deposits

The Company’s deposit services include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. At March 31, 2007, total deposits were $407.2 million compared to $382.7 million at December 31, 2006 and $332.4 million at March 31, 2006. These figures represent increases of 6.4 percent over December 31, 2006 and 22.5 percent over March 31, 2006. At March 31, 2007, time deposits of $100,000 and over made up approximately 39.7 percent of total deposits versus 43.6 percent at December 31, 2006 and 24.3 percent at March 31, 2006. While the Company has continued to shift its focus on outsourced funds from institutional CD’s to brokered deposits, the majority of the Company’s deposits are still generated primarily from within its banking market. At March 31, 2007, the Company had $81.0 million in brokered deposits and $3.9 million in institutional certificates of deposits, which are solicited on the Internet through Express Data Corporation’s Quick-Rate CD Clearinghouse and which represented approximately 0.9 percent of the Company’s total deposits. At December 31, 2006 and March 31, 2006, the Company’s deposits solicited on the Internet amounted to approximately 1.0 percent and 5.1 percent, respectively, of total deposits.

Liquidity

Liquidity management is the process of managing assets and liabilities as well as their maturities to insure adequate funding for loan and deposit activity as well as continued growth of the Company. Sources of funding come from both the asset and liability side of the balance sheet. Asset side sources include cash and cash equivalents, federal funds sold and unpledged available for sale securities. These totaled $72.2 million at March 31, 2007 and $51.4 million at December 31, 2006. Liquidity sources from liabilities include deposits and lines of credit with other institutions. These sources are largely affected by our ability to attract and maintain deposits. Our deposits, together with equity capital, funded 94.3 percent of total assets at March 31, 2007. The Company has borrowing lines available from various correspondent banks and the Federal Home Loan Bank of Atlanta (FHLB) for short-term or long-term funding. At March 31, 2007, the Company had total borrowings of $23.0 million from the FHLB, with maturity dates on these borrowings extending through 2012. A blanket lien on residential 1-4 family dwellings and qualifying non-residential loans is in place with the FHLB to secure these advances. We closely monitor and evaluate our overall liquidity position. We believe our liquidity position at March 31, 2007 is adequate to meet our operating needs.

Interest Rate Sensitivity

Fluctuating interest rates, increased competition and changes in the regulatory environment continue to significantly affect the importance of interest-rate sensitivity management. Rate sensitivity arises when interest rates on assets change in a different period of time or in a different proportion to interest rates on liabilities. The primary objective of interest-rate sensitivity management is to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. The Company uses an asset/liability simulation model to project potential changes to the Company’s net interest margin, net income, and economic value of equity based on simulated changes to market interest rates, namely the prime rate. The Company is slightly liability sensitive over the next twelve months, which means that interest-earning liabilities could re-price more quickly than interest bearing assets. Theoretically, the Company’s net interest margin will decline if market interest rates rise or improve if market interest rates fall.

Capital Adequacy

Regulatory guidelines require banks to hold minimum levels of capital based upon the risk weighting of certain categories of assets as well as any off-balance sheet contingencies. Federal regulators have adopted risk-based capital and leverage capital guidelines for measuring the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for us to be considered in compliance with regulatory requirements. On March 31, 2007, the Bank’s Total Capital Ratio and Tier 1 Capital Ratio were 10.96 percent and 9.98 percent, respectively, which were well above the minimum levels required by regulatory guidelines. On March 31, 2007, the Bank’s Leverage Capital Ratio was 8.30 percent, which was also well above the minimum level required by the regulatory guidelines. Banks are placed into one of four capital categories based on the above three separate capital ratios. The four categories are “well-capitalized”, “adequately capitalized”, “under-capitalized”, and “critically under-capitalized.” The Company is considered “well-capitalized” as of March 31, 2007.

Regulatory Matters

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

RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 2007 and March 31, 2006

The Company had net income of $780,000 or $.20 per diluted share for the three-month period ended March 31, 2007 and $804,000 or $.20 per diluted share for the three-month period ended March 31, 2006. As is evidenced by these numbers, net income was nearly unchanged quarter over quarter.

Net interest income, or the difference between income generated by earning assets (primarily loans, investment securities, and interest-bearing balances) and the expense incurred on interest bearing liabilities (primarily deposits and borrowed funds used to fund earning assets), is the Company’s primary source of earnings. The Company’s net interest income for the three-month period ended March 31, 2007 and 2006 was $3.6 million and $3.5 million respectively. The majority of this increase was due to the Company’s overall growth of loans during the period.

Interest expense for the three-month period ending March 31, 2007 was $4.5 million compared to $2.9 million during the same period in 2006. This was an increase of $1.6 million or 53.9%. The majority of this increase was due to deposit growth during the period as well as rising interest rates in the market, particularly for time deposit products.

Non-interest income was $429,000 for the three-months compared to $357,000 for the three-month period ended March 31, 2006. The non-interest income total includes service charges on deposit accounts, bank owned life insurance, and mortgage broker fees. The $72,000 year over year increase was a result of $43,000 in income from our investment services division which was started in the second quarter of 2006 and a $33,000 increase in income from bank owned life insurance (BOLI). The Bank acquired additional BOLI at the end of 2006 which resulted in the year over year increase.

Non-interest expense was $2.8 million for the three-months ended March 31, 2007, compared to $2.5 million for the same period in 2006 an increase of $321,000 or 13.0 percent. Salary expense increased $162,000 over the same quarter in the previous year which was primarily a result of normal salary increases as well as the addition of personnel. Occupancy expense increased $81,000 which was primarily due to increased expenses from the opening of our Winston-Salem office. Non-interest expense as a percentage of average assets actually decreased from 2.53% to 2.44% on an annualized year over year basis. The effective tax rate for the three-month period ended March 31, 2007 was 32.1 % compared to 35.6 % for the three-months ended March 31, 2006.

DISCLOSURES ABOUT FORWARD LOOKING STATEMENTS

This Report and its exhibits contain statements relating to our financial condition, results of operations, plans, strategies, trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts. Those statements, may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of the Company’s management about future events. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risk factors discussed in the Company’s Annual Report on Form 10-K and in other documents the Company files with the Securities and Exchange Commission from time to time. Copies of those reports are available directly through the Commission’s website at www.sec.gov. Other factors that could influence the accuracy of such forward-looking statements include, but are not limited to, (a) changes in competitive pressures among depository and other financial institutions or in the Company’s ability to compete successfully against the larger financial institutions in its banking markets; (b) the financial success or changing strategies of the Company’s customers; (c) actions of government regulators, or changes in laws, regulations or accounting standards, that adversely affect the Company’s business; (d) changes in the interest rate environment and the level of market interest rates that reduce the Company’s net interest margins and/or the volumes and values of loans it makes and securities it holds; (e) changes in general economic or business conditions and real estate values in the Company’s banking markets (particularly changes that affect the Company’s loan portfolio, the abilities of its borrowers to repay their loans, and the values of loan collateral); (f) the Company’s ability to successfully integrate the business of merger partners into its business without unexpected costs or difficulty, disruption, deposit attrition, or loss of revenue, or its inability to fully realize expected costs savings of any acquisition; and (g) other developments or changes in our business that the Company does not expect. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company has no obligation, and do not intend, to update these forward-looking statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk reflects the risk of economic loss resulting from adverse changes in market price and interest rate risks. Interest rate risk is the result of differing maturities or re-pricing intervals of interest-earning assets and interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly. These changes can have a direct impact on the Company’s overall earnings. The current structure of the Company’s balance sheet is such that a significant increase in interest rates may negatively impact net interest income.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be a party to various legal proceedings incident to its business. At March 31, 2007 there were no legal proceedings to which the Company was a party, or to which any of its property was subject, which were expected by management to result in a material loss.

Item 1A. Risk Factors

Along with other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect the Company’s business, financial condition or future results. In addition to the risks described in the Annual Report on Form 10-K and investment risks that apply in the case of any financial institution, the Company’s business, financial condition and operating results could be harmed by other risks, including risks not yet identified or that the Company believes are immaterial or unlikely.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are being furnished or filed with this report.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (furnished herewith)

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (furnished herewith)

32.01	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: May 14, 2007	By:	/s/ Robert E. Marziano
Robert E. Marziano
President and Chief Executive Officer

Date: May 14, 2007	By:	/s/ Eric E. Rhodes
Eric E. Rhodes
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (furnished herewith)

31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) (furnished herewith)

32.01	Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)