Form 10-Q
period 2007-06-30
Bank of the Carolinas CORP
filed 2007-08-14
CIK 1365997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

SEC Commission File No.: 000-52195

BANK OF THE CAROLINAS CORPORATION

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	20-4989192
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

135 Boxwood Village Drive Mocksville, North Carolina	27028
(Address of principal executive offices)	(Zip Code) Identification No.)

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

Yes ☐ No ☒

On August 3, 2007 there were 3,852,992 outstanding shares of the registrant’s common stock.

BANK OF THE CAROLINAS CORPORATION

FORM 10-Q

June 30, 2007

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Bank of the Carolinas Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30 2007	December 31 2006*
	(Unaudited)
Assets
Cash and due from banks	$5,364	$5,626
Interest-bearing deposits in banks	3,418	7,777
Federal funds sold	969	6,449
Securities available for sale	64,563	55,677

Loans	355,750	354,555
Less, Allowance for loan losses	(3,425)	(3,732)

Total Loans, net	352,325	350,823
Premises and equipment	12,303	11,142
Accrued interest receivable	2,771	2,449
Other real estate owned	993	1,000
Deferred tax assets	842	768
Goodwill	591	591
Bank owned life insurance	9,105	8,937
Other assets	3,609	3,339

Total assets	$456,853	$454,578

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand deposits	$30,613	$26,317
Interest bearing demand deposits	62,296	67,214
Savings deposits	12,012	10,021
Large denomination time deposits	142,665	153,017
Other time deposits	139,407	126,152

Total deposits	386,993	382,721

Borrowings	26,500	31,000
Securities sold under agreements to repurchase	2,111	—
Other liabilities	2,556	3,143

Total liabilities	418,160	416,864

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Common stock, par value $5 per share: 15,000,000 shares authorized; Issued and outstanding 3,852,992 shares in 2007 and 3,826,792 in 2006	19,265	19,134
Additional paid-in capital	11,505	11,444
Retained earnings	8,281	7,293
Accumulated other comprehensive loss	(358)	(157)
Total stockholders’ equity	38,693	37,714

Total liabilities and stockholders’ equity	$456,853	$454,578

*Derived from audited consolidated financial statements.

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$7,285	$6,558	$14,594	$12,363
Interest on securities	699	544	1,313	1,021
Interest on federal funds sold	183	31	361	169
Interest on deposits in other banks	2	5	5	6

Total interest income	8,169	7,138	16,273	13,559

Interest Expense
Interest on deposits	4,311	2,993	8,561	5,669
Interest on borrowed funds	303	374	588	645

Total interest expense	4,614	3,367	9,149	6,314

Net Interest Income	3,555	3,771	7,124	7,245
Provision for loan losses	412	180	474	297

Net interest income after provision for loan losses	3,143	3,591	6,650	6,948

Non-interest income
Customer service fees	266	245	502	466
Mortgage loan broker fees	31	22	62	81
Investment services	56	5	99	5
Income from bank owned life insurance	86	51	168	100
Other income	33	45	70	73

Total non-interest income	472	368	901	725

Noninterest Expense
Salaries and benefits	1,418	1,462	2,935	2,817
Occupancy and equipment	421	335	839	672
Data processing expense	186	181	376	354
Other	754	673	1,416	1,274

Total non-interest expense	2,779	2,651	5,566	5,117

Income before income taxes	836	1,308	1,985	2,556
Income taxes	244	467	613	911

Net Income	$592	$841	$1,372	$1,645

Earnings Per Share
Basic	$0.15	$0.22	$0.36	$0.43

Diluted	$0.15	$0.21	$0.35	$0.42

Dividends Declared	$0.05	$0.05	$0.10	$0.10

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Cash Flows from Operating Activities:
Net income	$1,372	$1,645
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	474	297
Deferred tax benefit	52	2
Stock based compensation expense	11	6
Depreciation and amortization	348	320
Loss on sale of other real estate owned	12	—
Loss on disposal of fixed assets	3	—
Income from bank owned life insurance	(168)	(100)
Net amortization/accretion of premiums and discounts on investments	39	37
Net change in other assets	(895)	(312)
Net change in other liabilities	(588)	312

Net cash provided by operating activities	660	2,207

Cash Flows from Investing Activities:
Decrease in federal funds sold	5,480	13,216
Purchases of premises and equipment	(1,512)	(380)
Purchases of securities available-for-sale	(19,979)	(9,746)
Proceeds from sales, calls, maturities and principal repayments of securities available for sale	10,726	2,806
Sale (purchase) of FHLB stock	165	(583)
Acquisition of other real estate owned	—	(249)
Proceeds from the sale of other real estate owned	282	90
Net Increase in loans	(2,124)	(34,213)

Net cash used in investing activities	(6,962)	(29,059)

Cash Flows from Financing Activities:
Net Increase in deposits	4,272	23,405
Net originations (repayments) of other borrowings	(4,500)	9,600
Increase in repurchase agreements	2,111	—
Proceeds from exercise of stock options	167	—
Tax effect of stock options exercised	14	—
Cash dividends paid	(383)	(383)

Net cash provided by financing activities	1,681	32,622

Net increase (decrease) in cash and cash equivalents	(4,621)	5,770
Cash and cash equivalents at beginning of period	13,403	5,155

Cash and cash equivalents at end of period	$8,782	$10,925

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,632	$5,976

Cash paid during the period for income taxes	$794	$733

Noncash investing and financing activities:
Increase (decrease) in fair value of securities available for sale, net of tax	$(201)	$(121)

Dividends declared	193	191

Foreclosed real estate	287	381

Transfer from OREO to premise and equipment	—	1,382

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited) (In thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2005	3,825,192	$19,126	$11,419	$4,583	$(477)	$34,651
Stock based compensation expense			6			6
Cash dividends declared ($.10 per share)				(383)		(383)
Comprehensive income:
Net income				1645		1,645
Other comprehensive income					(121)	(121)

Total comprehensive income						1,524

Balance, June 30, 2006	3,825,192	$19,126	$11,425	$5,845	$(598)	$35,798

Balance, December 31, 2006	3,826,792	$19,134	$11,444	$7,293	$(157)	$37,714
Stock options exercised	26,200	131	36			167
Current Income tax benefit on options exercised			14			14
Stock based compensation expense			11			11
Cash dividends declared ($.10 per share)				(384)		(384)
Comprehensive income:
Net income				1,372		1,372
Other comprehensive income					(201)	(201)

Total comprehensive income						1,171

Balance, June 30, 2007	3,852,992	$19,265	$11,505	$8,281	$(358)	$38,693

Notes to Consolidated Financial Statements

June 30, 2007 and 2006

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of BankCorp’s management, the financial information included in these unaudited financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

Earnings per share have been computed based on the following:

	Six months ended
	June 30,
	2007	2006
Weighted average number of common shares outstanding used to calculate basic earnings per share	3,833,146	3,825,192
Additional potential common shares due to stock options	114,237	138,450

Weighted average number of common shares outstanding used to calculate diluted earnings per share	3,947,383	3,963,642

	Three months ended
	June 30,
	2007	2006
Weighted average number of common shares outstanding used to calculate basic earnings per share	3,837,533	3,825,192
Additional potential common shares due to stock options	105,831	139,468

Weighted average number of common shares outstanding used to calculate diluted earnings per share	3,943,364	3,964,660

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

The Company’s risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2007, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(in thousands)
Loan commitments	$57,973
Letters of credit	$1,566

On April 12, 2007, the Company entered into a definitive agreement with Randolph Bank & Trust Company whereby Randolph Bank will be merged into the Bank. Randolph Bank & Trust Company is headquartered in Asheboro, North Carolina and is a full-service community bank with offices in Randolph and Alamance Counties. As of March 31, 2007 Randolph Bank had total assets of $281.0 million, total loans of $185.9 million and total deposits of $232.5 million. Randolph Bank’s common shareholders will receive 2.67 shares of Bank of the Carolinas Corporation for each Randolph Bank share held. Randolph Bank’s preferred shareholders will receive the face value of their shares plus prorated dividends. The merger transaction is subject to the approval of the shareholders of both companies, and to receipt of required state and federal bank regulatory approvals. Subject to those contingencies, it is expected that the transaction will be consummated during the fourth quarter of 2007.

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

	Three-months ended		Six-months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Net Income	$592	$841	1,372	$1,645
Net unrealized loss on AFS securities, net of taxes	(290)	(106)	(201)	(121)

Comprehensive income	$302	$735	1,171	$1,524

NOTE 5. INCOME TAXES

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

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FASB Statement No. 157 Fair Value Measurements. This pronouncement creates a framework for consistently measuring fair value of financial assets and liabilities. SFAS 157 also requires increased disclosure of the assumptions used to determine fair values. This pronouncement is effective for fiscal years beginning after November 15, 2007, however early adoption is permitted. Management has not yet determined the impact of adopting FAS 157 on the consolidated financial statements.

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

GENERAL

Introduction

Bank of the Carolinas Corporation (“BankCorp”) is the parent holding company of Bank of the Carolinas (“the Bank”). Because BankCorp has no separate operations and conducts no business on its own other than owning the Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, BankCorp and the Bank are collectively referred to herein as the “Company” unless otherwise noted.

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

Recent Developments

On June 27, 2007, the Company declared a cash dividend of $.05 per share on its common stock, payable July 25, 2007 to shareholders of record on July 11, 2007. A cash dividend has been paid for the past fifteen quarters.

On April 12, 2007, the Company announced it had entered into a definitive agreement with Randolph Bank & Trust Company whereby Randolph Bank will be merged into the Bank. The transaction is subject to shareholder and regulatory approval and is expected to be consummated in the fourth quarter of 2007.

CHANGES IN FINANCIAL CONDITION

Total Assets

At June 30, 2007, total assets were $456.9 million compared to $454.6 million at December 31, 2006, and $424.7 million at June 30, 2006 representing a 7.6 percent year over year increase.

Investment Securities

Investment securities totaled $64.6 million at June 30, 2007, compared to $55.7 million at December 31, 2006 and $54.0 million at June 30, 2006. Total investments increased $8.9 million or 16.0 percent from December 31, 2006 and $10.5 million or 19.5 percent from June 30, 2006.

At June 30, 2007, BankCorp held 42,642 shares of Randolph Bank and Trust Company stock which will be cancelled once the merger is consummated.

The investment portfolio includes U.S. Government Agency bonds, mortgage-backed securities, corporate bonds, municipal bonds, treasuries and equity securities all classified as available-for-sale and carried at fair value.

Loans and Allowance for Loan Losses

At June 30, 2007, the loan portfolio totaled $355.8 million and represented 77.9 percent of total assets compared to $354.6 million or 78.0 percent of total assets at December 31, 2006 and $333.8 million or 78.6 percent of total assets at June 30, 2006. Total loans increased $1.2 million from December 31, 2006 and $22.0 million or 6.6 percent from June 30, 2006. Real estate loans and commercial loans constituted approximately 69.9 percent and 27.7 percent, respectively, of the total loan portfolio at June 30, 2007.

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

The following table describes the activity in our allowance for loan losses for the six-month periods ended June 30, 2007 and 2006.

	Six-months ended
	June 30,
	2007	2006
	(dollars in thousands)
Balance at beginning of period	$3,732	$3,315
Provision for loan losses	474	297
Charge-offs	(805)	(117)
Recoveries of loans previously charged-off	24	9

Balance at end of period	$3,425	$3,504

Ratio of allowance for loan losses to total loans at end of period	0.96%	1.05%

The decline in the ratio of allowance for loan losses to total loans as of June 30, 2007 versus the prior year was due to a decrease in the amount of impaired loans and their related reserves. The ratio of annualized net charge-offs to average loans was 0.44% for the six months ended June 30, 2007 versus .07% for same period in 2006. A significant portion of this increase was due to a charge-off on a credit involving a piece of multi-family real estate sold at foreclosure in the second quarter. Excluding the charge-off related to this one problem credit, the Company’s annualized net charge-off ratio would have been .17% as opposed to .44%.

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

The following table summarizes information regarding our nonaccrual loans, other real estate owned, and certain other repossessed assets and loans, as of June 30, 2007 and December 31, 2006. On those dates, we had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

	June 30, 2007	December 31, 2006
	(dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate loans:
Land	$456	$—
Mortgage	—	102
Commercial	48	2,596
Construction	976	—
Home Equity	—	—
Commercial business and consumers	—	82
Installment	—	—

Total nonaccrual loans	1,480	2,780
Accruing loans, which are contractually past due 90 days or more	1,901	1,882

Total non-performing loans	3,381	4,662
Other real estate owned, net	993	1,000

Total non-performing assets	$4,374	$5,662

Non-performing loans as a percentage of net loans	0.96%	1.33%
Total non-performing assets as a percentage of total assets	0.96%	1.25%

Although non -performing assets were higher at December 31, 2006 than in prior years, they decreased after year end in total dollar amount and as a percentage of total assets. The amount at December 31, 2006 included a loan in the amount of $1.9 million that was placed on non-accrual in the fourth quarter of 2006 and subsequently was restored to an accruing status during the first quarter, and was paid off during the second quarter, of 2007.

Deposits

The Company’s deposit services include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. At June 30, 2007, total deposits were $387.0 million compared to $382.7 million at December 31, 2006 and $350.0 million at June 30, 2006. These figures represent increases of 1.1 percent over December 31, 2006 and 10.6 percent over June 30, 2006. At June 30, 2007, time deposits of $100,000 and over made up approximately 36.8 percent of total deposits versus 40.0 percent at December 31, 2006 and 31.8 percent at June 30, 2006. A majority of the Company’s deposits are generated primarily from within its banking market. The Company has continued to shift its focus on outsourced funds from institutional CD’s (which are solicited on the Internet through Express Data Corporation’s Quick-Rate CD Clearinghouse) to brokered deposits. At June 30, 2007, the Company had $68.0 million in brokered deposits amounting to approximately 17.6 percent of total deposits and $1.4 million in institutional certificates of deposits, amounting to approximately 0.3 percent of the Company’s total deposits. At December 31, 2006 and June 30, 2006, the Company’s deposits solicited on the Internet amounted to approximately 1.0 percent and 1.4 percent, respectively, of total deposits.

Liquidity

Liquidity management is the process of managing assets and liabilities as well as their maturities to insure adequate funding for loan and deposit activity as well as continued growth of the Company. Sources of funding come from both the asset and liability side of the balance sheet. Asset side sources include cash and cash equivalents, federal funds sold and unpledged available for sale securities. These totaled $55.0 million at June 30, 2007 and $51.4 million at December 31, 2006. Liquidity sources from liabilities include deposits and lines of credit with other institutions. These sources are largely affected by our ability to attract and maintain deposits. Our deposits, together with equity capital, funded 93.1 percent of total assets at June 30, 2007. The Company has borrowing lines available from various correspondent banks and the Federal Home Loan Bank of Atlanta (FHLB) for short-term or long-term funding. At June 30, 2007, the Company had total borrowings of $26.5 million from the FHLB, with maturity dates on these borrowings extending through 2012. A blanket lien on residential 1-4 family dwellings and qualifying non-residential loans is in place with the FHLB to secure these advances. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at June 30, 2007 is adequate to meet its operating needs.

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

Capital Adequacy

Regulatory guidelines require banks to hold minimum levels of capital based upon the risk weighting of certain categories of assets as well as any off-balance sheet contingencies. Federal regulators have adopted risk-based capital and leverage capital guidelines for measuring the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for us to be considered in compliance with regulatory requirements. On June 30, 2007, the Bank’s Total Capital Ratio and Tier 1 Capital Ratio were 10.71 percent and 9.81 percent, respectively, which were well above the minimum levels required by regulatory guidelines. At June 30, 2007, the Bank’s Leverage Capital Ratio was 8.01 percent, which was also well above the minimum level required by the regulatory guidelines. Banks are placed into one of four capital categories based on the above three separate capital ratios. The four categories are “well-capitalized”, “adequately capitalized”, “under-capitalized”, and “critically under-capitalized.” The Company is considered “well-capitalized” as of June 30, 2007.

RESULTS OF OPERATIONS

Three-Month Period Ended June 30, 2007 and June 30, 2006

The Company had net income of $592,000 or $.15 per diluted share for the three-month period ended June 30, 2007 and $841,000 or $.21 per diluted share for the three-month period ended June 30, 2006.

Net interest income, or the difference between income generated by earning assets (primarily loans, investment securities, and interest-bearing balances) and the expense incurred on interest bearing liabilities (primarily deposits and borrowed funds used to fund earning assets), is the Company’s primary source of earnings. The Company’s net interest income for the three-month period ended June 30, 2007 and 2006 was $3.6 million and $3.8 million, respectively. The decrease was primarily due to an increase in interest expense on deposits during the period. The majority of the increase in interest expense was due to deposit growth during the period as well as rising interest rates in the market, particularly for time deposit products.

The loan loss provision increased $232,000 in the second quarter of 2007 and was mainly the result of an increased level of charge-offs during the quarter, a significant portion of which was related to one problem credit. Excluding the charge-off related to this one problem credit, the Company’s annualized net charge-off ratio would have been .17% as opposed to .44% as reported.

Interest expense for the three-month period ending June 30, 2007 was $4.6 million compared to $3.4 million during the same period in 2006. This was an increase of $1.2 million or 37.0%. The majority of this increase was due to deposit growth during the period as well as rising interest rates in the market, particularly for time deposit products.

Non-interest income was $472,000 for the three-months compared to $368,000 for the three-month period ended June 30, 2006. The non-interest income total includes service charges on deposit accounts, bank owned life insurance, and mortgage broker fees. The $104,000 period over period increase was largely a result of $56,000 in income from our investment services division which was started in the second quarter of 2006 and a $35,000 increase in income from bank owned life insurance (BOLI). The Bank acquired additional BOLI at the end of 2006 which resulted in the period over period increase.

Non-interest expense was $2.8 million for the three-months ended June 30, 2007, compared to $2.7 million for the same period in 2006 an increase of $128,000 or 4.8 percent. Salary expense decreased $44,000 over the same quarter in the previous year which was primarily a result of normal employee attrition. Occupancy expense increased $86,000 which was primarily due to increased expenses from the opening of our Winston-Salem office. Non-interest expense as a percentage of average assets actually decreased from 2.66% to 2.42% on an annualized year over year basis. The effective tax rate for the three-month period ended June 30, 2007 was 29.2 % compared to 35.7 % for the three-months ended June 30, 2006. The decrease in the effective tax rate is primarily due to greater percentage of the Company’s income being derived from tax exempt sources such as municipal bonds and bank owned life insurance (BOLI).

Six-Month Period Ended June 30, 2007 and June 30, 2006

The Company had net income of $1,372,000 or $.35 per diluted share for the six-month period ended June 30, 2007 and $1,645,000 or $.42 per diluted share for the six-month period ended June 30, 2006.

Net interest income, or the difference between income generated by earning assets (primarily loans, investment securities, and interest-bearing balances) and the expense incurred on interest bearing liabilities (primarily deposits and borrowed funds used to fund earning assets), is the Company’s primary source of earnings. The Company’s net interest income for the six-month period ended June 30, 2007 and 2006 was $7.1 million and $7.2 million, respectively.

Interest expense for the six-month period ending June 30, 2007 was $9.1 million compared to $6.3 million during the same period in 2006. This was an increase of $2.8 million or 44.9%. The majority of this increase was due to deposit growth during the period as well as rising interest rates in the market, particularly for time deposit products.

The net interest margin decreased to 3.35% at June 30, 2007 compared to 3.92% at June 30, 2006. This was a result of an 89 basis point increase in the cost of funds while the yield on assets only increased 32 basis points. This combination of pricing pressures led to the decrease in our net interest margin.

Non-interest income was $901,000 for the six-months compared to $725,000 for the six-month period ended June 30, 2006. The non-interest income total includes service charges on deposit accounts, bank owned life insurance, and mortgage broker fees. The $176,000 year over year increase was largely a result of $99,000 in income from our investment services division which was started in the second quarter of 2006 and a $68,000 increase in income from bank owned life insurance (BOLI). The Bank acquired additional BOLI at the end of 2006 which resulted in the year over year increase.

Non-interest expense was $5.6 million for the six-months ended June 30, 2007, compared to $5.1 million for the same period in 2006 an increase of $449,000 or 8.8 percent. Salary expense increased $118,000 over the same period in the previous year which was primarily a result of normal salary increases. Occupancy expense increased $167,000 which was primarily due to increased expenses from the opening of our Winston-Salem office. Non-interest expense as a percentage of average assets actually decreased from 2.59% to 2.44% on an annualized year over year basis. The effective tax rate for the six-month period ended June 30, 2007 was 30.9 % compared to 35.6 % for the six-months ended June 30, 2006. The decrease in the effective tax rate is primarily due to greater percentage of the Company’s income being derived from tax exempt sources such as municipal bonds and bank owned life insurance (BOLI).

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

Item 4T. CONTROLS AND PROCEDURES

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be a party to various legal proceedings incident to its business. At June 30, 2007 there were no legal proceedings to which the Company was a party, or to which any of its property was subject, which were expected by management to result in a material loss.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders

Information regarding the results of voting at our annual meeting of shareholders held on May 24, 2007, was previously reported in our Current Report on Form 8-K dated May 24, 2007, and is incorporated herein from that report.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are being furnished or filed with this report.

2.01	Agreement and Plan of Reorganization and Merger, dated as of April 12, 2007, by and between Randolph Bank & Trust Company and Bank of the Carolinas, and joined by Bank of the Carolinas Corporation (incorporated by reference from Exhibits to the Company’s Current Report on Form 8-K dated April 12, 2007)

10.01	2007 Omnibus Equity Plan (incorporated by reference from Exhibits to the Company’s Current Report on Form 8-K dated May 24, 2007)

10.02	Management Incentive Compensation Plan and 2007 Annual Plan Rules (incorporated by reference from Exhibits to the Company’s Current Report on Form 8-K dated May 24, 2007)

22.01	Published report regarding matters submitted to vote of security holders (incorporated by reference from the disclosure under Item 8.01 contained in the Company’s Current Report on Form 8-K dated May 24, 2007)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (furnished herewith)

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (furnished herewith)

32.01	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: August 13, 2007	By:	/s/ Robert E. Marziano
Robert E. Marziano President and Chief Executive Officer

Date: August 13, 2007	By:	/s/ Eric E. Rhodes
Eric E. Rhodes Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.01	Agreement and Plan of Reorganization and Merger, dated as of April 12, 2007, by and between Randolph Bank & Trust Company and Bank of the Carolinas, and joined by Bank of the Carolinas Corporation (incorporated by reference from Exhibits to the Company’s Current Report on Form 8-K dated April 12, 2007)

10.01	2007 Omnibus Equity Plan (incorporated by reference from Exhibits to the Company’s Current Report on Form 8-K dated May 24, 2007)

10.02	Management Incentive Compensation Plan and 2007 Annual Plan Rules (incorporated by reference from Exhibits to the Company’s Current Report on Form 8-K dated May 24, 2007)

22.01	Published report regarding matters submitted to vote of security holders (incorporated by reference from the disclosure under Item 8.01 contained in the Company’s Current Report on Form 8-K dated May 24, 2007)

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (furnished herewith)

31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) (furnished herewith)

32.01	Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)