Form 10-Q
period 2007-09-30
Bank of the Carolinas CORP
filed 2007-11-14
CIK 1365997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

On November 9, 2007 there were 3,920,752 outstanding shares of the registrant’s common stock.

BANK OF THE CAROLINAS CORPORATION

FORM 10-Q

September 30, 2007

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bank of the Carolinas Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30 2007	December 31 2006*
	(Unaudited)
Assets
Cash and due from banks	$6,728	$5,626
Interest-bearing deposits in banks	165	7,777
Federal funds sold	4,220	6,449
Securities available for sale	63,997	55,677

Loans	376,560	354,555
Less, Allowance for loan losses	(3,778)	(3,732)

Total Loans, net	372,782	350,823
Premises and equipment	13,284	11,142
Accrued interest receivable	3,206	2,449
Other real estate owned	1,909	1,000
Deferred tax assets	650	768
Goodwill	591	591
Bank owned life insurance	9,194	8,937
Other assets	3,492	3,339

Total assets	$480,218	$454,578

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand deposits	$31,337	$26,317
Interest bearing demand deposits	67,214	67,214
Savings deposits	14,344	10,021
Large denomination time deposits	160,739	153,017
Other time deposits	136,805	126,152

Total deposits	410,439	382,721

Borrowings	27,000	31,000
Other liabilities	3,133	3,143

Total liabilities	440,572	416,864

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Common stock, par value $5 per share: 15,000,000 shares authorized; Issued and outstanding 3,869,062 shares in 2007 and 3,826,792 in 2006	19,345	19,134
Additional paid-in capital	11,562	11,444
Retained earnings	8,692	7,293
Accumulated other comprehensive income (loss)	47	(157)

Total stockholders’ equity	39,646	37,714

Total liabilities and stockholders’ equity	$480,218	$454,578

*	Derived from audited consolidated financial statements.

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$7,659	$7,044	$22,253	$19,407
Interest on securities	757	577	2,070	1,598
Interest on federal funds sold	22	124	383	293
Interest on deposits in other banks	4	8	9	14

Total interest income	8,442	7,753	24,715	21,312

Interest Expense
Interest on deposits	4,296	3,607	12,857	9,276
Interest on borrowed funds	333	333	921	978

Total interest expense	4,629	3,940	13,778	10,254

Net Interest Income	3,813	3,813	10,937	11,058
Provision for loan losses	546	678	1,020	975

Net interest income after provision for loan losses	3,267	3,135	9,917	10,083

Non-interest income
Customer service fees	259	247	761	713
Mortgage loan broker fees	78	54	140	135
Investment services	99	66	198	66
Income from bank owned life insurance	89	51	257	151
Gain on sale of branch	—	1,755	—	1,755
Other income	29	32	99	110

Total non-interest income	554	2,205	1,455	2,930

Noninterest Expense
Salaries and benefits	1,543	1,773	4,478	4,590
Occupancy and equipment	447	357	1,286	1,029
Data processing expense	185	182	561	535
Other	794	1,232	2,210	2,507

Total non-interest expense	2,969	3,544	8,535	8,661

Income before income taxes	852	1,796	2,837	4,352
Income taxes	247	648	860	1,559

Net Income	$605	$1,148	$1,977	$2,793

Earnings Per Share
Basic	$0.16	$0.30	$0.52	$0.73

Diluted	$0.15	$0.29	$0.50	$0.70

Dividends Declared	$0.05	$0.05	$0.15	$0.15

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash Flows from Operating Activities:
Net income	$1,977	$2,793
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,020	975
Deferred tax benefit (expense)	(61)	129
Stock based compensation expense	16	12
Depreciation and amortization	538	487
Loss on sale of other real estate owned	7	308
Gain on sale of branch	—	(1,755)
Loss on disposal of fixed assets	3	—
Income from bank owned life insurance	(257)	(151)
Net amortization/accretion of premiums and discounts on investments	50	51
Net change in other assets	(1,240)	(1,251)
Net change in other liabilities	(12)	1,376

Net cash provided by operating activities	2,041	2,974

Cash Flows from Investing Activities:
Decrease in federal funds sold	2,229	11,446
Purchases of premises and equipment	(2,683)	(564)
Purchases of securities available-for-sale	(22,057)	(14,160)
Proceeds from sales, calls, maturities and principal repayments of securities available for sale	14,070	5,226
Sale (purchase) of FHLB stock	142	(156)
Acquisition of other real estate owned	(10)	(249)
Proceeds from sale of branch	—	2,134
Proceeds from the sale of other real estate owned	602	186
Proceeds from the sale of premise and equipment	—	16
Net Increase in loans	(24,299)	(39,519)

Net cash used in investing activities	(32,006)	(35,640)

Cash Flows from Financing Activities:
Net Increase in deposits	27,718	37,485
Net advances (repayments) of other borrowings	(4,000)	100
Proceeds from exercise of stock options	269	—
Tax benefit of stock options exercised	44	—
Cash dividends paid	(576)	(574)

Net cash provided by financing activities	23,455	37,011

Net increase (decrease) in cash and cash equivalents	(6,510)	4,345
Cash and cash equivalents at beginning of period	13,403	5,155

Cash and cash equivalents at end of period	$6,893	$9,500

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,834	$9,274

Cash paid during the period for income taxes	$794	$1,385

Noncash investing and financing activities:

Increase in fair value of securities available for sale, net of tax	$204	$42

Dividends declared	193	191

Foreclosed real estate	1,509	575

Transfer from OREO to premise and equipment	—	1,382

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited) (In thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2005	3,825,192	$19,126	$11,419	$4,583	$(477)	$34,651
Stock based compensation expense			12			12
Cash dividends declared ($.15 per share)				(573)		(573)
Comprehensive income:
Net income				2793		2,793
Other comprehensive income					42	42

Total comprehensive income						2,835

Balance, September 30, 2006	3,825,192	$19,126	$11,431	$6,803	$(435)	$36,925

Balance, December 31, 2006	3,826,792	$19,134	$11,444	$7,293	$(157)	$37,714
Stock options exercised	42,270	211	58			269
Current Income tax benefit on options exercised			44			44
Stock based compensation expense			16			16
Cash dividends declared ($.15 per share)				(578)		(578)
Comprehensive income:
Net income				1,977		1,977
Other comprehensive income					204	204

Total comprehensive income						2,181

Balance, September 30, 2007	3,869,062	$19,345	$11,562	$8,692	$47	$39,646

See accompanying notes.

Notes to Consolidated Financial Statements

September 30, 2007 and 2006

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of BankCorp’s management, the financial information included in these unaudited financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2007 and December 31, 2006 and for the three and nine month periods ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

Earnings per share have been computed based on the following:

	Nine months ended September 30,
	2007	2006
Weighted average number of common shares oustanding used to calculate basic earnings per share	3,841,070	3,825,192
Additional potential common shares due to stock options	104,172	138,931

Weighted average number of common shares outstanding used to calculate diluted earnings per share	3,945,242	3,964,123

	Three months ended September 30,
	2007	2006
Weighted average number of common shares oustanding used to calculate basic earnings per share	3,856,660	3,825,192
Additional potential common shares due to stock options	83,445	138,704

Weighted average number of common shares outstanding used to calculate diluted earnings per share	3,940,105	3,963,896

There were 12,500 anti-dilutive options at September 30, 2007. These options were excluded from the calculation of weighted average dilutive shares.

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

The Company’s risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2007, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(in thousands)
Loan commitments	$64,498
Letters of credit	$1,336

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

	Three-months ended September 30,		Nine-months ended September 30,
	2007	2006	2007	2006
(In thousands)
Net Income	$605	$1,148	1,977	$2,793
Net unrealized gain on AFS securities, net of taxes 405	405	163	204	42

Comprehensive income	$1,010	$1,311	2,181	$2,835

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

The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in tax expense in the Consolidated Statements of Income.

The Company’s federal and state income tax returns are open and subject to examination from the 2003 tax return year and forward.

NOTE 6. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements.” This pronouncement creates a framework for consistently measuring fair value of financial assets and liabilities. SFAS 157 also requires increased disclosure of the assumptions used to determine fair values. This pronouncement is effective for fiscal years beginning after November 15, 2007, however early adoption is permitted. Management has not yet determined the impact of adopting FAS 157 on the consolidated financial statements.

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

NOTE 7. SUBSEQUENT EVENTS

The Company and Randolph Bank & Trust Company (“Randolph”), each has chosen to terminate their merger agreement dated April 12, 2007, after Randolph’s shareholders did not approve the merger at Randolph’s meeting of shareholders. The holders of over 60% of Randolph’s outstanding shares voted in favor of the merger, but the merger did not receive the favorable vote of the holders of two-thirds of the outstanding shares as required by North Carolina banking law. The Company’s shareholders previously had approved the merger.

As a result of termination of the merger, expenses incurred in connection with the transaction will be charged against the Company’s earnings during the fourth quarter of 2007. After adjustment for taxes, the Company currently expects that charge to reduce its consolidated earnings for the fourth quarter by approximately $430,000, or $0.11 per diluted share.

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

The Bank began in December 1998 as a state chartered bank and currently has ten offices in the Piedmont region. The Bank competes for loans and deposits throughout the markets it serves. The Bank, like other financial institutions, derives most of its revenue from net interest income which is the difference between the income it earns from loans and securities minus the interest expense it incurs on deposits and borrowings.

Recent Developments

The Company and Randolph Bank & Trust Company (“Randolph”), each has chosen to terminate their merger agreement dated April 12, 2007, after Randolph’s shareholders did not approve the merger at Randolph’s meeting of shareholders. The holders of over 60% of Randolph’s outstanding shares voted in favor of the merger, but the merger did not receive the favorable vote of the holders of two-thirds of the outstanding shares as required by North Carolina banking law. The Company’s shareholders previously had approved the merger.

As a result of termination of the merger, expenses incurred in connection with the transaction will be charged against the Company’s earnings during the fourth quarter of 2007. After adjustment for taxes, the Company currently expects that charge to reduce its consolidated earnings for the fourth quarter by approximately $430,000, or $0.11 per diluted share.

On September 26, 2007, the Company declared a cash dividend of $.05 per share on its common stock, payable October 24, 2007 to shareholders of record on October 10, 2007.

The Company opened a branch in Concord on July 16, 2007. This is the Company’s tenth full service branch.

CHANGES IN FINANCIAL CONDITION

Total Assets

At September 30, 2007, total assets were $480.2 million compared to $454.6 million at December 31, 2006, and $431.4 million at September 30, 2006 representing an 11.3 percent year over year increase.

Investment Securities

Investment securities totaled $64.0 million at September 30, 2007, compared to $55.7 million at December 31, 2006 and $56.3 million at September 30, 2006. Total investments increased $8.3 million or 14.9 percent from December 31, 2006 and $7.7 million or 13.8 percent from September 30, 2006.

At September 30, 2007, BankCorp held 42,642 shares of Randolph Bank and Trust Company stock.

The investment portfolio includes U.S. Government Agency bonds, mortgage-backed securities, corporate bonds, municipal bonds, treasuries and equity securities all classified as available-for-sale and carried at fair value.

Loans and Allowance for Loan Losses

At September 30, 2007, the loan portfolio totaled $376.6 million and represented 78.4 percent of total assets compared to $354.6 million or 78.0 percent of total assets at December 31, 2006 and $338.7 million or 78.5 percent of total assets at September 30, 2006. Total loans increased $22.0 million from December 31, 2006 and $37.9 million or 11.2 percent from September 30, 2006. Real estate loans and commercial loans constituted approximately 68.6 percent and 28.6 percent, respectively, of the total loan portfolio at September 30, 2007.

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

The following table describes the activity in our allowance for loan losses for the nine-month periods ended September 30, 2007 and 2006.

	Nine-months ended September 30,
	2007	2006
	(dollars in thousands)
Balance at beginning of period	$3,732	$3,315
Provision for loan losses	1,020	975
Charge-offs	(1,006)	(501)
Recoveries of loans previously charged-off	32	13

Balance at end of period	$3,778	$3,802

Ratio of allowance for loan losses to total loans at end of period	1.00%	1.12%

The decline in the ratio of allowance for loan losses to total loans as of September 30, 2007 versus the prior year was due to a decrease in the amount of impaired loans and their related reserves. Impaired loans at September 30, 2007 were $580,000 compared to $3,671,000 at September 30, 2006. The reserves related to these impaired loans were $306,000 at September 30, 2007 versus $842,000 at September 30, 2006. The ratio of annualized net charge-offs to average loans was 0.36% for the nine months ended September 30, 2007 versus .20% for same period in 2006. A significant portion of this increase was due to a charge-off on a credit involving a piece of multi-family real estate sold at foreclosure in the second quarter. Excluding the charge-off related to this one problem credit, the Company’s annualized net charge-off ratio would have been .18% as opposed to .36%.

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

The following table summarizes information regarding our nonaccrual loans, other real estate owned, and certain other repossessed assets and loans, as of September 30, 2007 and December 31, 2006. On those dates, we had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

	September 30, 2007	December 31, 2006
	(dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate loans:
Land	$294	$—
Mortgage	—	102
Commercial	—	2,596
Construction	55	—
Home Equity	—	—
Commercial business and consumers	524	82
Installment	—	—

Total nonaccrual loans	873	2,780
Accruing loans, which are contractually past due 90 days or more 1,202	1,202	1,882

Total non-performing loans	2,075	4,662
Other real estate owned, net	1,909	1,000

Total non-performing assets	$3,984	$5,662

Non-performing loans as a percentage of net loans	0.56%	1.33%
Total non-performing assets as a percentage of total assets	0.83%	1.25%

Although non–performing assets were higher at December 31, 2006 than in prior years, they decreased after year end in total dollar amount and as a percentage of total assets. The amount at December 31, 2006 included a loan in the amount of $1.9 million that was placed on non-accrual in the fourth quarter of 2006 and subsequently was restored to an accruing status during the first quarter, and was paid off during the second quarter of 2007.

Deposits

The Company’s deposit services include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. At September 30, 2007, total deposits were $410.4 million compared to $382.7 million at December 31, 2006 and $364.1 million at September 30, 2006. These figures represent increases of 7.2 percent over December 31, 2006 and 12.8 percent over September 30, 2006. At September 30, 2007, time deposits of $100,000 and over made up approximately 39.1 percent of total deposits versus 40.0 percent at December 31, 2006 and 37.2 percent at September 30, 2006. A majority of the Company’s deposits are generated primarily from within its banking market. The Company has continued to shift its focus on outsourced funds from institutional CD’s (which are solicited on the Internet through Express Data Corporation’s Quick-Rate CD Clearinghouse) to brokered deposits. At September 30, 2007, the Company had $89.2 million in brokered deposits amounting to approximately 21.7 percent of total deposits and $1.4 million in institutional certificates of deposits, amounting to approximately 0.3 percent of the Company’s total deposits. At December 31, 2006 and September 30, 2006, the Company’s deposits solicited on the Internet amounted to approximately 1.0 percent and 1.3 percent, respectively, of total deposits.

Liquidity

Liquidity management is the process of managing assets and liabilities and their maturities to insure adequate funding for loan and deposit activity and continued growth of the Company. Sources of funding come from both the asset and liability side of the balance sheet. Asset side sources include cash and cash equivalents, federal funds sold and unpledged available for sale securities. These totaled $57.3 million at September 30, 2007 and $51.4 million at December 31, 2006. Liquidity sources from liabilities include deposits and lines of credit with other institutions. These sources are largely affected by our ability to attract and maintain deposits. Our deposits, together with equity capital, funded 93.7 percent of total assets at September 30, 2007. The Company has borrowing lines available from various correspondent banks and the Federal Home Loan Bank of Atlanta (FHLB) for short-term or long-term funding. At September 30, 2007, the Company had total borrowings of $27.0 million from the FHLB, with maturity dates on these borrowings extending through 2012. A lien on loans secured by residential 1-4 family dwellings and qualifying non-residential loans is in place with the FHLB to secure these advances. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at September 30, 2007 is adequate to meet its operating needs.

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

Capital Adequacy

Regulatory guidelines require banks to hold minimum levels of capital based upon the risk weighting of certain categories of assets as well as any off-balance sheet contingencies. Federal regulators have adopted risk-based capital and leverage capital guidelines for measuring the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for us to be considered in compliance with regulatory requirements. On September 30, 2007, the Bank’s Total Capital Ratio and Tier 1 Capital Ratio were 10.26 percent and 9.33 percent, respectively, which were well above the minimum levels required by regulatory guidelines. At September 30, 2007, the Bank’s Leverage Capital Ratio was 8.16 percent, which was also well above the minimum level required by the regulatory guidelines. Banks are placed into one of four capital categories based on the above three separate capital ratios. The four categories are “well-capitalized”, “adequately capitalized”, “under-capitalized”, and “critically under-capitalized.” The Company is considered “well-capitalized” as of September 30, 2007.

RESULTS OF OPERATIONS

Three-Month Periods Ended September 30, 2007 and September 30, 2006

The Company had net income of $605,000 or $.15 per diluted share for the three-month period ended September 30, 2007 and $1,148,000 or $.29 per diluted share for the three-month period ended September 30, 2006.

Net interest income, or the difference between income generated by earning assets (primarily loans, investment securities, and interest-bearing balances) and the expense incurred on interest bearing liabilities (primarily deposits and borrowed funds used to fund earning assets), is the Company’s primary source of earnings. The Company’s net interest income was $3.8 million for both three-month periods ended September 30, 2007 and 2006.

The loan loss provision decreased $132,000 in the third quarter of 2007 from the same period in the previous year which was primarily the result of a decrease in the amount of impaired loans and their related reserves.

Interest expense for the three-month period ending September 30, 2007 was $4.6 million compared to $3.9 million during the same period in 2006. This was an increase of $689,000 or 17.5%. The majority of this increase was due to deposit growth during the period as well as rising interest rates in the market, particularly for time deposit products.

Non-interest income was $554,000 for the three-months compared to $2,205,000 for the three-month period ended September 30, 2006. Excluding the one time gain on the sale of our Carthage branch in the third quarter of 2006, non-interest income for the quarter would have been $450,000. Excluding that gain, the 2007 quarter had an increase of $104,000 or 23.1%. As compared to the third quarter of 2006, non-interest income reflects increases of $12,000 in service charges on deposit accounts, $33,000 in income from the Bank’s investment services division (which was started in the second quarter of 2006), $38,000 in income from bank owned life insurance (BOLI) and $24,000 in mortgage loan broker fees. The Bank acquired additional BOLI at the end of 2006 which resulted in the period over period increase in that component of non-interest income.

Non-interest expense was $2.9 million for the three-months ended September 30, 2007, compared to $3.5 million for the same period in 2006, a decrease of $575,000 or 16.2 percent. Salary expense decreased $230,000 over the same quarter in the previous year. This was primarily due to $172,000 in incentive accruals that were included in the September 2006 expense and the remainder was a result of employee attrition. Occupancy expense increased $90,000 which was primarily due to increased expenses from the opening of our Winston-Salem and Concord offices. The effective tax rate for the three-month period ended September 30, 2007 was 29.0 % compared to 36.1 % for the three-months ended September 30, 2006. The decrease in the effective tax rate is primarily due to greater percentage of the Company’s income being derived from tax exempt sources such as municipal bonds and bank owned life insurance (BOLI).

Nine-Month Periods Ended September 30, 2007 and September 30, 2006

The Company had net income of $1,977,000 or $.50 per diluted share for the nine-month period ended September 30, 2007 and $2,793,000 or $.70 per diluted share for the nine-month period ended September 30, 2006.

Net interest income, or the difference between income generated by earning assets (primarily loans, investment securities, and interest-bearing balances) and the expense incurred on interest bearing liabilities (primarily deposits and borrowed funds used to fund earning assets), is the Company’s primary source of earnings. The Company’s net interest income for the nine-month period ended September 30, 2007 and 2006 was $10.9 million and $11.0 million, respectively.

Interest expense for the nine-month period ending September 30, 2007 was $13.8 million compared to $10.2 million during the same period in 2006. This was an increase of $3.5 million or 34.4%. The majority of this increase was due to deposit growth during the period as well as rising interest rates in the market, particularly for time deposit products.

The net interest margin decreased to 3.40% at September 30, 2007 compared to 3.87% at September 30, 2006. While the yield on earning assets increased by 23 basis points that was more than offset by a 72 basis point increase in the cost of funds.

Non-interest income was $1,455,000 for the nine-months compared to $2,930,000 for the nine-month period ended September 30, 2006. Excluding the one time gain on the sale of the Carthage branch, non-interest income would have been $1,175,000 for the year to date period in 2006. The $280,000 year over year increase, excluding the gain on sale of branch, was largely a result of a $132,000 increase in income from our investment services division which was started in the second quarter of 2006 and a $106,000 increase in income from bank owned life insurance (BOLI). The Bank acquired additional BOLI at the end of 2006 which resulted in the year over year increase in that component of non-interest income.

Non-interest expense was $8.5 million for the nine-months ended September 30, 2007, compared to $8.7 million for the same period in 2006, an increase of $126,000 or 1.5 percent. Salary expense decreased $112,000 over the same period in the previous year which was primarily a result of $172,000 in incentive accruals that were included in the September 2006 expense. Occupancy expense increased $257,000 which was primarily due to increased expenses from the opening of our Winston-Salem and Concord offices. The effective tax rate for the nine-month period ended September 30, 2007 was 30.3 % compared to 35.8 % for the nine-months ended September 30, 2006. The decrease in the effective tax rate is primarily due to greater percentage of the Company’s income being derived from tax exempt sources such as municipal bonds and bank owned life insurance (BOLI).

DISCLOSURES ABOUT FORWARD LOOKING STATEMENTS

This Report and its exhibits contain statements relating to our financial condition, results of operations, plans, strategies, trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts. Those statements may be forward-looking statements within the meaning of the Private

Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of the Company’s management about future events. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risk factors discussed in the Company’s Annual Report on Form 10-K and in other documents the Company files with the Securities and Exchange Commission from time to time. Copies of those reports are available directly through the Commission’s website at www.sec.gov. Other factors that could influence the accuracy of such forward-looking statements include, but are not limited to, (a) changes in competitive pressures among depository and other financial institutions or in the Company’s ability to compete successfully against the larger financial institutions in its banking markets; (b) the financial success or changing strategies of the Company’s customers; (c) actions of government regulators, or changes in laws, regulations or accounting standards, that adversely affect the Company’s business; (d) changes in the interest rate environment and the level of market interest rates that reduce the Company’s net interest margins and/or the volumes and values of loans it makes and securities it holds; (e) changes in general economic or business conditions and real estate values in the Company’s banking markets (particularly changes that affect the Company’s loan portfolio, the abilities of its borrowers to repay their loans, and the values of loan collateral); (f) the Company’s ability to successfully integrate the business of merger partners into its business without unexpected costs or difficulty, disruption, deposit attrition, or loss of revenue, or its inability to fully realize expected costs savings of any acquisition; and (g) other developments or changes in our business that the Company does not expect. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company has no obligation, and do not intend, to update these forward-looking statements.

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

Management of the Company actively monitors interest rate risk through the development of and adherence to the Company’s asset/liability management policy. The Company has also established an Asset Liability Management Committee (“ALCO”) which monitors interest rate risk exposure, liquidity and funding strategies to ensure that their potential impact is within standards. There has been no significant change in market risk since December 31, 2006.

Item 4T.	CONTROLS AND PROCEDURES

The Company’s management, with participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act (“the Exchange Act”). Based on that evaluation, those officers concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that it is able to record, process, summarize and report in a timely manner the information required to be disclosed in reports it files under the Exchange Act.

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

From time to time, the Company may be a party to various legal proceedings incident to its business. At September 30, 2007 there were no legal proceedings to which the Company was a party, or to which any of its property was subject, which were expected by management to result in a material loss.

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

BANK OF THE CAROLINAS CORPORATION

Date: November 13, 2007	By:	/s/ Robert E. Marziano
Robert E. Marziano
President and Chief Executive Officer

Date: November 13, 2007	By:	/s/ Eric E. Rhodes
Eric E. Rhodes
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (furnished herewith)

31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) (furnished herewith)

32.01	Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)