Form 10-K
period 2007-12-31
Bank of the Carolinas CORP
filed 2008-03-28
CIK 1365997

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File No. 000-52195

BANK OF THE CAROLINAS CORPORATION

(Name of small business issuer in its charter)

North Carolina	20-4989192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 Boxwood Village Drive

Mocksville, North Carolina 27028

(Address of principal executive offices, including Zip Code)

(336) 751-5755

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Act:	Common Stock, $5.00 par value per share
(Title of class)

NASDAQ Capital Market (Name of exchange on which registered)
Securities registered under Section 12(g) of the Act:	None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity), as of the last business day of the Registrant’s most recently completed second fiscal quarter was $38,715,760.

On March 26, 2008, the number of outstanding shares of Registrant’s common stock was 3,920,752.

Documents Incorporated by Reference

Portions of Registrant’s definitive Proxy Statement as filed with the Securities and Exchange Commission in connection with its 2008 Annual Meeting are incorporated into Part III of this Report.

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

The Bank’s directors and executive officers also serve as our directors and officers and, when the reorganization was completed, the Bank’s shareholders became our shareholders owning the same percentages of our common stock as they previously owned of the Bank’s stock. Our consolidated capitalization, assets, liabilities, income and expenses immediately are substantially the same as those of the Bank.

We currently have no separate operations and conduct no business on our own other than owning all the Bank’s outstanding common stock and supporting its business. Our headquarters are located in the Bank’s main offices, at 135 Boxwood Village Drive, Mocksville, North Carolina, and our telephone number at that address is (336) 751-5755. Through the Bank, we engage in a general, community-oriented commercial and consumer banking business. The Bank’s deposits are insured by the FDIC to the maximum amount permitted by law.

BUSINESS OFFICES

The Bank has ten full-service banking offices. Its main office at 135 Boxwood Village Drive in Mocksville, and its Advance office, are located in Davie County. Its other offices are located in Asheboro (Randolph County), Cleveland and Landis (Rowan County), Harrisburg and Concord (Cabarrus County), Lexington (Davidson County), King (Stokes County) and Winston-Salem (Forsyth County).

BANKING MARKET

Our current banking market is located in the central Piedmont region of North Carolina and generally consists of Davie, Davidson, Cabarrus, Randolph, Rowan, Stokes and Forsyth counties, which are the seven counties where our banking offices are located. Our banking market lies in the “Piedmont Crescent” between the Greater Charlotte Metropolitan area on the south and the Piedmont Triad Cities of Winston-Salem, Greensboro and High Point on the north, and between Interstate Highway 77 on the west, and Interstate Highway 73 on the east.

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

Real Estate Secured Loans.    Our real estate loan classification includes loans secured by real estate which are made to purchase, construct or improve residential or commercial real estate, for real estate development purposes, and for various other commercial and consumer purposes (whether or not those purposes are related to our real estate collateral). On December 31, 2007, loans amounting to approximately 68.0% of our loan portfolio were classified as real estate loans. Of those loans, loans totaling approximately 30.2% of our loan portfolio were classified as commercial real estate loans, 15.1% were classified as construction loans, 16.0% were mortgage loans secured by one-to-four family residences, and 6.7% were the outstanding balances on home equity lines of credit.

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

Our home equity lines of credit include lines of credit that generally are used by borrowers for consumer purposes and are secured by first or junior liens on residential real property. Our commitment on each line is for a term of 15 years, and interest is charged at a variable rate. The terms of these lines of credit provide that borrowers either may pay accrued interest only, with the outstanding principal balances becoming due in full at the maturity of the lines, or they will make payments of principal and interest based on a 15-year amortization schedule. On December 31, 2007 outstanding balances under our home equity lines of credit amounted to approximately 6.7% of our loan portfolio.

Commercial Loans.    Our commercial loan classification includes loans to individuals and small- and medium-sized businesses for working capital, equipment purchases, and various other business and agricultural purposes, but that classification excludes any such loan that is secured by real estate. These loans generally are secured by inventory, equipment or similar assets, but they also may be made on an unsecured basis. On December 31, 2007, our commercial loans made up approximately 29.4% of our loan portfolio. In addition to loans which are classified on our books as commercial loans, as described above, many of our loans included in the real estate loan classification were made for commercial purposes but are classified as real estate loans on our books because they are secured by first or junior liens on real estate. Commercial loans may be made at variable or fixed rates of interest. However, it is our policy that any loan which has a maturity or amortization schedule of longer than five years normally would be made at an interest rate that varies with our prime lending rate or would include contractual provisions which allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of no more than five years.

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

Consumer Loans.    Our consumer loans consist primarily of loans for various consumer purposes, as well as the outstanding balances on non-real estate secured consumer revolving credit accounts. These loans made up approximately 1.8% of our loan portfolio on December 31, 2007. A majority of these loans are secured by liens on various personal assets of the borrowers, but they also may be made on an unsecured basis. Additionally, our real estate loans include loans secured by first or junior liens on real estate which were made for consumer purposes unrelated to the real estate collateral. Consumer loans generally are made at fixed interest rates and with maturities or amortization schedules which generally do not exceed five years. However, consumer-purpose loans secured by real estate (and, thus, classified as real estate loans as described above) may be made for terms of up to 20 years but under terms which allow us to call the loan in full, or provide for a “balloon” payment, at the end of no more than five years.

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

Our Board of Directors has approved levels of lending authority for lending personnel based on our aggregate credit exposures to borrowers and the secured or unsecured status of a loan proposed to be made. A loan that is within a lending officer’s assigned authority may be approved by that officer. Above that amount, unsecured loans involving aggregate exposures of up to $500,000, and secured loans involving aggregate exposures of up to $3,000,000, must be approved before funding by our internal loan committee. Loans above those amounts and involving aggregate secured or unsecured exposures up to our legal lending limit (which was approximately $6.5 million at December 31, 2007) must be approved before funding by the Loan Committee of our Board of Directors.

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

Allowance for Loan Losses.    Our Board of Directors’ Loan Committee reviews all substandard loans at least monthly, and our management meets regularly to review asset quality trends and to discuss loan policy issues. Based on these reviews and our current judgments about the credit quality of our loan portfolio and other relevant internal and external factors, we have established an allowance for loan losses. The appropriateness of the allowance is assessed by our management and reviewed by the Loan Committee each quarter, and we make provisions to the allowance based on those assessments which are charged against our earnings. On December 31, 2007, our allowance totaled approximately $4.2 million and amounted to approximately 1.07% of our total loans and approximately 58.9% of our nonperforming loans.

On December 31, 2007, our nonperforming loans amounted to approximately $7.2 million, including $548,000 in nonaccruing loans and $6.7 million in loans 90 days or more past due but still accruing interest. Our total nonperforming assets amounted to approximately $9.7 million and consisted of our nonperforming loans, as well as other real estate owned which had a net carrying value of approximately $2.5 million. Our other real estate consisted of nine properties for which our current appraisals exceed the net values at which we are carrying the properties on our books.

DEPOSIT ACTIVITIES

Our deposit products include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. We monitor our competition in order to keep the rates paid on our deposits at a competitive level. On December 31, 2007, our non-interest bearing accounts equaled approximately 7.1% of our total deposits, and our time deposits of $100,000 or more amounted to approximately $174.2 million, or approximately 41.3% of our total deposits. The majority of our deposits are derived from within our banking market. However, we also solicit certificates of deposit on the Internet through Express Data Corporation’s Quick-Rate CD clearing house, as well as through brokered deposits. At December 31, 2007 we had $793,000 in institutional CD’s and $97.1 million in brokered CD’s. On December 31, 2007, our out-of-market deposits amounted to approximately $97.9 million, or approximately 23.2% of our total deposits and approximately 31.6% of our total certificates of deposit.

INVESTMENT PORTFOLIO

On December 31, 2007, our investment portfolio totaled approximately $60.7 million and consisted of U.S. government and agency securities, state and municipal obligations, mortgage-backed securities issued by FNMA, GNMA and FHLMC and corporate obligations. All of our securities were classified as “available for sale,” and we analyze their performance monthly and carry them on our books at their fair market values.

COMPETITION

Commercial banking in North Carolina is highly competitive, due in large part to our state’s early adoption of statewide branching. Over the years, federal and state legislation (including the elimination of restrictions on interstate banking) has heightened the competitive environment in which all financial institutions conduct their business, and the potential for competition among financial institutions of all types has increased significantly. North Carolina is home to three of the largest commercial banks in the United States, each of which has branches located in our six-county banking market, and we compete with a total of 28 commercial banks and 3 savings institutions with offices in our banking market.

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

EMPLOYEES

On December 31, 2007, we had 113 full-time equivalent employees, including 109 full-time employees (including our executive officers) and 7 part-time employees. We are not party to any collective bargaining agreement with our employees, and we consider our relations with our employees to be good.

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

In addition to the restrictions described above, other state and federal statutory and regulatory restrictions apply to the Bank’s payment of cash dividends. As an insured depository institution, federal law prohibits the Bank from making any capital distributions, including the payment of a cash dividend if it is “undercapitalized” (as that term is defined in the Federal Deposit Insurance Act) or after making the distribution, would become undercapitalized. If the FDIC believes that we are engaged in, or about to engage in, an unsafe or unsound practice, the FDIC may require, after notice and hearing, that we cease and desist from that practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. The FDIC has issued policy statements that provide that insured banks generally should pay dividends only from their current operating earnings, and, under the FDIA, no dividend may be paid by an insured bank while it is in default on any assessment due the FDIC. The Bank’s payment of dividends also could be affected or limited by other factors, such as events or circumstances which lead the FDIC to require (as further described below) that it maintain capital in excess of regulatory guidelines.

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

Regulatory Guidance on “CRE” Lending Concentrations.    During December 2006, the FDIC and other federal banking regulators issued guidance for sound risk management for financial institutions whose loan portfolios are deemed to have significant concentrations in commercial real estate (“CRE”). At December 31, 2007, our loan portfolio exceeded thresholds established by the FDIC for CRE concentrations and for additional regulatory scrutiny. In March 2008, the FDIC and other federal banking regulators issued further guidance on applying these principles in the current real estate lending environment, and they noted particular concern about construction and development loans. The banking regulators have indicated that this guidance does not set strict limitations on the amount or percentage of CRE within any given loan portfolio, and that they also will examine risk indicators in banks which have amounts or percentages of CRE below the thresholds. However, if a bank’s CRE exceeds these thresholds or if other risk indicators are present, the FDIC and other federal banking regulators may require additional reporting and analysis to document management’s evaluation of the potential additional risks of such concentration and the impact of any mitigating factors. The March 2008 supplementary guidance stated that banks with significant CRE concentrations should maintain or implement processes to: (1) increase and maintain strong capital levels; (2) ensure that their loan loss allowances are approximately strong; (3) closely manage their CRE and construction and development loan portfolios; (4) maintain updated financial and analytical information about borrowers and guarantors; and (5) bolster their workout infrastructure for problem loans. It is possible that regulatory constraints associated with this guidance could adversely affect our ability to grow CRE assets, and they also could increase the costs of monitoring and managing this component of our loan portfolio.

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

The following table lists our and the Bank’s capital ratios at December 31, 2007. On that date, our capital ratios were at levels to qualify us as “well capitalized.”

	Required ratios	“Well capitalized”	Our capital ratios
Risk-based capital ratios:
Leverage Capital Ratio (Tier 1 Capital to average assets)	4.0%	5.0%	8.1%
Tier 1 Capital Ratio (Tier 1 Capital to risk- weighted assets)	4.0%	6.0%	9.2%
Total Capital Ratio (Total Capital to risk- weighted assets)	8.0%	10.0%	10.2%

Reserve Requirements.    Under the FRB’s regulations, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $9.3 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $9.3 million and $43.9 million, and reserves equal to 10.0% must be maintained on aggregate balances in excess of $43.9 million. The FRB may adjust these percentages from time to time. Because the Bank’s reserves are required to be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, one effect of the reserve requirement is to reduce the amount of our interest-earning assets.

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

The Act also required that the various securities exchanges, including The Nasdaq Stock Market, prohibit the listing of the stock of an issuer unless that issuer complies with various requirements relating to their audit committees and the independence of their directors that serve on those committees. In response to the Act, the exchanges themselves have imposed additional corporate governance requirements as conditions to the continued listing of an issuer’s stock, including the requirement that various corporate matters (including executive compensation and board nominations) be approved, or recommended for approval by the issuer’s full board of directors, by directors of the issuer who are “independent” as defined by the exchanges’ rules or by committees made up of “independent” directors. We are subject to the requirements of the Act and, because our common stock is listed on The Nasdaq Global Market, we are subject to the corporate governance requirements of The Nasdaq Stock Market.

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

STATISTICAL DATA

Certain statistical data regarding our loans, deposits, investment securities and business is included in the information provided in Part II of this Report under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1A. Risk Factors.

Not applicable

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

We own the facilities housing six of our banking offices, and we lease the facilities housing our remaining four offices. In addition, we own an operations center which houses the deposit operations, information technology and loan administration departments of the Bank. Each of our banking offices is in good condition and fully equipped for our purposes. On December 31, 2007, our investment in premises and equipment (cost less accumulated depreciation) was approximately $13.9 million.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Purchases of Equity Securities

Market for Common Stock; Dividends.    During December 2007, our common stock was listed for trading on The Nasdaq Global Market under the trading symbol “BCAR”. Previously, it had been listed on The Nasdaq Capital Market, under the same trading symbol since we completed our corporate reorganization and became the Bank’s parent bank holding company during 2006. Prior to the reorganization, the Bank’s common stock had been listed on The Nasdaq Capital Market under the same trading symbol since December 30, 2004. The following table lists high and low published prices of our or the Bank’s common stock, and cash dividends declared on our or the Bank’s common stock, for each calendar quarter during 2006 and 2007.

	Sales price range		Cash Dividends Declared
Quarter	High	Low
2007 Fourth	$11.86	$9.00	$0.05
Third	12.01	10.01	0.05
Second	14.04	11.25	0.05
First	15.72	13.41	0.05

2006 Fourth	$17.50	$14.01	$0.05
Third	17.82	15.41	0.05
Second	17.05	15.01	0.05
First	16.68	15.39	0.05

On December 31, 2007, there were approximately 1,914 total beneficial holders of our common stock, including 1,117 shareholders of record and approximately 797 holders whose shares were in street name.

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

Item 6. Selected Financial Data.

	Years Ended December 31
	2007	2006	2005	2004	2003
	(In thousands, except per share data and ratios)
Summary of Operations
Net interest income	$14,605	$14,663	$12,151	$8,642	$7,211
Provision for loan losses	1,470	1,157	1,120	952	511
Noninterest income	1,935	3,374	1,341	1,114	946
Noninterest expense	12,398	11,512	8,832	6,730	5,597
Provision for income taxes	714	1,894	1,207	615	672
Net income	1,958	3,474	2,333	1,459	1,377

Selected year-end assets and liabilities
Assets	505,998	454,578	390,187	292,095	232,271
Loans	395,052	354,555	299,927	227,117	182,945
Allowance for loan losses	4,245	3,732	3,315	2,500	1,987
Deposits	421,928	382,721	326,640	231,532	194,297
Other borrowings	41,657	31,000	27,400	26,400	15,200
Shareholders’ equity	40,240	37,714	34,651	33,175	22,001

Ratios
Return on average assets	0.42%	0.84%	0.69%	0.59%	0.65%
Return on average equity	5.10	9.57	6.86	6.45	7.75
Dividend Payout	39.22	21.98	27.87	30.77	7.02
Average equity to average assets	8.39	8.73	10.01	9.08	8.43

Per share data
Earnings per share:
Basic	0.51	0.91	0.61	0.52	0.57
Diluted	0.50	0.88	0.59	0.50	0.53
Cash dividends declared	0.20	0.20	0.17	0.16	0.04

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following presents management’s discussion and analysis of our financial condition and results of operations. The discussion is intended to assist in understanding our consolidated financial condition and results of operations, and it should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors. All share and per share data have been adjusted to give retroactive effect to stock splits and stock dividends.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to our audited financial statements for the years ended December 31, 2007, 2006 and 2005 contain a summary of our significant accounting policies. We believe our policies with respect to methodology for the determination of our allowance for loan losses, and our asset impairment judgments, such as the recoverability of the intangible assets, involve a higher degree of complexity and require us to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, we consider the policies related to those areas critical.

Our allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (“SFAS”) 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimatable, and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, the present value of future cash flows or values that are observable in the secondary market, and the loan balance.

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

Management’s determination of the allowance is based primarily on a mathematical model that estimates the appropriate allowance for loan losses. This model has several components. The first component involves the estimation of losses on loans management has individually evaluated and defined as “impaired loans.” A loan is considered to be impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The estimated valuation allowance is the difference, if any, between the loan balance outstanding and the value of the impaired loan as determined by either 1) an estimate of the cash flows that we expect to receive from the borrower discounted at the loan’s effective rate, or 2) in the case of a collateral-dependent loan, the fair value of the collateral.

Second, for all other loans, including individually evaluated loans determined not to be impaired, the Bank establishes an allowance for groups or pools of loans with similar risk characteristics by applying the average actual historical loss rates for these pools. Finally, there is a component to adjust for several qualitative or environmental factors that could cause estimated credit losses within the Bank’s existing portfolio to differ from the historical loss experience.

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

OVERVIEW

During the year, our assets increased by $51.4 million to $506.0 million at December 31, 2007 from $454.6 million at year end 2006. Our net income for 2007 was $2.0 million as compared to $3.5 million for 2006. The 2007 amount included a one time after-tax charge of $368,000 related to the terminated merger agreement with Randolph Bank & Trust Company. The 2006 amount included a $1.1 million after-tax gain from the sale of our Carthage branch to First Bank. Excluding these one time items, net income for 2007 would have decreased by $70,000 compared to 2006.

During 2007, we entered into an agreement to acquire Randolph Bank and Trust Company. The merger agreement was terminated during November of 2007 after Randolph’s shareholders failed to garner the 67% approval rate needed to consummate the merger.

The Bank did experience significant growth of over $40 million in its loan portfolio during 2007. However even with this growth the Bank, along with most other community banks, has struggled to maintain its net interest margins in this current interest rate environment and will most likely continue to face those same challenges in 2008.

We continued to expand our franchise by opening a new branch in early 2007 in Winston-Salem. The Bank also opened a branch in the Concord area in July. Each of these branches marked our first forays into these cities.

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

FINANCIAL CONDITION AT DECEMBER 31, 2007 AND DECEMBER 31, 2006

Total assets at December 31, 2007, increased by $51.4 million or 11.3% to $506.0 million compared to $454.6 million at December 31, 2006. We had earning assets of $468.5 million at December 31, 2007 consisting of $395.0 million in gross loans, $60.7 million in investment securities and $12.8 million in overnight investments. Stockholders’ equity was $40.2 million at December 31, 2007 compared to $37.7 million at December 31, 2006.

Loans.    Gross loans grew by $40.5 million or 11.4% during the twelve months of 2007, from $354.5 million on December 31, 2006 to $395.0 million at December 31, 2007. On December 31, 2007, real estate loans were 68.0%, and commercial loans were 29.4% of the total loan portfolio. Gross loans represented 78.1% and 78.0% of our total assets on December 31, 2007, and 2006, respectively.

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, our loan portfolio yielded 8.17% for the year ending December 31, 2007 as compared to an average yield of 8.21% during 2006.

We intend to continue the growth of high quality loan assets to the extent permitted by our capital. With continued expansion of our geographic market area and the strong acceptance of our products and services within the communities we serve, we expect loan growth to continue at its current rate.

The following table contains selected data relating to the composition of our loan portfolio by type of loan on the dates indicated.

Table I.

ANALYSIS OF LOAN PORTFOLIO

	2007		2006		At December 31, 2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Real Estate Loans:
Residential 1-4 family	$63,023	15.95%	$63,221	17.83%	$60,817	20.28%	$57,330	25.24%	$22,971	12.56%
Commercial	119,473	30.24%	108,907	30.72%	95,301	31.77%	79,764	35.12%	89,861	49.12%
Construction	59,522	15.07%	59,693	16.84%	36,806	12.27%	23,509	10.35%	9,222	5.04%
Home Equity	26,575	6.73%	21,640	6.10%	24,942	8.32%	21,114	9.30%	14,710	8.04%
Commercial business loans	116,105	29.39%	92,479	26.08%	72,798	24.27%	40,917	18.02%	39,394	21.53%
Consumer loans:
Installment	6,933	1.75%	6,614	1.87%	5,088	1.70%	3,958	1.74%	4,786	2.62%
Other	3,421	0.87%	2,001	0.56%	4,175	1.39%	525	0.23%	2,001	1.09%

Total loans	395,052	100.00%	354,555	100.00%	299,927	100.00%	227,117	100.00%	182,945	100.00%

Less:
Allowance for loan losses	(4,245)		(3,732)		(3,315)		(2,500)		(1,987)

Total loans, net	$390,807		$350,823		$296,612		$224,617		$180,958

Allowance for Loan Losses.    On December 31, 2007, our allowance totaled approximately $4.2 million and amounted to approximately 1.07% of our total loans and approximately 43.6% of our nonperforming loans. The following table contains an analysis of our allowance for loan losses on the dates indicated.

Table II.

SUMMARY OF LOAN LOSS EXPERIENCE

	Year ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Balance at beginning of period	$3,732	$3,315	$2,500	$1,987	$1,843
Provision for loan losses	1,470	1,157	1,120	952	511

Charge-offs:
Commercial—real estate	(738)	(58)	(48)	—	(378)
Commercial—non-real estate	(1)	(210)	(15)	(148)	—
Mortgage—real estate	(108)	(358)	(99)	(290)	—
Construction	(49)	—	—	(27)	(63)
Installment	(143)	(132)	(155)	(57)	(15)

Total Charge-offs	(1,039)	(758)	(317)	(522)	(456)

Recoveries:
Commercial—real estate	1	4	—	4	39
Commercial—non-real estate	2	—	—	56	—
Mortgage real estate	2	—	—	4	—
Construction	—	—	—	—	50
Installment	77	14	12	19	—

Total recoveries	82	18	12	83	89

Net charge-offs	(957)	(740)	(305)	(439)	(367)

Balance at end of period	$4,245	$3,732	$3,315	$2,500	$1,987

Ratio of net charge-offs during period to average loans outstanding	0.26%	0.23%	0.11%	0.22%	0.22%

Ratio of allowance for loan losses to non-performing loans	58.88%	80.00%	164.40%	196.29%	206.55%

Ratio of allowances for loan losses to total loans	1.07%	1.05%	1.11%	1.10%	1.09%

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

During 2007, we recorded gross charge-offs in the amount of $1,039,000 which impacted our provision for loan losses during the period. Growth of our loan portfolio as well as an overall increase in non-performing assets were the most significant factors contributing to the increase in our allowance for loan losses.

Table III.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	2007		2006		At December 31, 2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Real Estate Loans:
Residential, 1-4 family	$659	15.52%	$657	17.62%	$639	19.28%	$603	24.11%	$245	12.35%
Commercial	1,249	29.41	1,133	30.34	1,002	30.23	839	33.54	960	48.33
Construction	747	17.60	669	17.93	549	16.55	358	14.33	129	6.50
Home Equity	278	6.54	225	6.03	262	7.91	222	8.88	157	7.91

Commercial business loans	1,213	28.59	962	25.77	765	23.08	430	17.21	421	21.18

Consumer loans
Installment	72	1.71	69	1.84	53	1.61	42	1.66	51	2.57
Other	27	0.63	17	0.47	44	1.34	7	0.27	23	1.16

Total	$4,245	100.00%	$3,732	100.00%	$3,315	100.00%	$2,500	100.00%	$1,987	100.00%

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

On December 31, 2007, we had loans with an aggregate principal balance of $6.7 million that were delinquent over 90 days, and $548,000 that were in non-accrual status. Interest accrued, but not recognized as income on non-accrual loans, was approximately $58,000 during 2007. On the same date, we had total nonperforming assets of $9.7 million, which includes other real estate owned.

A large portion of our loans delinquent over 90 days were made to one customer. The loans outstanding to this customer included in the 90 days past due total were $5.4 million. Of that amount, $4.9 million is backed by a 75% USDA guarantee, thereby substantially decreasing our potential write-off should the customer default. We also have an additional $300,000 in non-accruing loans related to this same customer. We continue to work with this customer to bring their account current.

Other real estate owned at December 31, 2007, totaled $2.5 million and consisted of nine properties. Other real estate owned is carried on the balance sheet at values that we feel are less than or equal to the net amounts we will receive for the properties when they are sold.

The following table summarizes information regarding our non-accrual loans, other real estate owned, and certain other repossessed assets, on December 31, 2007, 2006, 2005, 2004 and 2003. On those dates, we had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

Table IV.

PROBLEM ASSETS

	At December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate loans:
Mortgage	$—	$102	$1,150	$279	$—
Commercial	300	2,596	474	62	695
Construction	—	—	—	—	239
Home Equity	—	—	—	—	—
Commercial business customers	248	82	65	2	—
Installment	—	—	—	—	25

Total nonaccrual loans	548	2,780	1,689	343	959
Accruing loans which are contractually past due 90 days or more	6,661	1,882	328	931	3

Total nonperforming loans	7,209	4,662	2,017	1,274	962
Other real estate owned	2,528	1,000	2,182	333	156

Total nonperforming assets	$9,737	$5,662	$4,199	$1,607	$1,118

Nonperforming loans as a % of net loans	1.82%	1.33%	0.68%	0.57%	0.53%
Total nonperforming assets as a percentage of total assets	1.92%	1.25%	1.08%	0.55%	0.48%

Investment Securities.    Our investment securities totaled $60.7 million at December 31, 2007, and $55.7 million at December 31, 2006. Our investment portfolio includes U.S. Government Agency bonds, mortgage backed securities, state and municipals and corporate obligations, all of which are classified as “available-for-sale” and carried at fair value.

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

Table V.

INVESTMENTS

	December 31,
	2007	2006
	(dollars in thousands)
U.S. government and agency securities	$42,083	$38,609
State and municipal	8,883	6,938
Mortgage-backed securities	7,662	8,021
Corporate securities	2,089	2,109

Total	$60,717	$55,677

The following tables summarize information regarding the scheduled maturities, amortized cost, and weighted average yields on a tax equivalent basis for our investment securities portfolio on December 31, 2007 and December 31, 2006.

Table VI.

INVESTMENT SECURITIES

At December 31, 2007:

	1 year or less		Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(dollars in thousands)
U.S. Gov’t Agency debt securities	$9,395	3.96%	$30,100	5.29%	$1,998	5.28%	$—	—	$41,493	4.99%
State and municipals	326	4.16%	5,387	5.07%	2,510	5.43%	586	7.81%	8,809	5.32%
Mortgage-backed	—	—	382	3.96%	1,627	4.09%	5,684	5.15%	7,693	4.86%
Corporate	—	—	—	—	—	—	2,000	8.33%	2,000	8.33%

Total	$9,721		$35,869		$6,135		$8,270		$59,995

At December 31, 2006:

	1 year or less		Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(dollars in thousands)
U.S. Gov’t Agency debt securities	$14,999	3.36%	$21,817	4.67%	$2,000	5.63%	$—	0.00%	$38,816	3.53%
State and municipals	—	—	3,507	4.79%	2,838	5.45%	597	3.66%	6,942	4.96%
Mortgage-backed	—	—	477	3.92%	1,518	3.52%	6,164	4.73%	8,159	4.46%
Corporate	—	—	—	—	—	—	2,015	6.81%	2,015	6.81%

Total	$14,999		$25,801		$6,356		$8,776		$55,932

Deposits.    Our deposit services include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. On December 31, 2007, total deposits were $421.9 million compared with $382.7 million on December 31, 2006, an increase of $39.2 million or 10.2%. This increase resulted primarily from growth provided by our core operations as well as the solicitation of brokered deposits during the year. On December 31, 2007, time deposits of $100,000 and over made up approximately 41.3% of our total deposits as compared to 43.6% as of December 31, 2006.

Our deposits are generated primarily from within our banking market. However, the Bank had $97.1 million in brokered deposits at December 31, 2007 and also solicits certificates of deposit on the Internet through Express Data Corporation’s Quick-Rate CD Clearinghouse. On December 31, 2007, approximately 0.2% of our total deposits were made up of deposits solicited on the Internet as compared with 1.0% at December 31, 2006. On December 31, 2007, approximately 23.0% of our total deposits were made up of brokered deposits as compared to 21.4 % at December 31, 2006. The Bank has continued to shift its focus to brokered CD’s and away from internet CD’s during 2007 as is evidenced by these percentages.

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

The following table summarizes our average deposits for the years ended December 31, 2007, 2006, and 2005.

Table VII.

DEPOSIT MIX

	For the Years ended December 31
	2007		2006		2005
	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
	(dollars in thousands)
Interest-bearing deposits:
NOW and money market	$65,199	3.17%	$64,727	3.15%	$53,923	1.75%
Savings	13,596	1.43%	11,103	0.98%	11,966	0.94%
Certificates of deposit	292,437	5.13%	248,174	4.51%	189,606	3.36%

Total interest-bearing deposits	371,232		324,004		255,495
Non-interest bearing deposits:	28,980		26,787		23,289

Total deposits	$400,212	4.31%	$350,791	3.80%	$278,784	2.67%

The following table contains an analysis of our time deposits of $100,000 or more December 31, 2007, 2006 and 2005, respectively.

	At December 31,
	2007	2006	2005
Remaining maturity of three months or less	$62,478	$49,718	$12,884
Remaining maturity of over three to twelve months	105,639	99,724	54,444
Remaining maturity of over twelve months	6,065	3,574	14,003

Total time deposits of $100,000 or more	$174,182	$153,016	$81,331

Other Borrowings.    On December 31, 2007, we had total credit availability through the Federal Home Loan Bank (“FHLB”) of 25% of our assets (approximately $126.5 million). We have pledged as collateral for these borrowings our FHLB stock and our entire one-to-four family mortgage portfolio as well as eligible commercial loans and home equity lines. On December 31, 2007, we had outstanding loans of $34.0 million from the FHLB. The balance of FHLB advances at December 31, 2006 was $31.0 million. We also have total borrowing capacity of $21.0 million under uncollateralized federal funds lines of credit.

The following table summarizes our borrowings at December 31, 2007, 2006 and 2005.

Table VIII.

OTHER BORROWINGS

	At December 31,
	2007	2006	2005
	(dollars in thousands)
Other borrowings:
FHLB advances	$34,000	$31,000	$27,400
Fed funds purchased and repurchase agreements	7,657	—	—

Total borrowings	$41,657	$31,000	$27,400
Weighted average interest rate	4.59%	4.98%	4.16%

The following table presents our average balances as well as the average cost associated with those balances for the specified periods.

	For the years ended December 31,
	2007		2006		2005
	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
	(In Thousands)
Other borrowings:
FHLB advances	$24,017	4.88%	$26,402	4.64%	$25,051	3.77%
Federal funds purchased & repurchase agreements	1,330	4.86%	444	5.45%	718	3.50%

Total other borrowings	$25,347	4.88%	$26,846	4.65%	$25,769	3.77%

The above loans have maturity dates between 2007 and 2010. The loans from the FHLB are secured by a blanket lien on the Bank’s 1-4 family residential portfolio, eligible commercial and home equity loans as well as its FHLB stock.

Capital Resources.    Total stockholders’ equity increased by $2.5 million to $40.2 million on December 31, 2007, compared to $37.7 million on December 31, 2006.

Off-Balance Sheet Transactions.    Certain financial transactions are entered into by the Company in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions as of December 31, 2007 and 2006 were commitments to extend credit and financial letters of credit. The Company does not have any ownership interest in any off-balance sheet subsidiaries or special purpose entities.

	2007	2006
	(In Thousands)
Loan commitments	$61,614	$58,063
Financial standby letters of credit	2,731	1,838

Total unused commitments	$64,345	$59,901

Commitments to extend credit to customers represent legally binding agreements with fixed expiration dates, since many of these commitments expire without being funded, the commitment amounts do not necessarily represent liquidity requirements.

Contractual Obligations.    The following disclosure shows the contractual obligations that the Company had outstanding at December 31, 2007.

	Total payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Deposits without a stated maturity	$112,373	$112,373	$—	$—	$—
FHLB advances	34,000	19,000	15,000	—	—
Leases	2,272	281	563	555	873

Total	$148,645	$131,654	$15,563	$555	$873

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Net Income.    We had net income of $2.0 million or $0.50 per diluted share for the year ended December 31, 2007, compared to $3.5 million or $0.88 per diluted share for the year ended December 31, 2006 and $2.3 million or $.59 per diluted share for the year ended December 31, 2005. During 2007, the Bank recorded a one-time after-tax merger related charge of $368,000 or $.09 per share related to the terminated merger with Randolph Bank & Trust Company. However during 2006, we recorded a one-time after-tax gain of $1.08 million on the sale of our Carthage branch. Net of these two one-time items, net income for 2007 fell $70,000 or $.01 per share. Our income tax expense was $714,000, $1.9 million and $1.2 million in 2007, 2006 and 2005, respectively. The majority of the fluctuation in these amounts is a reflection of the one time items previously mentioned. Return on average assets was 0.42%, 0.84% and 0.69% and return on average equity was 5.10%, 9.57% and 6.86% for the years ended December 31, 2007, 2006 and 2005, respectively.

Net Interest Income.    Our primary source of income is net interest income, which is the difference between income generated by our interest-earning assets (primarily loans, investment securities, and interest-bearing balances) and the expense incurred on interest-bearing liabilities (primarily deposits and borrowed funds used to fund earning assets). Net interest income was virtually unchanged from 2007 to 2006 at $14.6 million and $14.7 million respectively, while net interest income amounted to $12.2 million in 2005. Our net interest margin and net interest spread decreased to 3.36% and 2.96% in 2007 from 3.78% and 3.39% in 2006 and 3.84% and 3.50% in 2005. These decreases have primarily been a function of a flat to inverted yield curve in conjunction with nearly equal growth between interest earning asset and liabilities. During 2007, average interest-earning assets grew $46.6 million during the year while average interest-bearing liabilities grew by $45.3 million. This nearly identical growth in assets and liabilities coupled with an increase of 7 basis points on the assets versus 50 basis points for the liabilities led to the decrease in the margins.

Our net interest income is affected by both the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Table IX summarizes the average balances of our various categories of assets and liabilities and their associated yields or costs for the years ended on December 31, 2007, 2006 and 2005.

Table IX.

NET INTEREST INCOME AND AVERAGE BALANCES

	December 31, 2007			December 31, 2006			December 31, 2005
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Investment securities	$60,370	$2,808	4.65%	$54,380	$2,184	4.02%	$41,754	$1,498	3.59%
Federal funds sold and interest bearing assets	8,161	423	5.18%	8,447	420	4.97%	4,959	166	3.35%
Loans	365,866	29,874	8.17%	324,989	26,671	8.21%	269,893	18,892	7.00%

Total interest-earning assets	434,397	33,105	7.62%	387,816	29,275	7.55%	316,606	20,556	6.49%
Other assets	32,248			28,122			22,879

Total assets	$466,645			$415,938			$339,485

Interest bearing liabilities:
Demand deposits	$65,199	$2,067	3.17%	$64,727	$2,040	3.15%	$53,923	$942	1.75%
Savings deposits	13,596	195	1.43%	11,103	109	0.98%	11,966	112	0.94%
Time deposits	292,437	15,001	5.13%	248,174	11,193	4.51%	189,606	6,380	3.36%
Other borrowings	25,347	1,237	4.88%	26,846	1,270	4.73%	25,769	971	3.77%

Total Interest-bearing liabilities	396,579	18,500	4.66%	350,850	14,612	4.16%	281,264	8,405	2.99%

Demand deposits	28,980			26,787			23,289
Other liabilities	2,699			2,002			935
Stockholders’ Equity	38,387			36,299			33,997

Total liabilities and stockholders’ equity	$466,645			$415,938			$339,485

Net interest income & interest rate spread		$14,605	2.96%		$14,663	3.38%		$12,151	3.50%

Net yield on average interest-earning assets			3.36%			3.78%			3.84%

Ratio of average interest-earning assets to average interest-bearing liabilities			110%			110%			111%

Non accrual loans are included in the table for the years ended December 31, 2007, 2006 and 2005. However, the impact of those loans was not material.

Loan fees of $898, $985 and $744 for 2007, 2006 and 2005, respectively, are included in interest income.

The following table summarizes the dollar amount of changes in interest income and interest expense for the major components of our interest-earning assets and interest-bearing liabilities during the twelve months ended December 31, 2007 and 2006. The table shows changes in interest income and expense attributable to volume changes and interest rate changes. The changes attributable to both rate and volume changes have been allocated to the changes attributable to rate changes.

Table X.

VOLUME/RATE VARIANCE ANALYSIS

	Year Ended December 31, 2007 vs. 2006 Increase (Decrease) Due to			Year Ended December 31, 2006 vs. 2005 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest-earning assets:
Investment securities	$241	$383	$624	$453	$232	$685
Federal funds sold and interest-bearing bank balances	(14)	18	4	117	137	254
Loans	3,355	(153)	3,202	3,857	3,923	7,780

Total interest income	3,582	248	3,830	4,427	4,292	8,719
Interest-bearing liabilities:
Deposits	1,945	1,976	3,921	1,994	3,913	5,907
Other borrowings	(90)	57	(33)	57	242	299

Total interest expense	1,855	2,033	3,888	2,051	4,155	6,206

Net interest income	$1,727	$(1,785)	$(58)	$2,376	$137	$2,513

Provision for Loan Losses.    Provision for loan losses increased $313,000 to $1,470,000 during 2007 from $1.2 million for 2006. This was only a slight increase over the 2005 amount. The increased provision was primarily due to increased loan volume as well as an increase in non-performing assets and charge-offs during the year. The Bank’s non-performing assets increased $4,075,000 over the 2006 amount. However, outstanding credits to one customer total $5.4 million, and $4.9 million of that amount is backed by a 75% USDA guarantee should the customer default. Net loan charge-offs were $957,000 during the 2007 period compared to $740,000 in 2006 and $305,000 in 2005. The allowance for loan losses expressed as a percentage of total loans was 1.07%, 1.05% and 1.11% at December 31, 2007, 2006 and 2005, respectively. Nonperforming loans as a percentage of net loans increased to 1.82% at December 31, 2007 from 1.33% at December 31, 2006 and .68% at December 31, 2005.

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

Non-interest Income.    In addition to net interest income, we derive revenues from a variety of financial products and services offered to our customers. The majority of our non-interest income results from service charges on our deposit accounts, including charges for insufficient funds, check sales, and fees charged for non-deposit services and from mortgage loan broker fees. Also in 2006, we started an investment sales division which generated $229,000 of non-interest income for the Bank in 2007.

Non-interest income increased by $316,000 or 19.5% for the year ended December 31, 2007, exclusive of a $1.8 million dollar gain on the sale of our Carthage branch during 2006. The increase for the year ended December 31, 2006 as compared to 2005 was $278,000, also exclusive of the gain. The largest components of non-interest income were service charges on deposit accounts of $1,075,000 in 2007 as compared with $947,000 in 2006 and $847,000 in 2005. The increase in cash surrender value of bank owned life insurance contributed $346,000 to non-interest income during 2007 while mortgage loan broker fees accounted for $184,000. Mortgage broker income is non-recurring and tends to fluctuate with the interest rate environment.

The following table describes our non-interest income for the years ended December 31, 2007, 2006 and 2005.

Table XI.

NON-INTEREST INCOME

	2007	2006	2005
	(dollars in thousands)
Customer service fees	$1,075	$947	$847
Mortgage loan broker fees	184	177	196
Net gain (loss) on available for sale securities	(42)	—	—
Increase in bank owned life insurance	346	215	203
Gain on sale of branch	—	1,755	—
Other income	372	280	95

	$1,935	$3,374	$1,341

Non-interest Expense.    Non-interest expense totaled $12.4 million for the year ended December 31, 2007, an increase of $886,000 over the $11.5 million reported for the year ended December 31, 2006 which was a $2.7 million increase from the 2005 amount. As a percentage of average total assets, our total non-interest expenses remained constant at 2.7% for the years ended December 31, 2007 and 2006 and 2005. Excluding merger related costs in 2007, non-interest expense as a percentage of average assets actually decreased to 2.5%. Salaries and employee benefits remained relatively flat year over year with only a $23,000 increase. Occupancy and equipment costs increased by $319,000 due to the addition of new facilities, data processing expenses increased by $22,000 and other non-interest expenses increased by $511,000 to a total of $3.3 million for the year ended December 31, 2007 as compared with $2.8 million for the year ended December 31, 2006. A majority of the increase in other expense came from the costs related to our terminated merger agreement with Randolph Bank & Trust Company.

The following table summarizes the major components of our non-interest expense for the years ended December 31, 2007, 2006 and 2005.

Table XII.

NON-INTEREST EXPENSE

	2007	2006	2005
	(dollars in thousands)
Salary and benefits	$6,153	$6,130	$4,844
Occupancy and equipment expenses	1,731	1,412	1,222
Data processing .	750	728	452
Advertising	428	417	181
Other expenses	3,336	2,825	2,133

	$12,398	$11,512	$8,832

Income Taxes.    We incurred income tax expense of $714,000 million in 2007 and $1.9 million in 2006. In 2007, income tax expense was 26.7% of pretax earnings as compared to 35.3% for 2006. Tax exempt income as a percentage of taxable income was 41.13% during 2007 versus 9.25% during 2006.

CAPITAL ADEQUACY

We are required to comply with the capital adequacy standards established by the Federal Deposit Insurance Corporation (FDIC). The FDIC has issued risk-based capital and leverage capital guidelines for measuring the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for us to be considered in compliance with the FDIC’s requirements. On December 31, 2007, our Total Capital Ratio and Tier 1 Capital Ratio were 10.21 % and 9.21%, respectively, which were well above the minimum levels required by the FDIC’s guidelines. On December 31, 2007, our Leverage Capital Ratio was 8.09%, which was also well above the minimum level required by the FDIC’s guidelines.

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

Interest Rate Sensitivity.    Our goal is to maintain a neutral position on interest rate sensitivity whereby little or no change in interest income would occur as interest rates change. On December 31, 2007, we were cumulatively asset sensitive for the next twelve months, which means that our interest-bearing assets would reprice more quickly than our interest bearing liabilities. Theoretically, our net interest margin will increase if market interest rates rise or decrease if market interest rates fall. However, the repricing characteristic of assets is different from the repricing characteristics of funding sources. Therefore, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

The following table shows the interest rate sensitivity of our balance sheet on December 31, 2007, but is not necessarily indicative of our position on other dates. Each category of assets and liabilities is shown with projected repricing and maturity dates. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. NOW accounts, savings accounts, and money market accounts are assumed to be subject to immediate repricing and depositor availability. Prepayment assumptions on mortgage loans and decay rates on deposit accounts have not been included in this analysis. Also, the table does not reflect scheduled principal repayments that will be received on loans. The interest rate sensitivity of our assets and liabilities may vary substantially if different assumptions are used or if our actual experience differs from that indicated by the assumptions.

Table XIII.

INTEREST RATE SENSITIVITY

	December 31, 2007
	1-3 months	Over 3 to 12 months	Over 12 to 60 months	Over 60 months	Total
	(dollars in thousands)
Interest-earning assets:
Residential, 1-4 family	$21,497	$6,866	$25,692	$8,967	$63,022
All other loans	184,662	19,783	107,412	20,173	332,030
Federal funds sold	—	—	—	—	—
Investment securities	2,950	9,262	37,960	10,545	60,717
Interest bearing balances other banks	12,756	—	—	—	12,756

Total	$221,865	$35,911	$171,064	$39,685	$468,525

Interest-bearing liabilities:
Demand deposits	$28,851	$—	$—	$—	$28,851
Savings deposits	53,686	—	—	—	53,686
Time deposits	111,644	182,913	14,998	—	309,555
Other borrowings	11,000	8,000	15,000	—	34,000

Total	$205,181	$190,913	$29,998	$—	$426,092

Interest-sensitivity gap	16,684	(155,002)	141,066	39,685	42,433

Cumulative sensitivity gap	16,684	(138,318)	2,748	42,433	42,433

Cumulative gap as a % of total interest-earning assets	3.6%	-29.5%	0.6%	9.1%	9.1%

Cumulative ratio of sensitive assets to sensitive liabilities	108%	65%	101%	110%	110%

Non-accrual loans are included in the above tables; however the impact of those loans was not material.

Quarterly financial data for 2007 and 2006 is summarized in the table below.

Table XIV.

QUARTERLY FINANCIAL DATA

	2007				2006
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
	(In thousands)
Interest income	$8,390	$8,442	$8,169	$8,104	$7,964	$7,753	$7,138	$6,421
Interest expense	4,722	4,629	4,614	4,535	4,359	3,940	3,367	2,947

Net interest income	3,668	3,813	3,555	3,569	3,605	3,813	3,771	3,474
Provision for loan losses	450	546	412	62	182	678	180	117

Net interest income after provision for loan losses	3,218	3,267	3,143	3,507	3,423	3,135	3,591	3,357
Noninterest income	480	554	472	429	444	2,205	368	357
Noninterest expense	3,863	2,969	2,779	2,787	2,851	3,544	2,651	2,466

Income (loss) before income taxes	(165)	852	836	1,149	1,016	1,796	1,308	1,248
Income taxes	(146)	247	244	369	335	648	467	444

Net income (loss)	$(19)	$605	$592	$780	$681	$1,148	$841	$804

Earnings per share:
Basic	$0.00	$0.16	$0.15	$0.20	$0.18	$0.30	$0.22	$0.21
Diluted	$0.00	$0.15	$0.15	$0.20	$0.17	$0.29	$0.21	$0.20

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of the Carolinas

To the Board of Directors and Stockholders

Bank of the Carolinas Corporation

Mocksville, North Carolina

We have audited the accompanying consolidated balance sheets of Bank of the Carolinas Corporation and subsidiary (hereinafter referred to as the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the Carolinas Corporation and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three year period ending December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Asheville, North Carolina

March 27, 2008

CONSOLIDATED BALANCE SHEETS

Bank of the Carolinas Corporation

December 31, 2007 and 2006

	2007	2006
	(In thousands except share and per share data)
Assets
Cash and due from banks	$8,192	$5,626
Interest-bearing deposits in banks	12,756	7,777

Cash and cash equivalents	20,948	13,403
Federal funds sold	—	6,449
Securities available for sale	60,717	55,677

Loans	395,052	354,555
Less: Allowance for loan losses	(4,245)	(3,732)

Total loans, net	390,807	350,823
Office properties and equipment, net	13,888	11,142
Accrued interest receivable	3,239	2,449
Other real estate owned	2,528	1,000
Deferred tax assets	578	768
Goodwill	591	591
Bank owned life insurance	9,283	8,937
Other assets	3,419	3,339

Total assets	$505,998	$454,578

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Non-interest bearing	$29,835	$26,317
Interest bearing	392,093	356,404

Total deposits	421,928	382,721
Federal funds purchased and repurchase agreements	7,657	—
Federal Home Loan Bank advances	34,000	31,000
Accrued interest payable and other liabilities	2,173	3,143

Total liabilities	465,758	416,864

Commitments and contingencies (Notes 9 and 13)

Stockholders’ Equity:
Common stock, par value $5 per share: 15,000,000 shares authorized; 3,920,752 and 3,826,792 shares issued and outstanding, respectively	19,604	19,134
Additional paid in capital	11,716	11,444
Retained earnings	8,476	7,293
Accumulated other comprehensive income (loss)	444	(157)

Total stockholders’ equity	40,240	37,714

Total liabilities and stockholders’ equity	$505,998	$454,578

The accompanying notes are an integral part of these consolidated financial instruments.

CONSOLIDATED STATEMENTS OF INCOME

Bank of the Carolinas Corporation

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands except per share data)
Interest and dividend income:
Loans, including fees	$29,874	$26,672	$18,892
Investment securities	2,808	2,184	1,498
Other	423	420	166

Total interest income	33,105	29,276	20,556

Interest expense:
Deposits	17,263	13,343	7,434
Other borrowings	1,237	1,270	971

Total interest expense	18,500	14,613	8,405

Net interest income	14,605	14,663	12,151

Provision for loan losses	1,470	1,157	1,120

Net interest income after provision for loan losses	13,135	13,506	11,031

Non-interest income:
Customer service fees	1,075	947	847
Mortgage loan broker fees	184	177	196
Increase in bank owned life insurance	346	215	203
Gain on sale of branch	—	1,755	—
Loss on sale of securities	(42)	—	—
Other	372	280	95

Total non-interest income	1,935	3,374	1,341

Noninterest expense:
Salaries and employee benefits	6,153	6,130	4,844
Net occupancy expense	1,731	1,412	1,222
Data processing	750	728	452
Advertising	428	417	181
Other	3,336	2,825	2,133

Total non-interest expense	12,398	11,512	8,832

Income before income taxes	2,672	5,368	3,540
Income tax expense	714	1,894	1,207

Net income	$1,958	$3,474	$2,333

Net income per share
Basic	$0.51	$0.91	$0.61

Diluted	$0.50	$0.88	$0.59

The accompanying notes are an integral part of these consolidated financial instruments.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Bank of the Carolinas Corporation

For the Years Ended December 31, 2007, 2006 and 2005

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
	(In thousands except share and per share data)
Balance, December 31, 2004	3,156,047	15,780	14,491	2,916	(12)	33,175
Stock options exercised	35,973	180	23	—	—	203
Current income tax benefit on option exercised	—	—	81	—	—	81
Adjustment to issuance cost of common stock			(3)			(3)
20% stock split in form of a dividend	633,172	3,166	(3,166)	—	—	—
Cash in lieu of fractional shares			(7)			(7)
Cash dividends declared ($.20 per share)	—	—	—	(666)	—	(666)
Comprehensive income:
Net income	—	—	—	2,333	—	2,333
Other comprehensive income	—	—	—	—	(465)	(465)

Total comprehensive income						1,868

Balance, December 31, 2005	3,825,192	19,126	11,419	4,583	(477)	34,651

Stock options exercised	1,600	8	2	—	—	10
Current income tax benefit on option exercised	—	—	6	—	—	6
Stock based compensation expense	—	—	17	—	—	17
Cash dividends declared ($.20 per share)	—	—	—	(764)	—	(764)
Comprehensive income:
Net income	—	—	—	3,474	—	3,474
Other comprehensive income	—	—	—	—	320	320

Total comprehensive income						3,794

Balance, December 31, 2006	3,826,792	19,134	11,444	7,293	(157)	37,714

Stock options exercised	93,960	470	129	—	—	599
Current income tax benefit on options exercised	—	—	121	—	—	121
Stock based compensation expense	—	—	22	—	—	22
Cash dividends declared ($.20 per share)	—	—	—	(775)	—	(775)
Comprehensive income:
Net income	—	—	—	1,958	—	1,958
Other comprehensive income	—	—	—	—	601	601

Total comprehensive income						2,559

Balance, December 31, 2007	3,920,752	$19,604	$11,716	$8,476	$444	$40,240

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Bank of the Carolinas Corporation

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$1,958	$3,474	$2,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	750	654	580
Deferred tax expense (benefit)	(187)	240	(49)
Provision for loan losses	1,470	1,157	1,120
Amortization of premiums on securities, net	59	64	71
Stock option expense	22	17	—
Increase in bank owned life insurance	(346)	(215)	(203)
Gain on sale of branch	—	(1,755)	—
Loss (gain) on sale of other real estate owned	(26)	333	36
Gain on sale of fixed assets	(8)	(1)	(7)
Loss on sale of securities	42	—	—
Net changes in:
Accrued interest receivable	(789)	(562)	(797)
Other assets	94	(513)	(345)
Deferred loan costs, net	(238)	(380)	(73)
Accrued expenses and other liabilities	(975)	1,641	430

Net cash used by operating activities	1,826	4,154	3,096

Cash flows from investing activities:
Net change in federal funds sold	6,449	10,551	(8,988)
Activity in available for sale securities:
Purchases	(24,334)	(19,517)	(18,151)
Principal payments received	1,437	1,622	2,100
Proceeds from sale	1,279	—	—
Maturities and calls of securities	17,455	10,000	—
Net loan originations and principal payments	(43,489)	(55,963)	(75,015)
Purchase of FHLB stock	(173)	(313)	(246)
Purchase of property and equipment	(3,507)	(816)	(745)
Proceeds from sale of branch	—	2,134	—
Proceeds from sale of fixed assets	18	22	34
Additions to other real estate owned	(86)	(249)	(211)
Proceeds from sale of other real estate owned	855	691	300
Investment in bank owned life insurance	—	(3,000)	—

Net cash used by investing activities	(44,096)	(54,838)	(100,922)

Cash flows from financing activities:
Net increase in deposits	39,207	56,081	95,108
Net proceeds from FHLB advances	3,000	3,600	1,000
Net change in federal funds purchased	7,513	—	—
Net change in retail repurchase agreements	144	—	—
Excess tax benefit from stock based compensation	121	6	—
Proceeds from issuance of common stock	599	10	203
Cash dividends paid	(769)	(765)	(598)

Net cash provided by financing activities	49,815	58,932	95,713

Net increase (decrease) in cash and cash equivalents	7,545	8,248	(2,113)
Cash and cash equivalents at beginning of year	13,403	5,155	7,268

Cash and cash equivalents at end of year	$20,948	$13,403	$5,155

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19,347	$13,194	$7,875

Income taxes paid	$1,378	$2,155	$1,416

Non-cash investing and financing activities:
Unrealized gains (losses) on securities available for sale, net of income tax effect	$601	$320	$(465)
Transfer of foreclosed assets from loans receivable	2,272	975	1,973
Loan to facilitate sale of other real estate owned	151	—	—
Dividends declared, not paid	196	191	191

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

The accounting and reporting policies of the Company follow accounting principles generally accepted in the United States of America and general practices within the banking industry. The following is a summary of the more significant accounting policies.

Business—The Company provides a variety of financial services to individuals and small businesses through its retail offices. Its primary deposit products are demand deposits and time certificate accounts and its primary lending products are consumer, commercial, and mortgage loans. The Company does not have significant concentrations to any one industry or customer.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

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

December 31, 2007, 2006 and 2005

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

Federal Home Loan Bank Stock—Investment in stock of the Federal Home Loan Bank is required by law of every member. The investment is carried at cost since redemptions of this stock have been historically at par. No ready market exists for the stock, and it has no quoted market value. The stock is presented in other assets. Due to the redemption provisions of the FHLB, the Bank estimates carrying value equals fair value and that it was not impaired at December 31, 2007. The stock had a carrying value of $2,348,000 and $1,815,000 at December 31, 2007 and 2006, respectively.

Foreclosed Assets—Assets acquired through, or in lieu of, loan foreclosure are held for sale and initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value. Expenses associated with maintaining these properties, are included in other non-interest expense. The provision for real estate losses is included in non-interest expense. Realized gains and losses on disposal of real estate are included in non-interest expense. Foreclosed assets are presented in other real estate owned.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

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

Earnings Per Share—Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

Earnings per share have been computed based on the following:

	Years Ended December 31,
	2007	2006	2005
	(in thousands except for share data)
Net income applicable to common stock	$1,958	$3,474	$2,333

Average number of common shares outstanding used to calculate basic earnings per share	3,857,679	3,825,343	3,799,565
Additional potential common shares due to stock options	94,129	138,015	151,277

Average number of common shares outstanding used to calculate diluted earnings per share	3,951,808	3,963,358	3,950,842

Stock Compensation Plans—The Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment on January 1, 2006. Prior to adopting this standard the Company used the intrinsic value method as prescribed by APB No. 25. Under APB 25, the Company recognized no compensation expense for stock options granted when the exercise price was equal to or greater than the market value on the grant date. The Company chose to adopt the modified prospective method to apply SFAS 123(R) and therefore has not re-stated prior period amounts. Using the modified prospective method, the Company is required to record expense for the unvested portion of all options which vest after adoption of the standard as well as for all options issued after its adoption.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

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

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2007	2006	2005
Unrealized holding gains (losses) on available-for-sale securities	$935	$468	$(703)
Reclassification adjustment for losses realized in net income	42	—	—

Net unrealized gains (losses)	977	468	(703)
Tax effect	(376)	(148)	238

Other comprehensive income (loss) net of tax	$601	$320	$(465)

New Accounting Pronouncements—In June 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes”. FIN 48 states that a company should evaluate the certainty that a tax position taken will be sustained upon examination. If the Company should determine upon evaluation that a position is likely to not be upheld then the institution is responsible for its recognition on the financial statements. The Company adopted this standard on January 1, 2008 with no material impact on the consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements.” This pronouncement creates a framework for consistently measuring the fair value of financial assets and liabilities. SFAS 157 also requires increased disclosure of the assumptions used to determine fair values. This pronouncement is effective for fiscal years beginning November 15, 2007, however early adoption is permitted. Management believes adoption of the standard will not have a material impact on the consolidated financial statements.

2. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investments are summarized as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government and Agency	$41,493	$615	$25	$42,083
State and municipals	8,808	79	4	8,883
Corporate	2,000	89	0	2,089
Mortgage-backed	7,693	43	74	7,662

	$59,994	$826	$103	$60,717

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government and Agency	$38,815	$69	$275	$38,609
State and municipals	6,944	32	38	6,938
Corporate	2,014	96	1	2,109
Mortgage-backed	8,159	33	171	8,021

	$55,932	$230	$485	$55,677

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

The Bank had investment securities with a carrying value of approximately $15.6 million and $16.5 million pledged against deposits at December 31, 2007 and 2006, respectively.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2007 is as follows:

	Amortized Cost	Estimated Fair Value
Within 1 year	$9,720	$9,696
Over 1 year through 5 years	35,487	36,090
Over 5 years through 10 years	4,508	4,584
Over 10 years	2,586	2,685

	52,301	53,055
Mortgage backed securities	7,693	7,662

	$59,994	$60,717

The fair values of securities with unrealized losses at December 31, 2007, are as follows:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government and agency	$—	$—	$7,370	$25	$7,370	$25
State and municipals	299	—	1,850	4	2,149	4
Mortgage backed securities	985	—	3,935	74	4,920	74

Total	$1,284	$0	$13,155	$103	$14,439	$103

The fair value of securities with unrealized losses at December 31, 2006, is as follows:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government and agency	$2,992	$7	$26,562	$268	$29,554	$275
State and municipals	1,583	9	2,020	29	3,603	38
Corporate	—	—	1,057	1	1,057	1
Mortgage backed securities	—	—	5,210	171	5,210	171

Total	$4,575	$16	$34,849	$469	$39,424	$485

Management of the Bank believes all unrealized losses as of December 31, 2007, represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. The majority of the securities that have losses greater than twelve months are backed by government agencies and therefore carry very little risk of default. The Bank has sufficient liquidity sources to be able to hold these securities until the fair value recovers.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

3. LOANS RECEIVABLE

Loans receivable are summarized as follows:

	December 31,
	2007	2006
Mortgage loans on real estate:
Residential, 1-4 family	$63,023	$63,221
Commercial	119,473	108,907
Construction	59,522	59,693
Home equity	26,575	21,640

	268,593	253,461

Commercial loans	116,105	92,479

Consumer installment loans:
Installment	6,933	6,614
Other	3,421	2,001

	10,354	8,615

Gross loans receivable	395,052	354,555

Allowance for loan losses	(4,245)	(3,732)

Loans, net	$390,807	$350,823

The changes in the allowance for loan losses are summarized as follows:

	For the Year Ended December 31,
	2007	2006	2005
Beginning balance	$3,732	$3,315	$2,500
Provision for loan losses	1,470	1,157	1,120
Charge-offs	(1,039)	(758)	(317)
Recoveries	82	18	12

Ending balance	$4,245	$3,732	$3,315

In accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, loans totaling approximately $1,701,000 in non-homogenous groups were determined to be impaired as of December 31, 2007 while approximately $3,162,000 were determined to be impaired as of December 31, 2006. Specific loan loss reserves of $616,000 and $636,000 were related to these loans as of December 31, 2007 and 2006. Income has not been recognized on these loans since being placed in impaired status. The average balance invested in impaired loans during 2007 was approximately $1,282,000 and $2,771,000 in 2006. All impaired loans as of December 31, 2007 and 2006 have been allocated a specific loan loss reserve.

Loans in non-accrual status were approximately $548,000 and $2,780,000 at December 31, 2007 and 2006, respectively. Interest accrued, but not recognized as income on these loans, was approximately $58,000 and $296,000 for the years ended December 31, 2007 and 2006, respectively.

Directors and officers of the Bank and companies with which they are affiliated are customers of the Bank in the ordinary course of business and are considered “insiders.” Outstanding balances for term loans and lines of credit to insiders as of December 31, 2007 and 2006 were approximately $5.4 and $7.4 million, respectively.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

The change in the term loans to insiders is as follows:

Balance, December 31, 2006	$1,793
Originations	3,409
Repayments and participations sold	(1,354)

Balance, December 31, 2007	$3,848

Available lines of credit to insiders as of December 31, 2007 were $2.4 million.

4. OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized as follows:

	December 31,
	2007	2006
Land	$1,842	$1,216
Buildings	9,169	7,051
Construction in progress	516	1,446
Leasehold Improvements	776	684
Furniture, fixtures and equipment	5,013	3,474

	17,316	13,871
Less, accumulated depreciation	3,428	2,729

	$13,888	$11,142

Construction in progress is comprised of a work in progress on a new branch in Landis. This branch will replace the Bank’s existing branch in this community. The Bank has received regulatory approval for this branch and it should open during 2008.

5. LEASES

The Bank has entered into lease agreements for certain branch facilities. The leases expire through December 2017 and contain various renewal options. For the years ended December 31, 2007, 2006 and 2005, rental expense was approximately $277,000, $151,000 and $146,000, respectively.

The approximate minimum future lease payments are as follows:

2008	$281
2009	280
2010	283
2011	286
2012	269
Thereafter	873

$2,272

6. DEPOSITS

The aggregate amount of deposits with a minimum denomination of $100,000 was approximately $174.2 million and $153.0 million at December 31, 2007 and 2006, respectively.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

Contractual maturities of time deposits are summarized as follows:

	December 31,
	2007	2006
12 months or less	$294,557	$268,009
1-3 years	13,950	10,493
Thereafter	1,048	667

	$309,555	$279,169

At December 31, 2007 and 2006, the Company had $97.1 million and $81.8 million in brokered CD’s, respectively.

7. FEDERAL HOME LOAN BANK ADVANCES

The Bank had total advances from the Federal Home Loan Bank (“FHLB”) of $34.0 and $31.0 million at December 31, 2007 and 2006, respectively. The weighted average interest rate on the advances was 4.59% and 4.98% at December 31, 2007 and 2006, respectively. The range of rates on the outstanding advances varied from 4.36% to 4.95%.

The contractual maturities of advances are as follows:

2008	$19,000
2009	10,000
2010	5,000

$34,000

The Bank has total remaining credit availability through the FHLB of approximately $92.5 million. As of December 31, 2007, the Bank pledged as collateral for these borrowings its FHLB stock and the Bank’s entire 1-4 family mortgage portfolio as well as qualifying commercial loans and home equity lines, as defined.

8. FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS

At December 31, 2007, the Bank had total borrowing capacity of $21 million relating to uncollateralized federal funds lines of credit. The Bank had $7.5 million outstanding on these lines at December 31, 2007 and no outstanding balances on these lines at December 31, 2006. The Bank had $144,000 outstanding in securities sold under agreements to repurchase at December 31, 2007 and no outstanding balances at December 31, 2006. These agreements are collateralized by securities held in our portfolio.

9. INCOME TAXES

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2007	2006	2005
Current tax expense
Federal	$874	$1,403	$1,176
State	27	251	80

	901	1,654	1,256

Deferred tax expense (benefit)
Federal	(169)	221	(126)
State	(18)	19	77

	(187)	240	(49)

Total income tax expense	$714	$1,894	$1,207

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% are reconciled as follows:

	2007	2006	2005
Computed income tax expense	$909	$1,825	$1,204
Changes resulting from:
State tax expense, net of federal benefit	6	185	103
Non-taxable income	(219)	(133)	(93)
Other	18	17	(7)

Actual income tax expense	$714	$1,894	$1,207

The components of deferred income taxes are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Allowance for loan losses	$1,360	$1,212
Accrued expenses	117	112
Securities	—	98

	1,477	1,422

Deferred tax liabilities:
Depreciation and amortization	510	507
Prepaid expenses	86	122
Securities	278	—
Other	25	25

	899	654

Net deferred tax asset	$578	$768

Management has not established a valuation allowance as of December 31, 2007 or 2006 as they believe it is more likely than not that deferred tax assets will be utilized.

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

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank. Additionally, dividends for the first three years of operations of new banks are explicitly prohibited by the State of North Carolina Banking Commission and the Federal Deposit Insurance Corporation unless special exceptions are made.

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances based on average daily deposits. At December 31, 2007, the Bank met the regulatory cash reserve requirements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that categorization that management believes would change the categorization. To be categorized as well capitalized, the Bank must maintain the minimum capital ratios. The Bank’s actual capital amounts (in thousands) and ratios and minimum requirements are set forth in the table below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Capital (to Risk Weighted Assets)	$43,424	10.2%	$34,030	>8%	$42,537	>10%
Tier I Capital (to Risk Weighted Assets)	$39,179	9.2%	$17,015	>4%	$25,522	>6%
Tier I Capital (to Average Assets)	$39,179	8.1%	$19,381	>4%	$24,226	>5%

As of December 31, 2006:
Total Capital (to Risk Weighted Assets)	$40,992	11.1%	$29,688	>8%	$37,109	>10%
Tier I Capital (to Risk Weighted Assets)	$37,260	10.0%	$14,844	>4%	$22,266	>6%
Tier I Capital (to Average Assets)	$37,260	8.5%	$17,561	>4%	$21,951	>5%

The holding company had very limited activity outside of the Bank’s, therefore their risk based ratios are substantially the same as the Bank’s.

11. EMPLOYEE BENEFIT PLAN

The Bank has a 401(k) Plan to benefit employees. Employees that meet certain age and service requirements may participate in the Plan. Employees may contribute up to 20 percent of their compensation subject to certain limits based on federal tax laws. The Bank may make contributions to the Plan as determined by the Bank’s Board of Director’s. For the years ended December 31, 2007, 2006 and 2005 expense attributable to the Plan amounted to approximately $92,000, $60,000, and $35,000, respectively.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

12. COMMITMENTS AND CONTINGENCIES

To accommodate the financial needs of its customers, the Company makes commitments under various terms to lend funds. These commitments include revolving credit agreements, term loan commitments and short-term borrowing agreements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held includes first and second mortgages on one-to-four family dwellings, accounts receivable, inventory, and commercial real estate. Certain lines of credit are unsecured.

The Bank had outstanding commitments to originate commercial and construction loans of approximately $12 million at December 31, 2007. These commitments were composed of variable rate loans, with interest rates based upon the prime rate. The commitments included various maturity terms with balloon payments due between one to five years.

The following summarizes the Bank’s approximate remaining available balance to customers under commitments to fund lines of credit at December 31, 2007 (in thousands):

Available Balance on Commitments
Commercial	$31,950
Consumer and other lines	20,451

$52,401

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

14. STOCK INCENTIVE PLANS

In accordance with the Company’s three stock option plans, the Company may grant options to its directors, officers and employees for up to 300,000 shares of common stock. Incentive and non-qualified stock options as well as restricted stock may be granted under the Plans. The exercise price of each option equals the market price of the Company’s stock on the date of grant and grants have a maximum term of ten years.

The Company adopted the BOC Financial Corp. (“BOCF”) stock option plans at the acquisition date. The BOCF options granted at the date of the acquisition were converted to options on the Bank’s stock and the exercise price

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

adjusted in accordance with the conversion ratio. The converted options were vested immediately. The un-granted BOCF options at the date of the conversion were terminated. The remaining options have a maximum term of ten years from the original grant date.

The Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment on January 1, 2006. Prior to adopting this standard the Company used the intrinsic value method as prescribed by APB No. 25. Under APB 25, the Company recognized no compensation expense for stock options granted when the exercise price was equal to or greater than the market value on the grant date. The Company chose to adopt the modified prospective method to apply FAS 123(R) and therefore has not re-stated prior period amounts. Using the modified prospective method, the Company is required to record expense for the unvested portion of all options which vest after adoption of the standard as well as for all options issued after its adoption. The Company granted 12,500 shares during 2006 but did not grant any options in 2007 or 2005. The options were granted with a weighted average fair market value of $5.27 per share. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Assumptions for the 2006 computation include risk-free rates of 4.60%, expected life of 7 years, expected dividends of $.20 per share and expected volatility of 26.19% based on historical stock prices.

Adoption of the standard resulted in a $21,820 pre-tax year to date charge and $15,928 after tax in 2007 and $16,985 and $10,993 in 2006. Had the Company applied the standard in 2005, compensation expense of $9,033 pre-tax year to date and $5,952 after tax would have been recorded. Total unrecognized compensation expense related to non vested stock based awards at December 31, 2007 is approximately $55,000 and will be recognized over a weighted average period of 2.23 years.

December 31, 2005
Net income:
As reported	$2,333
Proforma	2,324

Earnings per share—basic:
As reported	0.61
Proforma	0.61

Earnings per share—diluted:
As reported	0.59
Proforma	0.59

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (“excess tax benefits”) to be classified as financing cash flows. Excess tax benefits totaling $121,000 and $6,000 are classified as a financing cash inflow for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2005 the reclassification would have been $81,000.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

A summary of the status of the Company’s stock option plans is presented below:

	2007
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	299,814	$6.64
Granted	—	0.00
Exercised	(93,960)	6.37
Forfeited	—	—

Outstanding at end of year	205,854	$6.77

Options exercisable	189,038	$6.11

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$4.06-$6.00	80,316	1.90 years	$4.87	$450,573	80,316	$4.87	$450,573
$6.01-$7.00	92,542	0.96 years	$6.37	380,348	92,542	$6.37	380,348
$7.01-$16.90	32,996	6.60 years	$12.52	12,584	16,180	$10.80	12,304

	205,854			$843,505	189,038		$843,225

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

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

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

Other Borrowings—Other borrowings includes federal funds purchased as well as repurchase agreements. The carrying amounts approximate the fair value of these assets.

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

The approximate stated and estimated fair values of financial instruments are summarized below (In thousands):

	December 31, 2007		December 31, 2006
	Stated Amount	Estimated Fair Value	Stated Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$20,948	$20,948	$13,403	$13,403
Federal funds sold	—	—	6,449	6,449
Investment securities	60,717	60,717	55,677	55,677
Loans receivable, net	390,807	390,485	350,823	350,888
Bank owned life insurance	9,283	9,283	8,937	8,937
Other assets	5,587	5,587	4,625	4,625

Financial liabilities:
Deposits:
Demand	112,373	112,373	103,552	103,552
Time	309,555	309,524	279,169	279,223
FHLB advances	34,000	34,000	31,000	31,000
Other borrowings	7,657	7,657	—	—
Other liabilities	1,414	1,414	2,261	2,261

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

16. PARENT COMPANY FINANCIAL INFORMATION

The condensed balance sheet, statements of income and cash flows for the parent company as of and for the periods ended December 31, 2007 and 2006 are presented below (in thousands):

CONDENSED BALANCE SHEETS

	2007	2006
Assets
Cash	$221	$211
Investment in wholly owned subsidiary	40,060	37,695
Other assets	155

Total Assets	$40,436	$37,906

Liabilities and Shareholder’s equity:
Other liabilities	$196	$192
Shareholders’ Equity	40,240	37,714

Total Liabilities and Shareholder’s Equity	$40,436	$37,906

CONDENSED INCOME STATEMENTS

	2007	2006
Dividends from subsidiary	$1,623	$392
Loss on sale of securities	(42)	—
Equity in undistributed earnings of subsidiary	394	681

Income before taxes	1,975	1,073
Income taxes	(17)	—

Net Income	$1,958	$1,073

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

CONDENSED STATEMENTS OF CASH FLOWS

	2007	2006
Cash Flows from Operating Activities:
Net Income	$1,958	$1,073
Equity in undistributed net income of subisidiary	(394)	(681)
Loss on sale of securities	42	—
Change in other assets	(104)	—

Net Cash provided by operating activities	1,502	392

Cash Flows from Investing Activities:
Purchases of securities	(1,322)	—
Proceeds from sale of securities	1,279	—
Investment in subsidiary	(1,400)	—

Net Cash used by investing activities	(1,443)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	599	10
Tax benefit from exercise of options	121	—
Cash dividends paid	(769)	(191)

Net cash used by financing activities	(49)	(181)

Net increase in cash and cash equivalents	10	211
Cash and cash equivalents at beginning of period	211	—

Cash and cash equivalents at end of period	$221	$211

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T). Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that we are able to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

In connection with the above evaluation of the effectiveness of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the fourth quarter of 2007 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management’s annual report on our internal control over financial reporting appears below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Bank of the Carolinas Corporation (the “Company”) is responsible for preparing the Company’s annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Company. Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

This annual report on form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers.    The information regarding our directors and executive officers under the headings “Proposal 1: Election of Directors” and “Executive Officers” in our definitive Proxy Statement to be distributed in connection with our 2008 annual meeting of shareholders is incorporated into this Report by reference.

Audit Committee.    The information regarding the Audit Committee of our Board of Directors under the captions, “Committees of Our Board—General” and “-Audit Committee” in our definitive Proxy Statement to be distributed in connection with our 2008 annual meeting of shareholders is incorporated into this Report by reference.

Audit Committee Financial Expert.    The information regarding our Board of Directors’ determination that our Audit Committee includes at least one independent director who is an “audit committee financial expert” under the caption “Audit Committee—Audit Committee Financial Expert” in our definitive Proxy Statement to be distributed in connection with our 2008 annual meeting of shareholders is incorporated into this Report by reference.

Section 16(a) Beneficial Ownership Reporting Compliance.    Information regarding compliance by our directors, executive officers and principal shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be distributed in connection with our 2008 annual meeting of shareholders is incorporated into this Report by reference.

Code of Ethics.    Information regarding the Code of Ethics adopted by our Board of Directors that applies to our directors and to all our executive officers, including without limitation our principal executive officer and principal financial officer, under the caption “Code of Ethics” in our definitive Proxy Statement to be distributed in connection with our 2008 annual meeting of shareholders is incorporated into this Report by reference.

Item 11. Executive Compensation

Information regarding compensation paid or provided to our executive officers and directors under the headings, “Executive Compensation” and “Director Compensation” in our definitive Proxy Statement to be distributed in connection with our 2008 annual meeting of shareholders is incorporated into this Report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Securities.    Information regarding the beneficial ownership of our common stock by our directors, executive officers and principal shareholders under the caption “Beneficial Ownership of Our Common Stock” in our definitive Proxy Statement to be distributed in connection with our 2008 annual meeting of shareholders is incorporated into this Report by reference.

Securities Authorized for Issuance Under Equity Compensation Plans.    The table summarizing all compensation plans and individual compensation arrangements which were in effect on December 31, 2007, and under which shares of our common stock have been authorized for issuance under the caption “Shares Currently Authorized for Issuance Under Existing Stock Option Plans” in our definitive Proxy Statement to be distributed in connection with our 2008 annual meeting of shareholders is incorporated into this Report by reference.

Equity Compensation Plan Information

	(a) Number of shares to be issued upon exercise of outstanding options (1)	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (2)
Equity compensation plans approved by our security holders	205,854	$6.77	300,000

Equity compensation plans not approved by our security holders	—	N/A	—

Total	205,854	$6.77	300,000

(1)	Includes outstanding options to purchase an aggregate of 125,538 shares previously granted under our Employee Stock Option Plan and Director Stock Option Plan. Those Plans were replaced during 2007 by a new 2007 Omnibus Equity Plan. No options or other awards have been granted under that new Plan. Also includes outstanding options to purchase an aggregate of 80,316 shares held by former employees and directors of BOC Financial Corp. which were granted under plans approved by that company’s shareholders and were converted into options to purchase our common stock when we acquired that company in 2001.
(2)	Reflects the aggregate number of shares for which options and other equity-based awards could be granted in the future under the 2007 Omnibus Equity Plan. No additional options may be granted under our Employee Stock Option Plan and Director Stock Option Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions.    Information regarding transactions between us and our directors, executive officers and other related persons under the caption “Related Person Transactions during 2007” in our definitive Proxy Statement to be distributed in connection with our 2008 annual meeting of shareholders is incorporated into this Report by reference.

Director Independence.    Information regarding our independent directors under the caption “Corporate Governance—Director Independence” in our definitive Proxy Statement to be distributed in connection with our 2008 annual meeting of shareholders is incorporated into this Report by reference.

Item 14. Principal Accounting Fees and Services

Information regarding services provided and fees charged to us by our independent accountants under the caption “Services and Fees During 2007 and 2006” in our definitive Proxy Statement to be distributed in connection with our 2008 annual meeting of shareholders is incorporated into this Report by reference.

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements. The following financial statements are included in Item 8 of this Report:

(b)	Exhibits. An Exhibit Index listing exhibits that are being filed or furnished with, or incorporated by reference into, this Report appears immediately following the signature page and is incorporated herein by reference.

(c)	Financial Statement Schedules. No separate financial statement schedules are being filed as all required schedules either are not applicable or are contained in the financial statements listed above or in Item 7 of this Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: March 28, 2008	By:	/S/ ROBERT E. MARZIANO
Robert E. Marziano President, Chairman and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. MARZIANO Robert E. Marziano	President, Chairman and Chief Executive Officer (principal executive officer)	March 26, 2008

/s/ STEPHEN R. TALBERT Stephen R. Talbert	Vice Chairman	March 26, 2008

/s/ ERIC E. RHODES Eric E. Rhodes	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 26, 2008

/s/ JERRY W. ANDERSON Jerry W. Anderson	Director	March 26, 2008

/s/ ALAN M. BAILEY Alan M. Bailey	Director	March 26, 2008

/s/ WILLIAM A. BURNETTE William A. Burnette	Director	March 26, 2008

John A. Drye	Director	March 26, 2008

/s/ THOMAS G. FLEMING Thomas G. Fleming	Director	March 26, 2008

/s/ JOHN W. GOOGE John W. Googe	Director	March 26, 2008

/s/ HENRY H. LAND Henry H. Land	Director	March 26, 2008

/s/ STEVEN G. LAYMON Steven G. Laymon	Director	March 26, 2008

/s/ GRADY L. MCCLAMROCK, JR. Grady L. McClamrock, Jr.	Director	March 26, 2008

/s/ FRANCIS W. SLATE Francis W. Slate	Director	March 26, 2008

/s/ LYNNE SCOTT SAFRIT Lynne Scott Safrit	Director	March 26, 2008

/s/ MICHAEL D. LARROWE Michael D. Larrowe	Director	March 26, 2008

EXHIBIT INDEX

Exhibit Number	Description
3.01	Our Articles of Incorporation, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
3.02	Our By-laws, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006 )
10.01*	Employment Agreement between us and Robert E. Marziano (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.02*	Employment Agreement between us and George E. Jordan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.03*	Employee Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006 )
10.04*	Form of Employee Stock Option Agreement (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.05*	Director Stock Option Plan, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.06*	Form of Director Stock Option Agreement (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.07*	Sections 1.2(g) and 2.5 of Agreement and Plan of Reorganization and Share Exchange dated June 1, 2006, between us and the Bank pertaining to our assumption of the Bank’s Employee Stock Option Plan, Director Stock Option Plan and outstanding stock options (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.08*	BOC Financial Corp 1999 Nonstatutory Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.09*	BOC Financial Corp 1999 Incentive Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.10*	Section 6.07 of Agreement and Plan of Reorganization and Merger dated July 20, 2001, between the Bank and BOC Financial Corp pertaining to the Bank’s assumption of outstanding BOC Financial Corp (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.11*	Option Conversion Agreements relating to stock options previously granted by BOC Financial Corp and held by former directors of BOC Financial Corp as assumed by us from the Bank (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.12*	2007 Omnibus Equity Plan (incorporated by reference from Exhibits to our Current Report on Form 8-K dated May 24, 2007)
10.13*	Management Incentive Compensation Plan (incorporated by reference from Exhibits to our Current Report on Form 8-K dated May 24, 2007)
10.14*	2007 Annual Plan Rules under Management Incentive Compensation Plan (incorporated by reference from Exhibits to our Current Report on Form 8-K dated May 24, 2007)
23.01	Consent of Dixon Hughes PLLC (filed herewith)
31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)
31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)
32.01	Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)
99.01	Our definitive Proxy Statement (being filed separately)

*	An asterisk denotes a management contract or compensatory plan or arrangement.