Form 10-Q
period 2008-03-31
Bank of the Carolinas CORP
filed 2008-05-14
CIK 1365997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 13, 2008 there were 3,971,304 outstanding shares of the registrant’s common stock.

BANK OF THE CAROLINAS CORPORATION

FORM 10-Q

March 31, 2008

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bank of the Carolinas Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31 2008	December 31 2007*
	(Unaudited)
Assets
Cash and due from banks	$7,909	$8,192
Interest-bearing deposits in banks	5,049	12,756
Federal funds sold	3,541	—
Securities available for sale	61,727	60,717

Loans	405,440	395,052
Less, Allowance for loan losses	(4,355)	(4,245)

Total Loans, net	401,085	390,807
Premises and equipment	14,251	13,888
Accrued interest receivable	3,164	3,239
Other real estate owned	2,326	2,528
Deferred tax assets	335	578
Goodwill	591	591
Bank owned life insurance	9,371	9,283
Other assets	4,008	3,419

Total assets	$513,357	$505,998

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand deposits	$30,589	$29,835
Interest bearing demand deposits	57,518	62,883
Savings deposits	26,340	19,655
Large denomination time deposits	164,074	174,181
Other time deposits	148,874	135,374

Total deposits	427,395	421,928

Borrowings	38,000	34,000
Subordinated debt	5,155	—
Federal funds purchased and repurchase agreements	554	7,657
Other liabilities	1,831	2,173

Total liabilities	472,935	465,758

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Common stock, par value $5 per share: 15,000,000 shares authorized; Issued and outstanding 3,920,752 shares in 2008 and 2007, respectively	19,604	19,604
Additional paid-in capital	11,721	11,716
Retained earnings	8,275	8,476
Accumulated other comprehensive income	822	444

Total stockholders’ equity	40,422	40,240

Total liabilities and stockholders’ equity	$513,357	$505,998

*	Derived from audited financial statements.

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31
	2008	2007
Interest Income
Interest and fees on loans	$7,091	$7,309
Interest on securities	726	614
Interest on federal funds sold	76	177
Interest on deposits in other banks	4	4

Total interest income	7,897	8,104

Interest Expense
Interest on deposits	4,386	4,250
Interest on borrowed funds	273	285

Total interest expense	4,659	4,535

Net Interest Income	3,238	3,569
Provision for loan losses	314	62

Net interest income after provision for loan losses	2,924	3,507

Non-interest income
Customer service fees	292	236
Mortgage loan broker fees	36	31
Investment services	9	43
Income from bank owned life insurance	88	82
Other income	27	37

Total non-interest income	452	429

Noninterest Expense
Salaries and benefits	1,894	1,517
Occupancy and equipment	499	418
Data processing expense	210	190
Other	778	662

Total non-interest expense	3,381	2,787

Income (loss) before income taxes	(5)	1,149
Income taxes	—	369

Net Income (loss)	$(5)	$780

Earnings Per Share
Basic	$—	$0.20

Diluted	$—	$0.20

Dividends Declared	$0.05	$0.05

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash Flows from Operating Activities:
Net income (loss)	$(5)	$780
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision for loan losses	314	62
Stock based compensation expense	5	5
Depreciation and amortization	224	170
(Gain) loss on sale of other real estate owned	(25)	13
Loss on disposal of fixed assets	7	2
Income from bank owned life insurance	(88)	(82)
Amortization of premiums and discounts on investments	7	21
Net change in other assets	(138)	8
Net change in other liabilities	(342)	48

Net cash provided (used) by operating activities	(41)	1,027

Cash Flows from Investing Activities:
Increase in federal funds sold	(3,541)	(21,018)
Purchases of premises and equipment	(601)	(422)
Purchases of securities available-for-sale	(8,071)	(8,518)
Proceeds from sales, calls, maturities and principal repayments of securities available for sale	7,675	5,867
Sale (purchase) of FHLB stock	(273)	322
Acquisition of other real estate owned	(12)	—
Proceeds from the sale of other real estate owned	1,135	233
Proceeds from the sale of premises and equipment	7	—
Net Increase in loans	(11,436)	(2,544)

Net cash used in investing activities	(15,117)	(26,080)

Cash Flows from Financing Activities:
Net Increase in deposits	5,467	24,495
Net repayments of other borrowings	(3,513)	(8,000)
Issuance of subordinated debt	5,000	—
Increase in repurchase agreements	410	994
Proceeds from exercise of stock options	—	31
Excess tax benefit of stock options exercised	—	15
Cash dividends paid	(196)	(191)

Net cash provided by financing activities	7,168	17,344

Net decrease in cash and cash equivalents	(7,990)	(7,709)
Cash and cash equivalents at beginning of period	20,948	13,403

Cash and cash equivalents at end of period	$12,958	$5,694

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,168	$4,425

Noncash investing and financing activities:
Increase in fair value of securities available for sale, net of tax	$378	$89

Dividends declared	196	192

Foreclosed real estate	895	164

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited) (In thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2006	3,826,792	$19,134	$11,444	$7,293	$(157)	$37,714

Stock options exercised	4,900	24	7			31

Current Income tax benefit on options exercised			15			15

Stock based compensation expense			5			5

Cash dividends declared ($.05 per share)				(192)		(192)

Comprehensive income:
Net income				780		780
Other comprehensive income					89	89

Total comprehensive income						869

Balance, March 31, 2007	3,831,692	$19,158	$11,471	$7,881	$(68)	$38,442

Balance, December 31, 2007	3,920,752	$19,604	$11,716	$8,476	$444	$40,240

Stock based compensation expense			5			5

Cash dividends declared ($.05 per share)				(196)		(196)

Comprehensive income:
Net loss				(5)		(5)
Other comprehensive income					378	378

Total comprehensive income						373

Balance, March 31, 2008	3,920,752	$19,604	$11,721	$8,275	$822	$40,422

See accompanying notes.

Notes to Consolidated Financial Statements

March 31, 2008

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

Earnings per share have been computed based on the following:

	Three months Ended March 31,
	2008	2007
Weighted average number of common shares oustanding used to calculate basic earnings per share	3,920,752	3,826,706
Additional potential common shares due to stock options	—	122,389

Weighted average number of common shares outstanding used to calculate diluted earnings per share	3,920,752	3,949,095

Options to purchase shares that have been excluded from the diluted earnings per share calculation because they are antidilutive due to the loss in the first quarter of 2008 were 56,430 shares.

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

The Company’s risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2008, outstanding financial instruments whose contract amounts represent credit risk were approximately: (In thousands)

Loan commitments	$60,843
Letters of credit	$2,708

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

	Three-months ended March 31,
	2008	2007
(In thousands)
Net Income (loss)	$(5)	$780
Net unrealized gain on AFS securities, net of taxes	378	89

Comprehensive income	$373	$869

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements.” This pronouncement creates a framework for consistently measuring fair value of financial assets and liabilities. SFAS 157 also requires increased disclosure of the assumptions used to determine fair values. This pronouncement is effective for fiscal years beginning after November 15, 2007. Further discussion regarding the impact of the adoption of SFAS 157 can be found in Note 6 below.

In February 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” FASB 159 allows companies to measure financial instruments at fair value. The statement will be effective as of the beginning of each fiscal year that begins after November 15, 2007. The adoption had no effect on the Company’s financial statements as management has not elected the fair value option on any assets or liabilities.

In December 2007, the FASB issued SFAS No. 141R “Business Combinations”, which replaces SFAS 141. SFAS 141R establishes principals and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. SFAS 141R requires that the acquirer record 100 percent of all assets and liabilities of the acquired business generally at fair value, including goodwill. The acquirer will not be able to recognize the allowance for loan losses of the acquiree. Under SFAS 141R, acquisition related and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Accordingly, for acquisitions completed after December 31, 2008, the Corporation will apply the provisions of SFAS 141R.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS 161 applies to all derivatives and hedge agreements covered under FASB 133. SFAS 161 requires greater transparency regarding how and why they are using derivative instruments, how they are accounting for those instruments as well as how they affect a company’s financial position, results of operation and cash flow. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Corporation does not expect the adoption of SFAS 161 to have a material effect on it’s financial condition or results of operations.

NOTE 6. FAIR VALUE

Effective January 1, 2008, the Company adopted SFAS 157 which requires that certain assets and liabilities be measured at fair value and to record any adjustments to the fair value of those assets. Securities are recorded at fair value on a recurring basis while other assets are recorded at fair value on a non-recurring basis such as impaired loans and other real estate owned.

The Company uses three levels of measurement to group those assets measured at fair value. These groupings are made based on the markets the assets are traded in and the reliability of the assumptions used to determine fair value. The groupings include:

•

Level 1 pricing for an asset or liability is derived from the most likely actively traded markets and considered very reliable. Quoted prices on actively traded equities, for example, fall into this category.

•

Level 2 pricing is derived from observable data including market spreads, current and projected rates, prepayment data and credit quality. Our bond price adjustments fall into this category as well as impaired loans and OREO properties that use appraisals or brokered price opinions to determine fair value.

•

Level 3 pricing is used without the use of observable data. In such cases, mark-to-market strategies are typically employed. Often, these types of instruments have no active market, possess unique characteristics and are thinly traded. Our impaired and other real estate loan balances fall into this category. We currently have no assets of liabilities that fall into this category.

The Company’s securities are measured on a recurring basis through a model used by our bond agent. All of our bond price adjustments meet level 2 criteria. Prices are derived from a model which uses actively quoted rates, prepayment models and other underlying credit and collateral data.

Our impaired loans and assets held in other real estate fall into the level 2 criteria. These assets are marked to market value, if lower than the current loan balance, from either their most recent appraisals or a broker’s price opinion, whichever is most recent.

	Total at 3/31/2008	Level 1	Level 2	Level 3
(in Thousands)

Assets valued on a recurring basis
AFS securities	$61,727	$—	$61,727	$—

Assets valued on a non-recurring basis
Impaired loans	1,261	—	1,261	—
Other real estate owned	2,326	—	2,326	—

Total	$65,314	$—	$65,314	$—

Note 7. SUBORDINATED DEBT

The Company has issued $5.2 million of junior subordinated debentures to its wholly owned capital trust, (Bank of the Carolinas Trust I), to fully and unconditionally guarantee the preferred securities issued by the trust. This long term obligation constitutes a full and unconditional guarantee by the Company of the trust’s obligations.

A description of the junior subordinated debenture outstanding is as follows:

Issuing Entity	Date of Issuance	Interest Rate	Maturity Date	Principal Amount
Bank of the Carolinas Trust I	3/26/2008	Libor + 3.00%	3/26/2038	$5,155,000

The Company has the right to redeem the Trust Preferred Securities in whole or in part, on or after March 26, 2013. If the Trust Preferred Securities are redeemed on or after March 26, 2013, the redemption price will be 100% of the principal amount plus accrued and unpaid interest. In addition, the Company may redeem the Trust Preferred Securities in whole (but not in part) at any time within 90 days following the occurrence of a tax event, an investment company event or a capital treatment event at a special redemption price (as defined in the indenture).

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Introduction

Bank of the Carolinas Corporation (“BankCorp”) was formed in 2006 and is the parent holding company of Bank of the Carolinas (“the Bank”). Because BankCorp has no separate operations and conducts no business on its own other than owning the Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, BankCorp and the Bank are collectively referred to herein as the “Company” unless otherwise noted.

The Bank began in December 1998 as a state chartered bank and currently has ten offices in the Piedmont region of North Carolina. The Bank competes for loans and deposits throughout the markets it serves. The Bank, like other financial institutions, derives most of its revenue from net interest income which is the difference between the income it earns from loans and securities minus the interest expense it incurs on deposits and borrowings.

Recent Developments

On March 26, 2008, the Company declared a cash dividend of $.05 per share on its common stock, payable April 23, 2008 to shareholders of record on April 9, 2008.

On March 26, 2008, the Company completed a trust preferred securities issuance totaling $5 million dollars and used $4 million dollars of those proceeds as a capital infusion to the Bank. These securities have a thirty year term with a five year call period and qualify as Tier 1 capital for regulatory purposes.

CHANGES IN FINANCIAL CONDITION

Total Assets

At March 31, 2008, total assets were $513.4 million compared to $506.0 million at December 31, 2007, and $472.8 million at March 31, 2007 representing an 8.6 percent year over year increase.

Investment Securities

Investment securities totaled $61.7 million at March 31, 2008, compared to $60.7 million at December 31, 2007 and $58.5 million at March 31, 2007. Total investments increased $1.0 million or 1.6 percent from December 31, 2007 and $3.2 million or 5.5 percent from March 31, 2007.

The investment portfolio includes U.S. Government Agency bonds, mortgage-backed securities, corporate bonds, municipal bonds, and treasuries all classified as available-for-sale and carried at fair value.

Loans and Allowance for Loan Losses

At March 31, 2008, the loan portfolio totaled $405.4 million and represented 79.0 percent of total assets compared to $395.0 million or 78.1 percent of total assets at December 31, 2007 and $356.9 million or 75.5 percent of total assets at March 31, 2007. Total loans increased $10.4 million from December 31, 2007 and $48.5 million or 13.6 percent from March 31, 2007. Real estate loans comprised approximately 69.1 percent of the loan portfolio, and commercial loans comprised approximately 28.0 percent of the total loan portfolio at March 31, 2008.

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

The appropriateness of the allowance for loan losses is measured on a quarterly basis using an allocation model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses. It must be emphasized, however, that the determination of the reserve using the Company’s procedures and methods rests upon various judgments and assumptions about current economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to their amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. In addition, various regulatory agencies, as an integral part of their routine examination process, periodically review the Company’s allowance. Those agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examinations. The Company believes the allowance is appropriate based on management’s current analysis.

The following table describes the activity in our allowance for loan losses for the three-month periods ended March 31, 2008 and 2007.

	Three-months ended March 31,
	2008	2007
Balance at beginning of period	$4,245	$3,732
Provision for loan losses	314	62
Charge-offs	(247)	(68)
Recoveries of loans previously charged-off	43	9

Balance at end of period	$4,355	$3,735

Ratio of allowance for loan losses to total loans at end of period	1.07%	1.05%

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

The following table summarizes information regarding our nonaccrual loans, other real estate owned, and certain other repossessed assets and loans, as of March 31, 2008 and December 31, 2007. On those dates, we had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

	March 31, 2008	December 31, 2007
Loans accounted for on a nonaccrual basis:
Real estate loans:
Mortgage	$362	$—
Commercial	400	300
Construction	994	—
Home Equity	210	—
Commercial business and consumers	704	248
Total nonaccrual loans	2,670	548
Accruing loans, which are contractually past due 90 days or more	5,739	6,661

Total non-performing loans	8,409	7,209
Other real estate owned, net	2,326	2,528

Total non-performing assets	$10,735	$9,737

Non-performing loans as a percentage of net loans	2.10%	1.82%
Total non-performing assets as a percentage of total assets	2.09%	1.92%

A large portion of our loans 90 days past due and still accruing were made to one customer. The loans outstanding to this customer included in the 90 days past due total were $4.9 million. The $4.9 million loan plus an additional $500,000 loan which is in non-accrual are backed by a 75% USDA guarantee, thereby substantially decreasing our potential write-off should the customer default. We have an additional $300,000 in non-accruing loans related to this same customer which are not backed by a USDA guarantee. We continue to work with this customer to bring their account current.

While our nonaccrual loans have significantly increased from year end, management continues to closely monitor and work to resolve their status. Management believes that of the current nonaccrual loans a significant portion will be brought current or the underlying collateral sold and payoffs received before the end of the second quarter of 2008. However, this does not guarantee that the balance will not increase during the second quarter based on the current credit environment.

Deposits

The Company’s deposit services include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. At March 31, 2008, total deposits were $427.4 million compared to $421.9 million at December 31, 2007 and $407.2 million at March 31, 2007. These figures represent increases of 1.3 percent over December 31, 2007 and 5.0 percent over March 31, 2006. At March 31, 2008, time deposits of $100,000 and over made up approximately 38.4 percent of total deposits versus 43.5 percent at December 31, 2007 and 39.7 percent at March 31, 2007. Our deposits are generated primarily within our banking market. However, the Company had $69.2 million in brokered deposits at March 31, 2008 compared to $97.1 million at December 31, 2007 and $81.0 million at March 31, 2007. Institutional certificates are solicited on the Internet through Express Data Corporation’s Quick-Rate CD Clearinghouse and represent approximately 0.1 percent of the Company’s total deposits or $700,000 at March 31, 2008. At December 31, 2007 and March 31, 2007, the Company’s deposits solicited on the Internet amounted to approximately 0.2 percent and 0.9 percent, respectively, of total deposits.

Liquidity

Liquidity management is the process of managing assets and liabilities and their maturities to insure adequate funding for loan and deposit activity and continued growth of the Company. Sources of funding come from both the asset and liability side of the balance sheet. Asset side sources include cash and cash equivalents, federal funds sold and unpledged available for sale securities. These totaled $66.4 million at March 31, 2008 and $67.0 million at December 31, 2007. Liquidity sources from liabilities include deposits and lines of credit with other institutions. These sources are largely affected by our ability to attract and maintain deposits. Our deposits, together with equity capital, funded 91.1 percent of total assets at March 31, 2008. The Company has borrowing lines available from various correspondent banks and the Federal Home Loan Bank of Atlanta (FHLB) for short-term or long-term funding. At March 31, 2008, the Company had total borrowings of $38.0 million from the FHLB, with maturity dates on these borrowings extending through 2012. A blanket lien on loans secured by residential 1-4 family dwellings, qualifying non-residential loans and home equity lines of credit is in place with the FHLB to secure these advances. We closely monitor and evaluate our overall liquidity position. We believe our liquidity position at March 31, 2008 is adequate to meet our operating needs.

Interest Rate Sensitivity

Fluctuating interest rates, increased competition and changes in the regulatory environment continue to significantly affect the importance of interest-rate sensitivity management. Rate sensitivity arises when interest rates on assets change in a different period of time or in a different proportion to interest rates on liabilities. The primary objective of interest-rate sensitivity management is to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. The Company uses an asset/liability simulation model to project potential changes to the Company’s net interest margin, net income, and economic value of equity based on simulated changes to market interest rates, namely the prime rate. The Company is asset sensitive over the next twelve months, which means that interest-earning assets could re-price more quickly than interest bearing liabilities. Theoretically, the Company’s net interest margin will decline if market interest rates fall or improve if market interest rates rise.

Capital Adequacy

Regulatory guidelines require banks to hold minimum levels of capital based upon the risk weighting of certain categories of assets as well as any off-balance sheet contingencies. Federal regulators have adopted risk-based capital and leverage capital guidelines for measuring the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for us to be considered in compliance with regulatory requirements. On March 31, 2008, the Bank’s Total Capital Ratio and Tier 1 Capital Ratio were 11.17 percent and 10.16 percent, respectively, which were well above the minimum levels required by regulatory guidelines. On March 31, 2008, the Bank’s Leverage Capital Ratio was 8.74 percent, which was also well above the minimum level required by the regulatory guidelines. Banks are placed into one of four capital categories based on the above three separate capital ratios. The four categories are “well-capitalized”, “adequately capitalized”, “under-capitalized”, and “critically under-capitalized.” The Company is considered “well-capitalized” as of March 31, 2008. On March 26, 2008, the Company completed a trust preferred securities issuance totaling $5 million dollars and used $4 million dollars of those proceeds as a capital infusion to the Bank.

RESULTS OF OPERATIONS

Three-Month Periods Ended March 31, 2008 and March 31, 2007

The Company had a net loss of $5,000 or $0.00 per diluted share for the three-month period ended March 31, 2008 as compared to net income of $780,000 or $0.20 per diluted share for the three-month period ended March 31, 2007. This was primarily a result of lower net interest income as well as increased provision for loan losses during the quarter.

Net interest income, or the difference between income generated by earning assets (primarily loans, investment securities, and interest-bearing balances) and the expense incurred on interest bearing liabilities (primarily deposits and borrowed funds used to fund earning assets), is the Company’s primary source of earnings. The Company’s net interest income for the three-month period ended March 31, 2008 and 2007 was $3.2 million and $3.6 million respectively. The majority of this decrease was due to the Federal Reserve’s 200 basis point drop in rates since the beginning of 2008. Since a significant portion of the Company’s loan portfolio adjusts with prime, rapidly declining rates have a negative impact on the Company’s margin in the near term.

Interest expense for the three-month period ending March 31, 2008 was $4.7 million compared to $4.5 million during the same period in 2007. This was an increase of $124,000 or 2.7%. The majority of this increase was due to deposit growth during the period.

Non-interest income was $452,000 for the three-months compared to $429,000 for the three-month period ended March 31, 2007. The non-interest income total includes service charges on deposit accounts, bank owned life insurance, and mortgage broker fees. The $23,000 year over year increase was primarily the result of increased customer service fees during the period.

Non-interest expense was $3.4 million for the three-months ended March 31, 2008, compared to $2.8 million for the same period in 2007 an increase of $594,000 or 21.3 percent. Salary expense increased $377,000 over the same quarter in the previous year which was primarily a result of the addition of personnel and normal salary increases. Occupancy expense increased $81,000 which was primarily due to increased expenses from the opening of our Winston-Salem and Concord offices during 2007. The effective tax rate for the three-month period ended March 31, 2008 was 00.0% compared to 32.1% for the three-months ended March 31, 2007. The difference in the effective tax rate was primarily due to our net loss for the first quarter of 2008.

DISCLOSURES ABOUT FORWARD LOOKING STATEMENTS

This Report and its exhibits contain statements relating to our financial condition, results of operations, plans, strategies, trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts. Those statements may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of the Company’s management about future events. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in reports the Company files with the Securities and Exchange Commission from time to time. Copies of those reports are available directly through the Commission’s website at www.sec.gov. Other factors that could influence the accuracy of such forward-looking statements include, but are not limited to, (a) changes in competitive pressures among depository and other financial institutions or in the Company’s ability to compete successfully against the larger financial institutions in its banking markets; (b) the financial success or changing strategies of the Company’s customers; (c) actions of government regulators, or changes in laws, regulations or accounting standards, that adversely affect the Company’s business; (d) changes in the interest rate environment and the level of market interest rates that reduce the Company’s net interest margins and/or the volumes and values of loans it makes and securities it holds; (e) changes in general economic or business conditions and real estate values in the Company’s banking markets (particularly changes that affect the Company’s loan portfolio, the abilities of its borrowers to repay their loans, and the values of loan collateral); (f) the Company’s ability to successfully integrate the business of merger partners into its business without unexpected costs or difficulty, disruption, deposit attrition, or loss of revenue, or its inability to fully realize expected costs savings of any acquisition; and (g) other developments or changes in our business that the Company does not expect. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company has no obligation, and do not intend, to update these forward-looking statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that it is able to record, process, summarize and report in a timely manner the information required to be disclosed in reports it files under the Exchange Act.

In connection with the above evaluation of the effectiveness of the Company’s disclosure controls and procedures, no change in the Company’s internal control over financial reporting was identified that occurred during the most recent quarterly period and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are being furnished or filed with this report.

4.01	Indenture between the Company and Wells Fargo Bank, National Association (the “Trustee”) dated as of March 26, 2008 (incorporated by reference from Exhibits to the Company’s Current Report on Form 8-K dated March 26, 2008)

4.02	Guarantee Agreement between the Company and the Trustee dated as of March 26, 2008 (incorporated by reference from Exhibits to the Company’s Current Report on Form 8-K dated March 26, 2008)

4.03	Amended and Restated Trust Agreement among the Company, the Trustee, and the Administrators, dated as of March 26, 2008 (incorporated by reference from Exhibits to the Company’s Current Report on Form 8-K dated March 26, 2008)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (furnished herewith)

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (furnished herewith)

32.01	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: May 14, 2008	By:	/s/ Robert E. Marziano
Robert E. Marziano
President and Chief Executive Officer

Date: May 14, 2008	By:	/s/ Eric E. Rhodes
Eric E. Rhodes
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
4.01	Indenture between the Company and Wells Fargo Bank, National Association (the “Trustee”) date as of March 26, 2008 (incorporated by reference from Exhibits to the Company’s Current Report on Form 8-K dated March 26, 2008)

4.02	Guarantee Agreement between the Company and the Trustee dated as of March 26, 2008 (incorporated by reference from Exhibits to the Company’s Current Report on Form 8-K dated March 26, 2008)

4.03	Amended and Restated Trust Agreement among the Company, the Trustee, and the Administrators, dated as of March 26, 2008 (incorporated by reference from Exhibits to the Company’s Current Report on Form 8-K dated March 26, 2008)

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (furnished herewith)

31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) (furnished herewith)

32.01	Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)