Form 10-Q
period 2008-06-30
Bank of the Carolinas CORP
filed 2008-08-14
CIK 1365997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

On August 13, 2008 there were 3,987,374 outstanding shares of the registrant’s common stock.

BANK OF THE CAROLINAS CORPORATION

FORM 10-Q

June 30, 2008

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bank of the Carolinas Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30 2008	December 31 2007*
	(Unaudited)
Assets
Cash and due from banks	$8,047	$8,192
Interest-bearing deposits in banks	7,834	12,756
Securities held to maturity	1,000	—
Securities available for sale	57,448	60,717

Loans	406,713	395,052
Less, Allowance for loan losses	(4,538)	(4,245)

Total Loans, net	402,175	390,807
Premises and equipment	15,181	13,888
Accrued interest receivable	2,873	3,239
Other real estate owned	2,432	2,528
Deferred tax assets	735	578
Goodwill	591	591
Bank owned life insurance	9,463	9,283
Other assets	4,134	3,419

Total assets	$511,913	$505,998

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand deposits	$32,683	$29,835
Interest bearing demand deposits	59,408	62,883
Savings deposits	31,672	19,655
Large denomination time deposits	153,779	174,181
Other time deposits	136,803	135,374

Total deposits	414,345	421,928

Borrowings	41,000	34,000
Subordinated debt	5,155	—
Federal funds purchased and repurchase agreements	10,203	7,657
Other liabilities	1,446	2,173

Total liabilities	472,149	465,758

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Common stock, par value $5 per share: 15,000,000 shares authorized; Issued and outstanding 3,987,374 shares in 2008 and 3,920,752 in 2007	19,937	19,604
Additional paid-in capital	11,828	11,716
Retained earnings	7,815	8,476
Accumulated other comprehensive income	184	444

Total shareholders’ equity	39,764	40,240

Total liabilities and shareholders’ equity	$511,913	$505,998

*	Derived from audited consolidated financial statements.

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$6,603	$7,285	$13,694	$14,594
Interest on securities	710	699	1,436	1,313
Interest on federal funds sold	38	183	114	361
Interest on deposits in other banks	2	2	6	5

Total interest income	7,353	8,169	15,250	16,273

Interest Expense
Interest on deposits	3,808	4,311	8,194	8,561
Interest on borrowed funds	388	303	661	588

Total interest expense	4,196	4,614	8,855	9,149

Net Interest Income	3,157	3,555	6,395	7,124
Provision for loan losses	781	412	1,095	474

Net interest income after provision for loan losses	2,376	3,143	5,300	6,650

Non-interest income
Customer service fees	347	266	639	502
Mortgage loan broker fees	31	31	67	62
Investment services	6	56	15	99
Income from bank owned life insurance	92	86	180	168
Other income	42	33	69	70

Total non-interest income	518	472	970	901

Noninterest Expense
Salaries and benefits	1,802	1,418	3,696	2,935
Occupancy and equipment	481	421	980	839
Data processing expense	212	186	422	376
Other	796	754	1,574	1,416

Total non-interest expense	3,291	2,779	6,672	5,566

Income (Loss) before income taxes	(397)	836	(402)	1,985
Income taxes	(138)	244	(138)	613

Net Income (Loss)	$(259)	$592	$(264)	$1,372

Earnings (Loss) Per Share
Basic	$(0.07)	$0.15	$(0.07)	$0.36

Diluted	$(0.07)	$0.15	$(0.07)	$0.35

Dividends Declared	$0.05	$0.05	$0.10	$0.10

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash Flows from Operating Activities:
Net income (loss)	$(264)	$1,372
Adjustments to reconcile net income (loss) to netcash provided by operating activities:
Provision for loan losses	1,095	474
Deferred tax expense (benefit)	(80)	52
Stock based compensation expense	11	11
Depreciation and amortization	445	348
(Gain) loss on sale of other real estate owned	(23)	12
Loss on disposal of fixed assets	7	3
Income from bank owned life insurance	(180)	(168)
Net amortization/accretion of premiums and discounts on investments	16	39
Net change in other assets	58	(895)
Net change in other liabilities	(727)	(588)

Net cash provided by operating activities	358	660

Cash Flows from Investing Activities:
Decrease in federal funds sold	—	5,480
Purchases of premises and equipment	(1,075)	(1,512)
Purchases of securities available-for-sale	(11,156)	(19,979)
Proceeds from sales, calls, maturities and principal repayments of securities available for sale	12,991	10,726
Sale (purchase) of FHLB stock	(408)	165
Acquisition of other real estate owned	(12)	—
Proceeds from the sale of other real estate owned	1,163	282
Proceeds from sale of premises and equipment	8
Net Increase in loans	(14,092)	(2,124)

Net cash used in investing activities	(12,581)	(6,962)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(7,583)	4,272
Net originations (repayments) of other borrowings	8,153	(4,500)
Issuance of subordinated debt	5,000	—
Increase in repurchase agreements	1,547	2,111
Proceeds from exercise of stock options	424	167
Tax effect of stock options exercised	10	14
Cash dividends paid	(395)	(383)

Net cash provided by financing activities	7,156	1,681

Net decrease in cash and cash equivalents	(5,067)	(4,621)
Cash and cash equivalents at beginning of period	20,948	13,403

Cash and cash equivalents at end of period	$15,881	$8,782

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,560	$9,632

Cash paid during the period for income taxes	$—	$794

Noncash investing and financing activities:
Decrease in fair value of securities available for sale, net of tax	$(260)	$(201)

Dividends declared	199	193

Foreclosed real estate	1,709	287

Transfer from OREO to premises and equipment	677	—

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited) (In thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2006	3,826,792	$19,134	$11,444	$7,293	$(157)	$37,714
Stock options exercised	26,200	131	36			167
Current Income tax benefit on options exercised			14			14
Stock based compensation expense			11			11
Cash dividends declared ($.10 per share)				(384)		(384)
Comprehensive income:
Net income				1,372		1,372
Other comprehensive loss					(201)	(201)

Total comprehensive income						1,171

Balance, June 30, 2007	3,852,992	$19,265	$11,505	$8,281	$(358)	$38,693

Balance, December 31, 2007	3,920,752	$19,604	$11,716	$8,476	$444	$40,240
Stock options exercised	66,622	333	91			424
Current Income tax benefit on options exercised			10			10
Stock based compensation expense			11			11
Cash dividends declared ($.10 per share)				(397)		(397)

Comprehensive loss:
Net loss				(264)		(264)
Other comprehensive loss					(260)	(260)

Total comprehensive loss						(524)

Balance, June 30, 2008	3,987,374	$19,937	$11,828	$7,815	$184	$39,764

See accompanying notes

Notes to Consolidated Financial Statements

June 30, 2008 and 2007

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the financial information included in these unaudited financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The results presented here are for Bank of the Carolinas Corporation (“BankCorp”), the parent company of Bank of the Carolinas (“the Bank”). The organization and business of BankCorp, accounting policies followed by BankCorp and other relevant information are contained in the notes to the financial statements filed as part of BankCorp’s annual report on Form 10-K for the year ended December 31, 2007. This quarterly report should be read in conjunction with the annual report. Because BankCorp has no separate operations and conducts no business on its own other than owning the Bank, this discussion concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, BankCorp and the Bank are collectively referred to as the “Company” unless otherwise noted.

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

Earnings per share have been computed based on the following:

	Six months ended June 30,
	2008	2007
Weighted average number of common shares outstanding used to calculate basic earnings per share	3,944,205	3,833,146
Additional potential common shares due to stock options	—	114,237

Weighted average number of common shares outstanding used to calculate diluted earnings per share	3,944,205	3,947,383

	Three months ended June 30,
	2008	2007
Weighted average number of common shares outstanding used to calculate basic earnings per share	3,967,400	3,837,533
Additional potential common shares due to stock options	—	105,831

Weighted average number of common shares outstanding used to calculate diluted earnings per share	3,967,400	3,943,364

There were 32,581 shares for the three month and 46,274 shares for the six month period ended June 30, 2008 that are anti-dilutive due to the net loss for the three and six month periods then ended.

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

The Company’s risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2008, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(in thousands)
Loan commitments	$59,870
Letters of credit	$2,683

NOTE 4. COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component in the equity section of the balance sheet. Such items, along with net income, are considered components of comprehensive income. Accounting principles do not require per share amounts of comprehensive income to be disclosed. The information that follows reconciles net income (loss) to comprehensive income (loss).

	Three-months ended June 30,		Six-months ended June 30,
	2008	2007	2008	2007
(In thousands)
Net Income (loss)	$(259)	$592	(264)	$1,372
Net unrealized loss on AFS securities, net of taxes	(638)	(290)	(260)	(201)

Comprehensive income (loss)	$(897)	$302	(524)	$1,171

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issue SFAS NO. 141R “Business Combinations”, which replaces SFAS 141. SFAS 141R establishes principals and requirements for recognition and measurement of assets, liabilities, and any noncontrolling interest acquired due to a business combination. SFAS 141R requires that the acquirer record 100 percent of all assets and liabilities of the acquired business generally at fair value, including goodwill. The acquirer will not be able to recognize the allowance for loan losses of the acquiree. Under SFAS 141R, acquisition related and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Accordingly, for acquisitions completed after December 31, 2008, the Company will apply the provisions of SFAS 141R.

In March 2008, the FASB issue SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS 161 applies to all derivatives and hedge agreements covered under FASB 133. SFAS 161 requires greater transparency regarding how and why they are using derivative instruments, how they are accounting for those instruments as well as how they affect a company’s financial position, results of operation and cash flow. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material effect on its financial condition or results of operations.

NOTE 6. FAIR VALUE

Effective January 1, 2008, the Company adopted SFAS 157 which requires that certain assets and liabilities be measured at fair value and to record any adjustments to the fair value of those assets. Securities are recorded at fair value on a recurring basis while other assets are recorded at fair value on a non-recurring basis such as impaired loans.

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

•

Level 2 pricing is derived from observable data including market spreads, current and projected rates, prepayment data and credit quality. Our bond price adjustments fall into this category as well as impaired loans that use appraisals or brokered price opinions to determine fair value.

•

Level 3 pricing is used without the use of observable data. In such cases, market-to-market strategies are typically employed. Often, these types of instruments have no active market, possess unique characteristics and are thinly traded. Our impaired and other real estate loan balances fall into this category. We currently have no assets or liabilities that fall into this category.

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

	Total at 6/30/2008	Level 1		Level 2	Level 3
(In thousands)
Assets valued on a recurring basis
AFS securities	$57,448	$		$57,448
Assets valued on a non-recurring basis
Impaired loans	1,192			1,192

Total	$58,640		$0	58,640	$0

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

Note 8. IMPAIRED LOANS

We had impaired loans of $14.8 million at June 30, 2008. Of those loans $1.9 million had specific reserves of $745,000 at June 30, 2008. Loans classified as impaired with no specific reserve totaled $12.9 million for the same period. The average recorded balance of impaired loans was $3.9 million for the period ending June 30, 2008. The interest accrued but not recognized on non-accrual loans was $197,000 for the period ended June 30, 2008.

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

Recent Developments

On June 25, 2008, the Company declared a cash dividend of $.05 per share on its common stock, payable July 23, 2008 to shareholders of record on July 09, 2008.

The Company also announced a stock repurchase plan on June 25, 2008. The plan grants the Company authority to repurchase up to 10% of the Company’s shares over the course of one year and can be rescinded at any time.

CHANGES IN FINANCIAL CONDITION

Total Assets

At June 30, 2008, total assets were $511.9 million compared to $506.0 million at December 31, 2007, and $456.9 million at June 30, 2007 representing a 12.0 percent year over year increase.

Investment Securities

Investment securities totaled $58.4 million at June 30, 2008, compared to $60.7 million at December 31, 2007 and $64.6 million at June 30, 2007. Total investments decreased $2.3 million or 3.8 percent from December 31, 2007 and $6.2 million or 9.6 percent from June 30, 2007. The Company held one security that was classified as held to maturity at June 30, 2008.

The investment portfolio includes U.S. Government Agency bonds, mortgage-backed securities, corporate bonds, municipal bonds, and treasuries and debt securities.

Loans and Allowance for Loan Losses

At June 30, 2008, the loan portfolio totaled $406.7 million and represented 79.4 percent of total assets compared to $395.0 million or 78.1 percent of total assets at December 31, 2007 and $355.8 million or 77.9 percent of total assets at June 30, 2007. Total loans increased $11.7 million from December 31, 2007 and $50.9 million or 14.3 percent from June 30, 2007. Real estate loans constituted approximately 69.1 percent of the loan portfolio, and commercial loans comprised approximately 27.2 percent of the total loan portfolio at June 30, 2008.

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

The allowance for loan loss has increased substantially from June 30, 2007 primarily due to management’s evaluation of necessary specific reserves for impaired loans.

The following table describes the activity in our allowance for loan losses for the six-month periods ended June 30, 2008 and 2007.

	Six-months ended June 30,
	2008	2007
	(dollars in thousands)
Balance at beginning of period	$4,245	$3,732
Provision for loan losses	1,095	474
Charge-offs	(876)	(805)
Recoveries of loans previously charged-off	74	24

Balance at end of period	$4,538	$3,425

Ratio of allowance for loan losses to total loans at end of period	1.12%	0.96%

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

The following table summarizes information regarding our nonaccrual loans, other real estate owned, and certain other repossessed assets and loans, as of June 30, 2008 and December 31, 2007. On those dates, we had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate loans:
Mortgage	$31	$—
Commercial	3,318	300
Construction	850	—
Home Equity	—	—
Commercial business and consumers	6,164	248
Total nonaccrual loans	10,363	548
Accruing loans, which are contractually past due 90 days or more	1,644	6,661

Total non-performing loans	12,007	7,209
Other real estate owned, net	2,432	2,528

Total non-performing assets	$14,439	$9,737

Non-performing loans as a percentage of net loans	2.99%	1.82%
Total non-performing assets as a percentage of total assets	2.82%	1.92%

The Company’s non-performing assets were $14.4 million at June 30, 2008, or 3.0% of net loans. While the reported amount is at a historically high level, it includes one credit relationship of approximately $4.9 million for which 75% of any loss incurred by the Bank is guaranteed by the US Department of Agriculture. Presently the Bank expects no significant loss with regard to that particular credit. Excluding this credit, non-performing assets would amount to $9.5 million, or 2.3% of outstanding loans.

Deposits

The Company’s deposit services include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. At June 30, 2008, total deposits were $414.3 million compared to $421.9 million at December 31, 2007 and $387.0 million at June 30, 2007. These figures represent a decrease of 1.8 percent over December 31, 2007 and an increase of 7.1 percent over June 30, 2007. At June 30, 2008, time deposits of $100,000 and over made up approximately 37.0 percent of total deposits versus 43.5 percent at December 31, 2007 and 36.8 percent at June 30, 2007. Our deposits are generated primarily within our banking market. However, the Company had $67.1 million in brokered deposits at June 30, 2008 compared to $97.1 million at December 31, 2007 and $68.0 million at June 31, 2007.

Liquidity

Liquidity management is the process of managing assets and liabilities as well as their maturities to insure adequate funding for loan and deposit activity as well as continued growth of the Company. Sources of funding come from both the asset and liability side of the balance sheet. Asset side sources include cash and cash equivalents, federal funds sold and unpledged available for sale securities. These totaled $62.1 million at June 30, 2008 and $67.0 million at December 31, 2007. Liquidity sources from liabilities include deposits and lines of credit with other institutions. These sources are largely affected by our ability to attract and maintain deposits. Our deposits, together with equity capital, funded 88.7 percent of total assets at June 30, 2008. The Company has borrowing lines available from various correspondent banks and the Federal Home Loan Bank of Atlanta (FHLB) for short-term or long-term funding. At June 30, 2008, the Company had total borrowings of $41.0 million from the FHLB, with maturity dates on these borrowings extending through 2013. A blanket lien on loans secured by residential 1-4 family dwellings, qualifying non-residential loans and home equity lines of credit is in place with the FHLB to secure these advances. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at June 30, 2008 is adequate to meet its operating needs.

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

Capital Adequacy

Regulatory guidelines require banks to hold minimum levels of capital based upon the risk weighting of certain categories of assets as well as any off-balance sheet contingencies. Federal regulators have adopted risk-based capital and leverage capital guidelines for measuring the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for us to be considered in compliance with regulatory requirements. On June 30, 2008, the Bank’s Total Capital Ratio and Tier 1 Capital Ratio were 10.97 percent and 9.92 percent, respectively, which were well above the minimum levels required by regulatory guidelines. At June 30, 2008, the Bank’s Leverage Capital Ratio was 8.41 percent, which was also well above the minimum level required by the regulatory guidelines. Banks are placed into one of four capital categories based on the above three separate capital ratios. The four categories are “well-capitalized”, “adequately capitalized”, “under-capitalized”, and “critically under-capitalized.” The Company is considered “well-capitalized” as of June 30, 2008.

RESULTS OF OPERATIONS

Three-Month Period Ended June 30, 2008 and June 30, 2007

The Company had a net loss of $259,000 or $(0.07) per diluted share for the three-month period ended June 30, 2008 while reporting income of $592,000 or $.15 per diluted share for the three-month period ended June 30, 2007.

Net interest income, or the difference between income generated by earning assets (primarily loans, investment securities, and interest-bearing balances) and the expense incurred on interest bearing liabilities (primarily deposits and borrowed funds used to fund earning assets), is the Company’s primary source of earnings. The Company’s net interest income for the three-month period ended June 30, 2008 and 2007 was $3.2 million and $3.6 million, respectively. The decrease was primarily attributable to a decrease in interest income on loans, which was in large part due to several loans that were placed in non-accrual status during the quarter as well as the continued effects of the Federal Reserve’s rate cuts of 325 basis points since September 2007.

The loan loss provision increased $369,000 in the second quarter of 2008 and was mainly due to an increase in non-performing assets as well as the identification of specific impairment on loans identified by management as has been previously discussed.

Interest expense for the three-month period ending June 30, 2008 was $4.2 million compared to $4.6 million during the same period in 2007. This decrease of $418,000 or 9.1% was primarily attributable to an increase in more cost effective savings deposits during the period.

Non-interest income was $518,000 for the three-months compared to $472,000 for the three-month period ended June 30, 2007. The non-interest income total includes service charges on deposit accounts, bank owned life insurance, and mortgage broker fees. The $46,000 period over period increase was largely the result of an $81,000 increase in income from customer service fees in conjunction with a $50,000 decrease in investment services income. The Company experienced growth in non-interest income of 9.7% for the three month periods ended June 30, 2008 versus 2007.

Non-interest expense was $3.3 million for the three-months ended June 30, 2008, compared to $2.8 million for the same period in 2007 an increase of $512,000 or 18.4 percent. Salaries and benefits increased $384,000, occupancy expense increased $60,000 and other non-interest expense increased $68,000 for the current year period. The increased salary and benefit and occupancy expense levels are comprised of normal salary adjustments plus increased staffing and occupancy costs associated with two banking offices opened in mid-2007.

The Company accrued a tax benefit of $138,000 for the three months ended June 30, 2008 based on the loss in the quarter. This compares to tax expense of $244,000 in the second quarter of 2007.

Six-Month Period Ended June 30, 2008 and June 30, 2007

The Company had net loss of $264,000 or $.07 per diluted share for the six-month period ended June 30, 2008 and net income $1,372,000 or $.35 per diluted share for the six-month period ended June 30, 2007.

Net interest income, or the difference between income generated by earning assets (primarily loans, investment securities, and interest-bearing balances) and the expense incurred on interest bearing liabilities (primarily deposits and borrowed funds used to fund earning assets), is the Company’s primary source of earnings. The Company’s net interest income for the six-month period ended June 30, 2008 and 2007 was $6.4 million and $7.1 million, respectively.

Interest expense for the six-month period ending June 30, 2008 was $8.9 million compared to $9.1 million during the same period in 2007. The $294,000 decrease left the Company relatively flat year over year.

Principal factors leading to the decrease in net income for the six-month period ended in 2008, relative to 2007, was a decline in the Company’s net interest income, an increase in the provision for loan losses and increased non-interest expense. For the six-month period ended in 2008, the net interest margin declined to 2.75% from 3.35% in 2007. For the six-month period ended June 30, 2008, approximately $197,000 or 15.0% of the decline in our net interest margin was attributable to the loss of income associated with non-accrual loans. The provision for loan losses increased $621,000 from the previous year primarily due to charge offs and the identification of impaired loans by Bank’s management.

Non-interest income was $970,000 for the six-months compared to $901,000 for the six-month period ended June 30, 2007. The non-interest income total includes service charges on deposit accounts, bank owned life insurance, and mortgage broker fees. The $70,000 year over year increase was largely a result of $137,000 increase in customer service fees in conjunction with an $84,000 decrease in income from our investment services division.

Non-interest expense was $6.7 million for the six-months ended June 30, 2008, compared to $5.6 million for the same period in 2007 an increase of $1,106,000 or 19.9 percent. Salaries and benefits increased $761,000, occupancy expense increased $141,000 and other non-interest expense increased $204,000 for the current year period. The increased salary and benefit and occupancy expense levels are comprised of normal salary adjustments plus increased staffing and occupancy costs associated with two banking offices opened in mid-2007.

The bank accrued a tax benefit of $138,000 for the six months ending June 30, 2008 compared to tax expense of $613,000 for the same time period in 2007. The tax benefit was a result of the Company’s loss for the six month period.

DISCLOSURES ABOUT FORWARD LOOKING STATEMENTS

This Report and its exhibits contain statements relating to our financial condition, results of operations, plans, strategies, trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts. Those statements may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of the Company’s management about future events. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in reports the Company files with the Securities and Exchange Commission from time to time. Copies of those reports are available directly through the Commission’s website at www.sec.gov. Other factors that could influence the accuracy of such forward-looking statements include, but are not limited to, (a) changes in competitive pressures among depository and other financial institutions or in the Company’s ability to compete successfully against the larger financial institutions in its banking markets; (b) the financial success or changing strategies of the Company’s customers; (c) actions of government regulators, or changes in laws, regulations or accounting standards, that adversely affect the Company’s business; (d) changes in the interest rate environment and the level of market interest rates that reduce the Company’s net interest margins and/or the volumes and values of loans it makes and securities it holds; (e) changes in general economic or business conditions and real estate values in the Company’s banking markets (particularly changes that affect the Company’s loan portfolio, the abilities of its borrowers to repay their loans, and the values of loan collateral); (f) the impact on financial institutions in general of recent adverse conditions in the banking industry and the credit and securities markets; and (g) other developments or changes in our business that the Company does not expect. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company has no obligation, and do not intend, to update these forward-looking statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that it is able to record, process, summarize and report in a timely manner the information required to be disclosed in reports it filed under the Exchange Act.

In connection with the above evaluation of the effectiveness of the Company’s disclosure controls and procedures, no change in the Company’s internal control over financial reporting was identified that occurred during the most recent quarterly period and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 28, 2008. At the meeting, the shareholders:

•	elected 14 directors for terms of one year each; and

•	voted on a proposal to amend our articles of Incorporation to authorize the issuance of preferred stock.

Name of Nominee or Description of Other Matter Voted On	Shares Voted “For”	Shares “Withheld” or Voted “Against”	Shares Abstained	Broker “NonVotes”
Election of Directors
Jerry W. Anderson	3,003,513	90,466	N/A	N/A
Alan M. Bailey	3,003,513	90,466	N/A	N/A
William A. Burnette	3,001,785	92,194	N/A	N/A
John A. Drye	3,002,113	91,866	N/A	N/A
Thomas G. Fleming	3,017,103	76,876	N/A	N/A
John W. Googe	3,003,129	90,850	N/A	N/A
Henry H. Land	3,002,113	91,866	N/A	N/A
Michel D. Larrowe	3,002,113	91,866	N/A	N/A
Steven G. Laymon	3,015,375	78,604	N/A	N/A
Robert E. Marziano	3,019,044	74,935	N/A	N/A
Grady L. McClamrock, Jr.	3,003,513	90,466	N/A	N/A
Lynne S. Safrit	3,003,513	90,466	N/A	N/A
Francis W. Slate	3,003,129	90,850	N/A	N/A
Stephen R. Talbert	2,977,162	116,817	N/A	N/A

Proposal to Approve an Amendment to the Company’s Articles of Incorporation to Authorize the Issuance of Preferred Stock	1,680,088	543,989	24,683	845,219

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are being furnished or filed with this report.

3.01	The Company’s Articles of Incorporation, as amended (filed herewith)

10.01	Resignation and Consultation Agreement and Release between the Bank and Eric E. Rhodes (filed herewith)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (furnished herewith)

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (furnished herewith)

32.01	Certification of our Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: August 14, 2008	By:	/s/ Robert E. Marziano
Robert E. Marziano
President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ Michelle L. Clodfelter
Michelle L. Clodfelter
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.01	The Company’s Articles of Incorporation, as amended (filed herewith)

10.01	Resignation and Consultation Agreement and Release between the Bank and Eric E. Rhodes (filed herewith)

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (furnished herewith)

31.02	Certification of our Principal Financial Officer pursuant to Rule 13a-14(a) (furnished herewith)

32.01	Certifications of our Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)