Form 10-Q
period 2008-09-30
Bank of the Carolinas CORP
filed 2008-11-14
CIK 1365997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

On November 12, 2008 there were 3,891,174 outstanding shares of the registrant’s common stock.

BANK OF THE CAROLINAS CORPORATION

FORM 10-Q

September 30, 2008

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bank of the Carolinas Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30 2008	December 31 2007*
	(Unaudited)
Assets
Cash and due from banks	$12,734	$8,192
Interest-bearing deposits in banks	10,407	12,756
Securities held to maturity	4,500	—
Securities available for sale	102,087	60,717

Loans	406,886	395,052
Less, Allowance for loan losses	(4,218)	(4,245)

Total Loans, net	402,668	390,807
Premises and equipment	15,245	13,888
Accrued interest receivable	3,057	3,239
Other real estate owned	5,155	2,528
Deferred tax assets	722	578
Goodwill	—	591
Bank owned life insurance	9,556	9,283
Other assets	4,739	3,419

Total assets	$570,870	$505,998

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand deposits	$33,303	$29,835
Interest bearing demand deposits	198,203	62,883
Savings deposits	22,259	19,655
Large denomination time deposits	98,764	174,181
Other time deposits	100,067	135,374

Total deposits	452,596	421,928

Borrowings	25,000	34,000
Subordinated debt	7,855	—
Federal funds purchased and repurchase agreements	47,369	7,657
Other liabilities	1,750	2,173

Total liabilities	534,570	465,758

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Preferred stock, No par value: authorized 3,000,000 shares: none issued	$—	$—
Common stock, par value $5 per share: 15,000,000 shares authorized; Issued and outstanding 3,891,174 shares in 2008 and 3,920,752 in 2007	19,456	19,604
Additional paid-in capital	11,593	11,716
Retained earnings	4,902	8,476
Accumulated other comprehensive income	349	444

Total shareholders’ equity	36,300	40,240

Total liabilities and shareholders’ equity	$570,870	$505,998

*	Derived from audited consolidated financial statements.

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$6,268	$7,659	$19,962	$22,253
Interest on securities	1,202	757	2,638	2,070
Interest on federal funds sold	59	22	173	383
Interest on deposits in banks	2	4	8	9

Total interest income	7,531	8,442	22,781	24,715

Interest Expense
Interest on deposits	3,764	4,296	11,958	12,857
Interest on borrowed funds	757	333	1,418	921

Total interest expense	4,521	4,629	13,376	13,778

Net Interest Income	3,010	3,813	9,405	10,937
Provision for loan losses	3,150	546	4,245	1,020

Net interest income (loss) after provision for loan losses	(140)	3,267	5,160	9,917

Non-interest income
Customer service fees	337	259	976	761
Mortgage loan broker fees	44	78	111	140
Investment services	3	99	18	198
Income from bank owned life insurance	93	89	273	257
Other income	(7)	29	62	99

Total non-interest income	470	554	1,440	1,455

Noninterest Expense
Salaries and benefits	1,764	1,543	5,460	4,478
Occupancy and equipment	502	447	1,482	1,286
Goodwill impairment	591	—	591	—
Data processing expense	216	185	638	561
Other	1,067	794	2,641	2,210

Total non-interest expense	4,140	2,969	10,812	8,535

Income (Loss) before income taxes	(3,810)	852	(4,212)	2,837
Income taxes	(1,090)	247	(1,228)	860

Net Income (Loss)	$(2,720)	$605	$(2,984)	$1,977

Earnings (Loss) Per Share
Basic	$(0.69)	$0.16	$(0.76)	$0.52

Diluted	$(0.69)	$0.15	$(0.76)	$0.50

Dividends Declared	$0.05	$0.05	$0.15	$0.15

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash Flows from Operating Activities:
Net income (loss)	$(2,984)	$1,977
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	4,245	1,020
Stock based compensation expense	17	16
Depreciation and amortization	675	538
Loss on sale of other real estate owned	151	7
Loss on disposal of premises and equipment	33	3
Income from bank owned life insurance	(273)	(257)
Net amortization/accretion of premiums and discounts on investments	23	50
Net change in other assets	(1,570)	(1,301)
Net change in other liabilities	(421)	(12)

Net cash provided (used) by operating activities	(104)	2,041

Cash Flows from Investing Activities:
Decrease in federal funds sold	—	2,229
Purchases of premises and equipment	(1,396)	(2,683)
Purchases of securities	(64,980)	(22,057)
Proceeds from sales, calls, maturities and principal repayments of securities available for sale	18,939	14,070
Sale of FHLB stock	313	142
Improvement of other real estate owned	(12)	(10)
Proceeds from the sale of other real estate owned	1,542	602
Proceeds from sale of premises and equipment	8	—
Net Increase in loans	(20,474)	(24,299)

Net cash used in investing activities	(66,060)	(32,006)

Cash Flows from Financing Activities:
Net increase in deposits	30,668	27,718
Net originations (repayments) of other borrowings	(16,358)	(4,000)
Issuance of subordinated debt	7,700	—
Increase in repurchase agreements	47,225	—
Proceeds from exercise of stock options	424	269
Tax effect of stock options exercised	10	44
Common stock acquired	(722)	—
Cash dividends paid	(590)	(576)

Net cash provided by financing activities	68,357	23,455

Net increase (decrease) in cash and cash equivalents	2,193	(6,510)
Cash and cash equivalents at beginning of period	20,948	13,403

Cash and cash equivalents at end of period	$23,141	$6,893

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,124	$13,834

Cash paid during the period for income taxes	$—	$794

Noncash investing and financing activities:
Decrease in fair value of securities available for sale, net of tax	$95	$204

Dividends declared	199	193

Transfer from loans to other real estate owned	4,985	1,509

Transfer from OREO to premises and equipment	677	—

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited) (In thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2006	3,826,792	$19,134	$11,444	$7,293	$(157)	$37,714

Stock options exercised	42,270	211	58			269

Current Income tax benefit on options exercised			44			44

Stock based compensation expense			16			16

Cash dividends declared ($.15 per share)				(578)		(578)

Comprehensive income:
Net income				1,977		1,977
Other comprehensive loss					204	204

Total comprehensive income						2,181

Balance, September 30, 2007	3,869,062	$19,345	$11,562	$8,692	$47	$39,646

Balance, December 31, 2007	3,920,752	$19,604	$11,716	$8,476	$444	$40,240

Stock options exercised	66,622	333	91			424

Repurchased shares	(96,200)	(481)	(241)			(722)

Current Income tax benefit on options exercised			10			10

Stock based compensation expense			17			17

Cash dividends declared ($.15 per share)				(590)		(590)
Comprehensive loss:
Net loss				(2,984)		(2,984)
Other comprehensive loss					(95)	(95)

Total comprehensive loss						(3,079)

Balance, September 30, 2008	3,891,174	$19,456	$11,593	$4,902	$349	$36,300

See accompanying notes

Notes to Consolidated Financial Statements

September 30, 2008 and 2007

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the financial information included in these unaudited financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

NOTE 2. EARNINGS PER SHARE

Basic earnings (loss) per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. When applicable, the weighted average shares outstanding for the diluted earnings per share computations are adjusted to reflect the assumed conversion of shares available under stock options using the treasury stock method.

Earnings per share have been computed based on the following:

	Nine months ended September 30,
	2008	2007
Weighted average number of common shares oustanding used to calculate basic earnings per share	3,941,582	3,841,070

Additional potential common shares due to stock options	—	104,172

Weighted average number of common shares outstanding used to calculate diluted earnings per share	3,941,582	3,945,242

	Three months ended September 30,
	2008	2007
Weighted average number of common shares oustanding used to calculate basic earnings per share	3,936,649	3,856,660

Additional potential common shares due to stock options	—	83,445

Weighted average number of common shares outstanding used to calculate diluted earnings per share	3,936,649	3,940,105

There were 30,063 shares for the three month and 40,455 shares for the nine month period ended September 30, 2008 that are anti-dilutive due to the net loss for the three and nine month periods then ended.

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

The Company’s risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2008, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(in thousands)
Loan commitments	$60,624
Letters of credit	$2,585

NOTE 4. COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component in the equity section of the balance sheet. Such items, along with net income, are considered components of comprehensive income (loss). Accounting principles do not require per share amounts of comprehensive income (loss) to be disclosed. The information that follows reconciles net income (loss) to comprehensive income (loss).

	Three-months ended September 30,		Nine-months ended September 30,
	2008	2007	2008	2007
(In thousands)
Net Income (loss)	$(2,720)	$605	$(2,984)	$1,977
Net unrealized gain (loss) on AFS securities, net of taxes	166	405	(95)	204

Comprehensive income (loss)	$(2,554)	$1,010	$(3,079)	$2,181

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

In December 2007, the FASB issue SFAS NO. 141R “Business Combinations,” which replaces SFAS 141. SFAS 141R establishes principals and requirements for recognition and measurement of assets, liabilities, and any noncontrolling interest acquired due to a business combination. SFAS 141R requires that the acquirer record 100 percent of all assets and liabilities of the acquired business generally at fair value, including goodwill. The acquirer will not be able to recognize the allowance for loan losses of the acquiree. Under SFAS 141R, acquisition related and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Accordingly, for acquisitions completed after December 31, 2008, the Company will apply the provisions of SFAS 141R.

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

•

Level 3 pricing is used without the use of observable data. In such cases, market-to- market strategies are typically employed. Often, these types of instruments have no active market, possess unique characteristics and are thinly traded. Our impaired and other real estate loan balances fall into this category. We currently have no assets or liabilities that fall into this category.

The Company’s securities are measured on a recurring basis through a model used by our bond agent. All of our bond price adjustments meet level 2 criteria. Prices are derived from a model which uses actively quoted rates, prepayment models and other underlying credit and collateral data.

Our impaired loans fall into the level 2 criteria. These assets are marked to market value, if lower than the current loan balance, from either their most recent appraisals or a broker’s price opinion, whichever is most recent.

	Total at 9/30/2008	Level 1	Level 2	Level 3
(In thousands)
Assets valued on a recurring basis
AFS securities	$102,087	$—	$102,087	—
Assets valued on a non-recurring basis
Impaired loans	3,086	—	3,086	—

Total	$105,173	$—	105,173	$—

Note 7. SUBORDINATED DEBT

The Company has issued $5.2 million of junior subordinated debentures to its wholly owned capital trust, Bank of the Carolinas Trust I, to fully and unconditionally guarantee the preferred securities issued by the trust. This long term obligation constitutes a full and unconditional guarantee by the Company of the trust’s obligations.

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

The Company also has $2.7 dollars of private placement subordinated debt at a rate of Prime plus 75 basis points. The Company has the right to repay the debt at any time with no prepayment penalty. The debt was issued on August 13, 2008 and matures on August 13, 2018. The Company makes monthly interest payments on the outstanding debt to the holder of the note.

Note 8. IMPAIRED LOANS

We had impaired loans of $9.6 million at September 30, 2008. Of those loans $245 thousand had specific reserves of $103 thousand at September 30, 2008. Loans classified as impaired with no specific reserve totaled $9.3 million for the same period. Included in the $9.3 million impaired balance is $4.1 million in two impaired loans that are backed by a USDA guarantee. These loans have been charged down to the guaranteed amount and the Company expects no further losses on these loans. Without these two loans, our impaired loan balance would have been $5.2 million at September 30, 2008. The average recorded balance of impaired loans was $3.8 million for the period ending September 30, 2008. The interest accrued but not recognized on non-accrual loans was $809,000 for the nine months ended September 30, 2008.

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

Recent Developments

On September 24, 2008, the Company declared a cash dividend of $ .05 per share on its common stock, payable October 23, 2008 to shareholders of record on October 09, 2008.

In an effort to stabilize the credit system the government has implemented a capital infusion program in which the nation’s nine largest financial institutions are required to participate. The Treasury has earmarked $250 billion of the $700 billion Economic Stabilization Act as a capital infusion for banks. Of that $250 billion, the largest banks will receive $125 billion with the rest being spread amongst the remainder of the nation’s institutions. This infusion is intended to stimulate the credit markets and restore confidence in the financial system. In order to preserve our options, the Corporation has applied for the Treasury’s TARP Capital Purchase program which would allow the Corporation to receive a capital infusion of between 1 and 3 percent of its risk weighted assets while we will continue to evaluate whether we can appropriately utilize these funds.

CHANGES IN FINANCIAL CONDITION

Total Assets

At September 30, 2008, total assets were $570.8 million compared to $506.0 million at December 31, 2007, and $480.2 million at September 30, 2007 representing a 18.9% percent year over year increase.

Investment Securities

Investment securities totaled $106.6 million at September 30, 2008, compared to $60.7 million at December 31, 2007 and $64.0 million at September 30, 2007. Total investments increased $45.9 million or 75.6 percent from December 31, 2007 and $42.6 million or 66.6 percent from September 30, 2007. The Company held $4.5 million of securities that were classified as held to maturity at September 30, 2008.

The investment portfolio includes U.S. Government Agency bonds, mortgage-backed securities, corporate bonds, municipal bonds, and treasuries and debt securities.

Loans and Allowance for Loan Losses

At September 30, 2008, the loan portfolio totaled $406.9 million and represented 71.3 percent of total assets compared to $395.0 million or 78.1 percent of total assets at December 31, 2007 and $376.6 million or 78.4 percent of total assets at September 30, 2007. Total loans increased $11.9 million or 3.0 percent from December 31, 2007 and $30.3 million or 8.0 percent from September 30, 2007. Real estate loans (including commercial real estate) constituted approximately 75.8 percent of the loan portfolio, and commercial loans comprised approximately 21.5 percent of the total loan portfolio at September 30, 2008.

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

The provision for loan losses has increased substantially from September 30, 2007 primarily due to specific charge-offs related to several commercial credits. The majority of the impaired loan balance without a specific associated reserve is tied to two large credits of which the remaining balance is backed by a USDA guarantee. The Company has not made nor does it hold any subprime loans. However, we have been affected by the economic downturn in several of our markets. The significant write-offs in the third quarter are a reflection of this downturn and our intention to write troubled credits down to their current realizable value. We continue to work with our customers with troubled credit relationships to the extent that it is reasonably possible. The Company has historically been aggressive in identifying and recording losses as we believe they are necessary and these charges reflect that continued philosophy. Our allowance for loan loss as a percentage of loans is essentially unchanged from last year as a result of these aggressive charge offs rather than making specific reserves for problem loans.

The following table describes the activity in our allowance for loan losses for the nine-month periods ended September 30, 2008 and 2007.

	Nine-months ended September 30,
	2008	2007
	(dollars in thousands)
Balance at beginning of period	$4,245	$3,732
Provision for loan losses	4,245	1,020
Charge-offs	(4,450)	(1,006)
Recoveries of loans previously charged-off	178	32

Balance at end of period	$4,218	$3,778

Ratio of allowance for loan losses to total loans at end of period	1.04%	1.00%

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

The following table summarizes information regarding our nonaccrual loans, other real estate owned, and certain other repossessed assets and loans, as of September 30, 2008 and December 31, 2007. On those dates, we had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate loans:
Mortgage	$—	$—
Commercial	1,528	300
Construction	285	—
Home Equity	—	—
Commercial business and consumers	5,357	248

Total nonaccrual loans	7,170	548
Accruing loans, which are contractually past due 90 days or more	2,746	6,661

Total non-performing loans	9,916	7,209
Other real estate owned, net	5,155	2,528

Total non-performing assets	$15,071	$9,737

Non-performing loans as a percentage of net loans	2.28%	1.82%
Total non-performing assets as a percentage of total assets	2.64%	1.92%

The Company’s non-performing assets were $15.1 million at September 30, 2008, or 2.46% of net loans. As has been previously discussed, while the reported amount is at a historically high level it includes one credit relationship of approximately $4.1 million for which any remaining loss incurred by the Company is guaranteed by the US Department of Agriculture. It also includes a $2.2 million loan related to an A&D property in Chimney Rock, NC. The Company believes it can sell the property at the current book value but it may take some time to find a qualified interested buyer. The Company also has several rental property loans outstanding to one borrower, all of the properties are occupied and are not sub-prime loans, but due to borrower’s current delinquent status the Company has found it necessary to begin foreclosure proceedings. These loans total $794,000.

Deposits

The Company’s deposit services include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. At September 30, 2008, total deposits were $452.6 million compared to $421.9 million at December 31, 2007 and $410.4 million at September 30, 2007. These figures represent an increase of 7.2 percent over December 31, 2007 and an increase of 10.3 percent over September 30, 2007. While the Company’s overall deposits have increased over the period, the mix of deposits has also changed substantially. Our Company has increased its focus on developing long term relationships with our clients and as a result our core deposits have increased significantly over the period. At September 30, 2008, time deposits of $100,000 and over made up approximately 22.1 percent of total deposits versus 43.5 percent at December 31, 2007 and 39.1 percent at September 30, 2007. Our deposits are generated primarily within our banking market. However, the Company had $39.6 million in brokered deposits at September 30, 2008 compared to $97.1 million at December 31, 2007 and $89.2 million at September 30, 2007. The Company has chosen to intentionally roll off significant amounts of brokered deposits during the period in an effort to reduce our reliance on this funding source.

The Company has focused on developing long term relationships with its customers through establishing core deposit relationships, particularly through increased money market and savings accounts. This focus is evidenced through the substantial year over year increase in these deposits. The Company believes that this strategy will result in an increase in our net interest margin through the addition of long term profitable relationships with our expanded customer base.

Liquidity

Liquidity management is the process of managing assets and liabilities as well as their maturities to insure adequate funding for loan and deposit activity as well as continued growth of the Company. Sources of funding come from both the asset and liability side of the balance sheet. Asset side sources include cash and cash equivalents, federal funds sold and unpledged available for sale securities. These totaled $60.2 million at September 30, 2008 and $67.0 million at December 31, 2007. Liquidity sources from liabilities include deposits and lines of credit with other institutions. These sources are largely affected by our ability to attract and maintain deposits. Our deposits, together with equity capital, funded 85.6% percent of total assets at September 30, 2008. The Company has $20.5 million in borrowing lines available from various correspondent banks and $57.5 million at the Federal Home Loan Bank of Atlanta (FHLB) for short-term or long-term funding. At September 30, 2008, the Company had total borrowings of $25 million from the FHLB, with maturity dates on these borrowings extending through 2013. A blanket lien on loans secured by residential 1-4 family dwellings, qualifying non-residential loans and home equity lines of credit is in place with the FHLB to secure these advances. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at September 30, 2008 is adequate to meet its operating needs.

Interest Rate Sensitivity

Fluctuating interest rates, increased competition and changes in the regulatory environment continue to significantly affect the importance of interest-rate sensitivity management. Rate sensitivity arises when interest rates on assets change in a different period of time or in a different proportion to interest rates on liabilities. The primary objective of interest-rate sensitivity management is to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. The Company uses an asset/liability simulation model to project potential changes to the Company’s net interest margin, net income, and economic value of equity based on simulated changes to market interest rates, namely the prime rate. The Company is liability sensitive over the next twelve months, which means that interest-earning liabilities could re-price more quickly than interest bearing assets. Theoretically, the Company’s net interest margin will decline if market interest rates rise or improve if market interest rates fall.

During the quarter the Company entered into two separate term repurchase agreements, totaling $45 million. The agreements were offset by purchases of mortgage backed securities which were pledged against these agreements. The Company primarily entered into these agreements in an effort to protect itself against customers’ possible inability to maintain their current loan structure in an increasing rate environment.

Capital Adequacy

Regulatory guidelines require banks to hold minimum levels of capital based upon the risk weighting of certain categories of assets as well as any off-balance sheet contingencies. Federal regulators have adopted risk-based capital and leverage capital guidelines for measuring the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for us to be considered in compliance with regulatory requirements. On September 30, 2008, the Bank’s Total Capital Ratio and Tier 1 Capital Ratio were 10.44 percent and 9.44 percent, respectively, which were well above the minimum levels required by regulatory guidelines. At September 30, 2008, the Bank’s Leverage Capital Ratio was 8.04 percent, which was also well above the minimum level required by the regulatory guidelines. Banks are placed into one of four capital categories based on the above three separate capital ratios. The four categories are “well-capitalized,” “adequately capitalized,” “under-capitalized,” and “critically under-capitalized.” The Company is considered “well-capitalized” as of September 30, 2008.

RESULTS OF OPERATIONS

Three-Month Period Ended September 30, 2008 and September 30, 2007

The Company had a net loss of $2.7 million or $(.69) per diluted share for the three-month period ended September 30, 2008 while reporting income of $605,000 or $0.15 per diluted share for the three-month period ended September 30, 2007.

Net interest income, or the difference between income generated by earning assets (primarily loans, investment securities, and interest-bearing balances) and the expense incurred on interest bearing liabilities (primarily deposits and borrowed funds used to fund earning assets), is the Company’s primary source of earnings. The Company’s net interest income for the three-month period ended September 30, 2008 and 2007 was $3.0 million and $3.8 million, respectively. The decrease was primarily attributable to a decrease in interest income on loans, which was in large part due to several loans that were placed in non-accrual status during the quarter as well as the continued effects of the Federal Reserve’s rate cuts of 325 basis points since September 2007.

The loan loss provision increased $2.6 million in the third quarter of 2008 and was mainly due to specific charge-offs related to several troubled commercial credits. As previously discussed, the Company has no subprime loans and has taken aggressive measures to write down troubled credits to their net realizable values.

Interest expense for the three-month period ending September 30, 2008 was $4.5 million compared to $4.6 million during the same period in 2007. This decrease of $109,000 or 2.3% was primarily attributable to an increase in more cost effective savings deposits during the period as well as some benefit from the Fed’s rate reductions over the time period.

Non-interest income was $470,000 for the three-months compared to $554,000 for the three-month period ended September 30, 2007. The non-interest income total includes service charges on deposit accounts, bank owned life insurance, and mortgage broker fees. The $84,000 period over period decrease was largely the result of a $34,000 decrease in income from mortgage loan broker fees as well as a $96,000 decrease in revenue from our investment services division. The Company experienced a decline in non-interest income of 15.2% for the three month periods ended September 30, 2008 versus 2007.

Non-interest expense was $4.1 million for the three-months ended September 30, 2008, compared to $3.0 million for the same period in 2007, an increase of $1.2 million or 39.4 percent. Salaries and benefits increased $221,000, occupancy expense increased $55,000 and other non-interest expense increased $304,000 for the current year period. The increased salary and benefit and occupancy expense levels are comprised of normal salary adjustments plus increased staffing and occupancy costs associated with two banking offices opened in mid-2007.

The Company also took a $591,000 charge related to the impairment of our goodwill; reducing our intangible assets to zero. The write-down of goodwill is a non-cash charge that did not affect the Company’s liquidity or operations. Goodwill is deducted from regulatory capital therefore the charge had no effect on the regulatory capital ratios of the Company.

The Company accrued a tax benefit of $1.1 million for the three months ended September 30, 2008 based on the loss in the quarter. This compares to tax expense of $247,000 in the second quarter of 2007. The effective tax benefit for the period ending September 30, 2008 was 29.2% and the effective tax rate at September 30, 2007 was 30.3%. These changes are due to the Company’s loss during the quarter.

Nine-Month Period Ended September 30, 2008 and September 30, 2007

The Company had net loss of $3.0 million or ($.76) per diluted share for the nine-month period ended September 30, 2008 and net income of $2.0 million or $.50 per diluted share for the nine-month period ended September 30, 2007.

Net interest income, or the difference between income generated by earning assets (primarily loans, investment securities, and interest-bearing balances) and the expense incurred on interest bearing liabilities (primarily deposits and borrowed funds used to fund earning assets), is the Company’s primary source of earnings. The Company’s net interest income for the nine-month period ended September 30, 2008 and 2007 was $9.4 million and $10.9 million, respectively.

Interest expense for the nine-month period ending September 30, 2008 was $13.4 million compared to $13.8 million during the same period in 2007. The $402,000 decrease resulted from lower market interest rates offset by increased deposits and borrowings.

Principal factors leading to the decrease in net income for the nine-month period ended in 2008, relative to 2007, was a decline in the Company’s net interest income, an increase in the provision for loan losses and increased non-interest expense. For the nine-month period ended in 2008, the net interest margin declined to 2.62% from 3.40% in 2007. For the nine-month period ended September 30, 2008, approximately $809,000 or 28.2% of the decline in our net interest margin was attributable to the loss of income associated with non-accrual loans. The provision for loan losses increased $3.2 million from the previous year primarily due to charge offs and the identification of impaired loans by Bank’s management.

Non-interest income was $1,440,000 for the nine-months compared to $1,455,000 for the nine-month period ended September 30, 2007. The non-interest income total includes service charges on deposit accounts, bank owned life insurance, and mortgage broker fees. The $15,000 year over year difference was virtually unchanged from the same period in 2007. During the period there was a $215,000 increase in customer service fees while income from our investment services division decreased by $180,000.

Non-interest expense was $10.8 million for the nine-months ended September 30, 2008, compared to $8.5 million for the same period in 2007 an increase of $2.3 million or 26.7 percent. While non-interest expense has increased on an annualized basis it has decreased from 2.63% to 2.35% of assets during 2008; a result of the Company’s continuing focus on expense control. Salaries and benefits increased $982,000, occupancy expense increased $196,000 and other non-interest expense increased $508,000 for the current year period. The increased salary and benefit and occupancy expense levels are comprised of normal salary adjustments plus increased staffing and occupancy costs associated with two banking offices opened in mid-2007. As was previously stated in the three month discussion the Company charged off $591,000 related to goodwill impairment during the third quarter of 2008. The write-down was a non-cash charge and did not affect the Company’s liquidity or operations. It also had no effect on the Company’s regulatory ratios.

The Company accrued a tax benefit of $1,228,000 for the nine months ending September 30, 2008 compared to tax expense of $860,000 for the same time period in 2007. The effective tax benefit for the nine months ended September 30, 2008 was 29.9% as compared to a tax rate of 30.3% for the nine months ended September 30, 2007. The tax benefit was a result of the Company’s loss for the nine-month period.

DISCLOSURES ABOUT FORWARD LOOKING STATEMENTS

This Report and its exhibits contain statements relating to our financial condition, results of operations, plans, strategies, trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts. Those statements may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of the Company’s management about future events. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in reports the Company files with the Securities and Exchange Commission from time to time. Copies of those reports are available directly through the Commission’s website at www.sec.gov. Other factors that could influence the accuracy of such forward-looking statements include, but are not limited to, (a) pressures on the earnings, capital and liquidity of financial institutions resulting from current and future adverse conditions in the credit and equity markets and the banking industry in general, (b) our ability to manage and collect our non-performing loans and dispose of other real estate owned, (c) changes in competitive pressures among depository and other financial institutions or in the Company’s ability to compete successfully against the larger financial institutions in its banking markets; (d) the financial success or changing strategies of the Company’s customers; (e) actions of government regulators, or changes in laws, regulations or accounting standards, that adversely affect the Company’s business; (f) changes in the interest rate environment and the level of market interest rates that reduce the Company’s net interest margins and/or the volumes and values of loans it makes and securities it holds; (g) changes in general economic or business conditions and real estate values in the Company’s banking markets (particularly changes that affect the Company’s loan portfolio, the abilities of its borrowers to repay their loans, and the values of loan collateral); and (h) other developments or changes in our business that the Company does not expect. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company has no obligation, and do not intend, to update these forward-looking statements.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER REPURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (2)
Month #1 7/01/08 through 07/31/08	12,900	$7.78	12,900	385,837
Month #2 08/01/08 through 08/31/08	65,800	$7.48	65,800	320,037
Month #3 09/01/08 through 09/30/08	17,500	$7.10	17,500	302,537
Total	96,200	$7.45	96,200	302,537

(1)	Reflects weighted average price paid per share.
(2)	On June 27, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to 398,737 shares of the Company’s outstanding common stock during the following year in the open market, in block purchases, or in solicited or unsolicited privately negotiated transactions, in accordance with the SEC’s rules and subject to factors such as market price, the Company’s operating results and available cash, general economic and market conditions, and other conditions. In conjunction with the Board’s authorization, the Company entered into a stock trading plan in accordance with guidelines specified under Rule 10b5-1 of the Securities and Exchange Act of 1934. The Board’s actions approving share repurchases did not obligate the Company to acquire any particular amount of shares, and purchases could be suspended or discontinued at any time at the Company’s discretion. Although the Board’s action authorizing the Company to repurchase shares remains in effect, during September 2008, the Company suspended the stock purchase plan.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are being furnished or filed with this report.

10.01	Employment Agreement between Bank of the Carolinas and Michael D. Larrowe (filed herewith)

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (furnished herewith)

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (furnished herewith)

32.01	Certification of our Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: November 14, 2008	By:	/s/ Robert E. Marziano
Robert E. Marziano
President and Chief Executive Officer

Date: November 14, 2008	By:	/s/ Michelle L. Clodfelter
Michelle L. Clodfelter
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.01	Employment Agreement between Bank of the Carolinas and Michael D. Larrowe (filed herewith)

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (furnished herewith)

31.02	Certification of our Principal Financial Officer pursuant to Rule 13a-14(a) (furnished herewith)

32.01	Certifications of our Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)