Form 10-K
period 2008-12-31
Bank of the Carolinas CORP
filed 2009-04-15
CIK 1365997

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

NASDAQ Global Market (Name of exchange on which registered)
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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity), as of the last business day of the Registrant’s most recently completed second fiscal quarter was $23,665,032.

On March 27, 2009, the number of outstanding shares of Registrant’s common stock was 3,891,174.

Documents Incorporated by Reference

Portions of Registrant’s definitive Proxy Statement as filed with the Securities and Exchange Commission in connection with its 2009 Annual Meeting are incorporated into Part III of this Report.

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

BANKING MARKET

Our current banking market is located in the central Piedmont region of North Carolina and generally consists of Davie, Davidson, Cabarrus, Randolph, Rowan, Stokes and Forsyth counties, which are the seven counties where our banking offices are located. Our banking market lies in the “Piedmont Crescent” between the Greater Charlotte Metropolitan area on the south and the Piedmont Triad Cities of Winston-Salem, Greensboro and High Point on the north.

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

Real Estate Secured Loans.    Our real estate loan classifications include loans secured by real estate which are made to purchase, construct or improve residential or commercial real estate, for real estate development purposes, and for various other commercial and consumer purposes (whether or not those purposes are related to our real estate collateral). On December 31, 2008, loans amounting to approximately 77.3% of our loan portfolio were classified as real estate loans. Of those loans, loans totaling approximately 38.1% of our loan portfolio were classified as commercial real estate loans, 14.9% were classified as construction loans, 17.0% were mortgage loans secured by one-to-four family residences, and 7.3% were the outstanding balances on home equity lines of credit.

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

Construction loans involve special risks due to the fact that loan funds are advanced upon the security of houses or other improvements that are under construction and that are of uncertain value prior to the completion of construction. For that reason, it is more difficult to evaluate accurately the total loan funds required to complete a project and the related loan-to-value ratios. To minimize these risks, generally we limit loan amounts to 80% of the projected appraised value of our collateral upon completion of construction.

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

Our real estate loans may be made at fixed or variable interest rates and, generally, with the exception of our long-term residential mortgage loans discussed below, have maturities that do not exceed five years. However, we also make real estate loans that have maturities of more than five years, or which are based on amortization schedules of as much as 30 years, but that generally will include contractual provisions which allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of no more than five years.

In addition to residential real estate loans made for a variety of purposes, we offer long-term, residential mortgage loans that are funded by and closed in the name of third-party lenders. This arrangement permits us to offer this product in our banking market and enhance our fee-based income, but, by closing the loans in the names of the ultimate owners of those loans, we avoid the credit and interest rate risk associated with these long-term loans. However, on a limited basis, we also make residential mortgage loans that we retain in our own loan portfolio. Those loans typically are secured by first liens on the related residential property, are made at fixed and variable interest rates, and have maturities that do not exceed 15 years, although we have a small number of residential mortgage loans in our portfolio with 30-year maturities.

Our home equity lines of credit include lines of credit that generally are used by borrowers for consumer purposes and are secured by first or junior liens on residential real property. Our commitment on each line is for a term of 15 years, and interest is charged at a variable rate. The terms of these lines of credit provide that borrowers either may pay accrued interest only, with the outstanding principal balances becoming due in full at the maturity of the lines, or they will make payments of principal and interest based on a 15-year amortization schedule. On December 31, 2008 outstanding balances under our home equity lines of credit amounted to approximately 7.3% of our loan portfolio.

Commercial Loans.    Our commercial loan classification includes loans to individuals and small- and medium-sized businesses for working capital, equipment purchases, and various other business and agricultural purposes, but that classification excludes any such loan that is secured by real estate. These loans generally are secured by inventory, equipment or similar assets, but they also may be made on an unsecured basis. On December 31, 2008, our commercial loans made up approximately 20.8% of our loan portfolio. In addition to loans which are classified on our books as commercial loans, as described above, many of our loans included within the real estate loan classification were made for commercial purposes but are classified as real estate loans on our books because they are secured by first or junior liens on real estate. Commercial loans may be made at variable or fixed rates of interest. However, it is our policy that any loan which has a maturity or amortization schedule of longer than five years normally would be made at an interest rate that varies with our prime lending rate or would include contractual provisions which allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of no more than five years.

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

Consumer Loans.    Our consumer loans consist primarily of loans for various consumer purposes, as well as the outstanding balances on non-real estate secured consumer revolving credit accounts. These loans made up approximately 1.9% of our loan portfolio on December 31, 2008. A majority of these loans are secured by liens on various personal assets of the borrowers, but they also may be made on an unsecured basis. Additionally, our real estate loans include loans secured by first or junior liens on real estate which were made for consumer purposes unrelated to the real estate collateral. Consumer loans generally are made at fixed interest rates and with maturities or amortization schedules which generally do not exceed five years. However, consumer-purpose loans secured by real estate (and, thus, classified as real estate loans as described above) may be made for terms of up to 30 years, but under terms which allow us to call the loan in full, or provide for a “balloon” payment, at the end of no more than five years.

Consumer loans generally are secured by personal property and other personal assets of borrowers which often depreciate rapidly or are vulnerable to damage or loss. In cases where damage or depreciation reduces the value of our collateral below the unpaid balance of a defaulted loan, repossession may not result in repayment of the entire outstanding loan balance. The resulting deficiency often does not warrant further substantial collection efforts against the borrower. In connection with consumer lending in general, the success of our loan collection efforts are highly dependent on the continuing financial stability of our borrowers. Our collection capacity on consumer loans may be more likely to be adversely affected by a borrower’s job loss, illness, personal bankruptcy or other change in personal circumstances than is the case with other types of loans.

Loan Administration and Underwriting.    Like most community banks, we make loans based to a great extent, on our assessment of borrowers’ income, cash flow, net worth, character and ability to repay the loan. A principal risk associated with each loan category is the creditworthiness of our borrowers. Our loans may be viewed as involving a higher degree of credit risk than is typically the case with some other types of loans, such as long-term residential mortgage loans where greater emphasis is placed on assessed collateral values. To manage risk, we have adopted written loan policies and procedures. Our loan portfolio is administered under a defined process that includes guidelines for loan underwriting standards, risk assessment, procedures for loan approvals, loan risk grading, ongoing identification and management of credit deterioration, and portfolio reviews to assess loss exposure. These reviews also are used to test our compliance with our credit policies and procedures in an ongoing fashion.

The underwriting standards that we employ for loans include an evaluation of various factors, including but not limited to a loan applicant’s income, cash flow, payment history on other debts and an assessment of ability to meet existing obligations including payments on any proposed loan. Though creditworthiness of the applicant is a primary consideration within the loan approval process, we take collateral (particularly real estate) whenever it’s available. This is done without regard to loan purpose. In the case of secured loans, the underwriting process includes an analysis of the value of the proposed collateral. The analysis is conducted in relation to the proposed loan amount. Consideration is given to the value of the collateral, the degree to which the value is ascertainable with any certainty, the marketability of the collateral in the event of default, and the likelihood of depreciation in the collateral value.

Our Board of Directors has approved levels of lending authority for lending personnel based on our aggregate credit exposures to borrowers, along with the secured or unsecured status of a proposed loan. A loan that satisfies our loan policies and is within a lending officer’s assigned authority may be approved by that officer. Anything above that amount, including unsecured loans involving aggregate exposures of up to $250,000, and secured loans involving aggregate exposures of up to $1,000,000, must be approved before funding by our internal loan committee. Loans above those amounts and involving aggregate secured or unsecured exposures up to our legal lending limit (which was approximately $7.3 million at December 31, 2008) must be approved before funding by the Loan Committee of our Board of Directors. In an effort to limit our exposure to specific borrowers or relationships the Bank has enacted an “in-house” aggregate loan exposure limit of $3.5 million, which may only be exceeded with approval of the Board of Directors.

At the time a loan is proposed, the account officer assigns a risk grade to the loan based on various underwriting and other criteria. The grades assigned to loans indicate the level of ongoing review and attention that we will give to those loans to protect our position.

After funding, all loans are reviewed by our Loan Administration personnel for adequacy of documentation and compliance with regulatory requirements. Most loans (including the largest exposure loans) are reviewed for compliance with our underwriting criteria and to reassess the grades assigned to them by the account officers.

During the life of each loan, its grade is reviewed and validated. Modifications can and are made to reflect changes in circumstances and risk. Loans generally are placed in a non-accrual status if they become 90 days past due (unless, based on relevant circumstances, we believe that collateral is sufficient to justify continued accrual and the loan is in process of collection). Non-accrual status is also applied whenever we believe that collection has become doubtful. Loans are charged off when the collection of principal and interest has become doubtful and the loans no longer can be considered a sound collectible asset (or, in the case of unsecured loans, when they become 90 days past due).

Allowance for Loan Losses.    Our Board of Directors’ Loan Committee reviews all substandard loans at least monthly, and our management meets regularly to review asset quality trends and to discuss loan policy issues. Based on these reviews and our current judgments about the credit quality of our loan portfolio and other relevant internal and external factors as well as historical charge off rates, we have established an allowance for loan losses. The appropriateness of the allowance is assessed by our management and reviewed by the Loan Committee each month, and we make provisions to the allowance based on those assessments which are charged against our earnings. On December 31, 2008, our allowance totaled approximately $6.3 million and amounted to approximately 1.56% of our total loans and approximately 93.90% of our nonperforming loans.

On December 31, 2008, our nonperforming loans amounted to approximately $6.7 million, the entirety of which was in nonaccrual status. We had no loans 90 days or more past due but still accruing interest. Our total nonperforming assets amounted to approximately $12.3 million and consisted of our nonperforming loans, as well as other real estate owned which had a net carrying value of approximately $5.6 million. Our other real estate consisted of twenty eight properties. Please see our discussion regarding Asset Quality in the Management’s Discussion and Analysis section on page 28 for further discussion.

DEPOSIT ACTIVITIES

Our deposit products include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. We monitor our competition in order to keep the rates paid on our deposits at a competitive level. On December 31, 2008, our non-interest bearing accounts equaled approximately 6.2% of our total deposits, and our time deposits of $100,000 or more amounted to approximately $77.4 million, or approximately 17.4% of our total deposits. The majority of our deposits are derived from within our banking market. However, we also solicit certificates of deposit on the Internet through Express Data Corporation’s Quick-Rate CD clearing house, as well as through brokered deposits. At December 31, 2008 we had $397,000 in institutional CD’s and $32.3 million in brokered CDs. On December 31, 2008, our out-of-market deposits amounted to approximately $32.7 million, or approximately 7.4% of our total deposits and approximately 20.1% of our total certificates of deposit. During 2008, we engaged in a strategic effort to increase our core deposit accounts while decreasing our reliance on brokered deposits. We initiated a money market special in July 2008 that guaranteed a special money market rate through June 30, 2009. This program increased our business and personal money market accounts by $176.3 million through December 31, 2008 from their previous levels.

INVESTMENT PORTFOLIO

On December 31, 2008, our investment portfolio totaled approximately $113.1 million and consisted of U.S. government and agency securities, state and municipal obligations, mortgage-backed securities issued by FNMA, GNMA and FHLMC and corporate obligations. Our securities are classified as both “held to maturity” and “available for sale.” We analyze their performance monthly and carry the available for sale securities on our books at their fair market values while carrying the held to maturity securities at their amortized cost. Some of our available for sale securities show an unrealized loss on the books as it relates to their current market value. Due to the Company’s sufficient liquidity resources we do not anticipate a need to sell the securities in the foreseeable future and do not expect to record a loss on these securities. The Bank has only one security that has been in an immaterial unrealized loss position for more than twelve months.

COMPETITION

Commercial banking in North Carolina is highly competitive, due in large part to our state’s early adoption of statewide branching. Over the years, federal and state legislation (including the elimination of restrictions on interstate banking) has heightened the competitive environment in which all financial institutions conduct their business, and the potential for competition among financial institutions of all types has increased significantly. We compete with a total of 29 commercial banks and 3 savings institutions with offices in our banking market.

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

EMPLOYEES

On December 31, 2008, we had 107 full-time equivalent employees, including 103 full-time employees (including our executive officers) and 7 part-time employees. We are not party to any collective bargaining agreement with our employees, and we consider our relations with our employees to be good.

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

The FDIC and the Commissioner regulate all areas of the Bank’s business, including its reserves, mergers, payment of dividends and other aspects of its operations. They conduct regular examinations of the Bank, and the Bank must furnish periodic reports to the FDIC and the Commissioner containing detailed financial and other information about its affairs. The FDIC and the Commissioner have broad powers to enforce laws and regulations that apply to the Bank and to require the Bank to correct conditions that affect its safety and soundness. Among others, these powers include issuing cease and desist orders, imposing civil penalties, and removing officers and directors, and their ability otherwise to intervene in the Bank’s operation if their examinations of the Bank, or the reports it files, reflect a need for them to do so.

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

In its resolution of the problems of an insured depository institution in default or in danger of default, the FDIC generally is required to satisfy its obligations to insured depositors at the least possible cost to the deposit insurance funds. In addition, the FDIC may not take any action that would have the effect of increasing the losses to the deposit insurance funds by protecting depositors for more than the insured portion of deposits or creditors other than depositors. The FDIA authorizes the FDIC to settle all uninsured and unsecured claims in the insolvency of an insured bank by making a final settlement payment after the declaration of insolvency as full payment and disposition of the FDIC’s obligations to claimants. The rate of the final settlement payments will be a percentage rate determined by the FDIC reflecting an average of the FDIC’s receivership recovery experience.

Gramm-Leach-Bliley Act.    The federal Gramm-Leach-Bliley Act enacted in 1999 (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act permits bank holding companies to become “financial holding companies” and, in general (1) expanded opportunities to affiliate with securities firms and insurance companies; (2) overrode certain state laws that would prohibit certain banking and insurance affiliations; (3) expanded the activities in which banks and bank holding companies may participate; (4) required that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with certain requirements; and (5) reorganized responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, while this expanded authority would permit us to engage in additional activities, it also presents us with challenges as our larger competitors continue to expand their services and products into areas that are not feasible for smaller, community-oriented financial institutions. We have not elected to become a financial holding company.

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

Our and the Bank’s Board of Directors have entered into informal agreements with our respective banking regulators which are described in Note 10 to our audited financial statements included in Item 8 of this Report. Among other things, the agreements require that we and the Bank obtain the consent of our regulators before we may pay any cash dividends.

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

In addition to the restrictions described above, other state and federal statutory and regulatory restrictions apply to the Bank’s payment of cash dividends. As an insured depository institution, federal law prohibits the Bank from making any capital distributions, including the payment of a cash dividend if it is “undercapitalized” (as that term is defined in the FDIA) or after making the distribution, would become undercapitalized. If the FDIC believes that we are engaged in, or about to engage in, an unsafe or unsound practice, the FDIC may require, after notice and hearing, that we cease and desist from that practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. The FDIC has issued policy statements that provide that insured banks generally should pay dividends only from their current operating earnings, and, under the FDIA, no dividend may be paid by an insured bank while it is in default on any assessment due the FDIC. The Bank’s payment of dividends also could be affected or limited by other factors, such as events or circumstances which lead the FDIC to require (as further described below) that it maintain capital in excess of regulatory guidelines.

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

Our and the Bank’s Board of Directors have entered into informal agreements with our respective banking regulators which are described in Note 10 to our audited financial statements included in Item 8 of this Report. Among other things, the agreements require that the Bank maintain capital levels in excess of normal statutory minimums, including a Leverage Capital Ratio of not less than 7.5%, and other ratios at least at “well capitalized” levels.

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

Regulatory Guidance on “CRE” Lending Concentrations.    During December 2006, the FDIC and other federal banking regulators issued guidance for sound risk management for financial institutions whose loan portfolios are deemed to have significant concentrations in commercial real estate (“CRE”). At December 31, 2008, our loan portfolio exceeded thresholds established by the FDIC for CRE concentrations and for additional regulatory scrutiny. In March 2008, the FDIC and other federal banking regulators issued further guidance on applying these principles in the current real estate lending environment, and they noted particular concern about construction and development loans. The banking regulators have indicated that this guidance does not set strict limitations on the amount or percentage of CRE within any given loan portfolio, and that they also will examine risk indicators in banks which have amounts or percentages of CRE below the thresholds. However, if a bank’s CRE exceeds these thresholds or if other risk indicators are present, the FDIC and other federal banking regulators may require additional reporting and analysis to document management’s evaluation of the potential additional risks of such concentration and the impact of any mitigating factors. The March 2008 supplementary guidance stated that banks with significant CRE concentrations should maintain or implement processes to: (1) increase and maintain strong capital levels; (2) ensure that their loan loss allowances are approximately strong; (3) closely manage their CRE and construction and development loan portfolios; (4) maintain updated financial and analytical information about borrowers and guarantors; and (5) bolster their workout infrastructure for problem loans. It is possible that regulatory constraints associated with this guidance could adversely affect our ability to grow CRE assets, and they also could increase the costs of monitoring and managing this component of our loan portfolio.

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

The following table lists our and the Bank’s capital ratios at December 31, 2008.

	Minimum Required ratios	Required to be “Well capitalized”	Our capital ratios
Risk-based capital ratios:
Leverage Capital Ratio (Tier 1 Capital to average assets)	4.0%	5.0%	7.48%
Tier 1 Capital Ratio (Tier 1 Capital to risk-weighted assets)	4.0%	6.0%	9.6%
Total Capital Ratio (Total Capital to risk-weighted assets)	8.0%	10.0%	11.1%

Reserve Requirements.    Under the FRB’s regulations, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $10.3 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $10.3 million and $44.4 million, and reserves equal to 10.0% must be maintained on aggregate balances in excess of $44.4 million. The FRB may adjust these percentages from time to time. Because the Bank’s reserves are required to be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, one effect of the reserve requirement is to reduce the amount of our interest-earning assets.

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

The Emergency Economic Stabilization Act of 2008 has temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The Act provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

FDIC Temporary Liquidity Guarantee Program.    During 2008, the FDIC implemented a Temporary Liquidity Guarantee Program (the “TLGP”) which applies to all US depository institutions insured by the FDIC and all US bank holding companies, unless they have “opted out” of the TLGP or the FDIC has terminated their participation. The Bank has elected to participate in the TLGP.

Under the TLGP, the FDIC guarantees certain senior unsecured debt and/or non-interest bearing transaction account deposits, and in return for those guarantees the FDIC is paid a fee based on the amount of the deposit or the money and maturity of the debt. Under the debt guarantee component of the TLGP, the FDIC will pay the unpaid principal and interest on an FDIC guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. Under the transaction account guarantee component of the TLGP, all non-interest bearing transaction accounts are insured in full by the FDIC until December 31, 2009, regardless of the standard maximum deposit insurance amount. The Bank has elected to participate in the non-interest bearing transaction account guarantee program, but not the debt guarantee program. In return for the expanded insurance coverage, the Bank is paying an additional annual assessment surcharge equal to 10 basis points that applies to the balances of non-interest bearing transaction accounts in excess of the current standard deposit insurance coverage of $250,000.

FDIC Insurance Assessments.    Under FDIRA, the FDIC uses a revised risk-based assessment system to determine the amount of the Bank’s deposit insurance assessment based on an evaluation of the probability that the Deposit Insurance Fund will incur a loss with respect to the Bank. That evaluation takes into consideration risks attributable to different categories and concentrations of the Bank’s assets and liabilities and any other factors the FDIC considers to be relevant, including information obtained from the Commissioner. A higher assessment rate results in an increase in the assessments paid by the Bank to the FDIC for deposit insurance.

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

On February 27, 2009, the Board of Directors of the FDIC voted to amend the restoration plan for the Deposit Insurance Fund. The Board took action by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and increased regular premium rates for 2009, which banks must pay on top of the special assessment. The 20 basis point special assessment on the industry will be as of June 30, 2009, payable on September 30, 2009.

On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of that reduction is contingent on whether Congress clears legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry. The assessment rates, including the special assessment, are subject to change at the discretion of the FDIC’s Board of Directors.

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

Among other things, Section 23B prohibits a bank or its subsidiaries generally from engaging in transactions with its affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

Item 1A. Risk Factors.

The following paragraphs describe material risks that could affect our business. Other risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. The risks discussed below also include forward-looking statements, and our actual results may differ materially from those discussed in these forward-looking statements.

Risks Relating to our Business

Difficult market conditions and economic trends have adversely affected our industry and our business.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of other real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer loan deliquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to capital and to deposits or borrowings.

The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets has adversely affected most businesses and the prices of securities in general, and financial institutions in particular, and it will continue to adversely affect our business, financial condition, results of operations and stock price.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. As a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. This increased government action may increase our costs and limit our ability to pursue certain business opportunities. We also may be required to pay even higher Federal Deposit Insurance Corporation (“FDIC”) premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

We do not believe these difficult conditions are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market. As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

The recently enacted the Emergency Economic Stabilization Act of 2008 (“EESA”) authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program, or “TARP.” The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury has allocated $250 billion towards the TARP Capital Purchase Program. Under that program, Treasury is purchasing equity securities from participating institutions.

In February, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted containing additional provisions designed to support the national economy and aid in economic recovery. The provisions of EESA and ARRA are in addition to numerous other actions by the Federal Reserve, Treasury, the FDIC, the SEC and others to address the current decline in the national economy and liquidity and credit crisis that commenced in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. However, there is no assurance that EESA, ARRA and the other regulatory initiatives described above will be fully effective or have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Current levels of market volatility are unprecedented.

The capital and credit markets have experienced volatility and disruption for more than a year. More recently, the volatility and disruption has increased, and the markets have produced downward pressure on stock prices and credit availability for many issuers without regard to their underlying financial strength. This has been particularly the case with respect to financial institutions, and the market prices of the stock of financial services companies in general, including ours, are at their lowest levels in recent history. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb probable losses in our loan portfolio.

Lending money is a substantial part of our business. Every loan carries a degree of risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	cash flow of the borrower and/or a business activity being financed;

•	in the case of a collateralized loan, changes in and uncertainties regarding future values of collateral;

•	the credit history of a particular borrower;

•	changes in economic and industry conditions; and

•	the duration of the loan.

We use underwriting procedures and criteria that we believe minimize the risk of loan delinquencies and losses, but banks routinely incur losses in their loan portfolios. Regardless of the underwriting criteria we use, we will experience loan losses from time to time in the ordinary course of our business, and some of those losses will result from factors beyond our control. These factors include, among other things, changes in market, economic, business or personal conditions, or other events (including changes in market interest rates), that affect our borrowers’ abilities to repay their loans and the value of properties that collateralize loans. Recent difficulties in the national economy and housing market, declining real estate values, rising unemployment, and loss of consumer confidence, have resulted and will continue to result in increasing loan delinquencies and loan losses for all financial institutions.

We maintain an allowance for loan losses which we believe is appropriate to provide for potential losses in our loan portfolio. The amount of our allowance is determined by our management through a periodic review and consideration of internal and external factors that affect loan collectability, including, but not limited to:

•	an ongoing review of the quality, size and diversity of the loan portfolio;

•	evaluation of non-performing loans;

•	historical default and loss experience;

•	historical recovery experience;

•	existing economic conditions;

•	risk characteristics of various classifications of loans; and

•	the amount and quality of collateral, including guarantees, securing the loans.

However, if delinquency levels increase or we incur higher than expected loan losses in the future, there is no assurance that our allowance will be adequate to cover resulting losses.

A large percentage of our loans are secured by real estate. Adverse conditions in the real estate market in our banking markets might adversely affect on our loan portfolio.

While we do not have a sub-prime lending program, a relatively large percentage of our loans are secured by real estate. Our management believes that, in the case of many of those loans, the real estate collateral is not being relied upon as the primary source of repayment, and the level of our real estate loans reflects, at least in part, our policy to take real estate whenever possible as primary or additional collateral rather than other types of collateral. However, adverse conditions in the real estate market and the economy in general have decreased real estate values in our banking markets. If the value of our collateral for a loan falls below the outstanding balance of that loan, our ability to collect the balance of the loan by selling the underlying real estate in the event of a default will be diminished, and we would be more likely to suffer a loss on the loan. An increase in our loan losses could have a material adverse effect on our operating results and financial condition.

The FDIC recently adopted rules aimed at placing additional monitoring and management controls on financial institutions whose loan portfolios are deemed to have concentrations in commercial real estate (“CRE”). At December 31, 2008, our loan portfolio exceeded thresholds established by the FDIC for CRE concentrations and for additional regulatory scrutiny. Indications from regulators are that strict limitations on the amount or percentage of CRE within any given portfolio are not expected, but, rather, that additional reporting and analysis will be required to document management’s evaluation of the potential additional risks of such concentrations and the impact of any mitigating factors. It is possible that regulatory constraints associated with these rules could adversely affect our ability to grow loan assets and thereby limit our overall growth and expansion plans. These rules also could increase the costs of monitoring and managing this component of our loan portfolio. Either of these eventualities could have an adverse impact on our operating results and financial condition.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms which are acceptable to us, could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally affect our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

Among other sources of funds, we rely heavily on deposits for funds to make loans and provide for our other liquidity needs. However, our loan demand has exceeded the rate at which we have been able to build core deposits, so we have relied heavily on time deposits, including out-of-market certificates of deposit, as a source of funds. Those deposits may not be as stable as other types of deposits and, in the future, depositors may not renew those time deposits when they mature, or we may have to pay a higher rate of interest to attract or keep them or to replace them with other deposits or with funds from other sources. Not being able to attract those deposits, or to keep or replace them as they mature, would adversely affect our liquidity. Paying higher deposit rates to attract, keep or replace those deposits could have a negative effect on our interest margin and operating results.

We may need to raise additional capital in the future in order to continue to grow, but that capital may not be available when it is needed.

Federal and state banking regulators require us to maintain adequate levels of capital to support our operations. In addition, in the future we may need to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital in response to a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. On December 31, 2008, our three capital ratios were above “well capitalized” levels under bank regulatory guidelines. However, as described in Note 10 to our audited financial statements included in Item 8 of this Report, our and the Bank’s Boards of Directors have entered into informal agreements with our respective banking regulators which, among other things, require that the Bank maintain capital levels in excess of the normal statutory minimums, including a Leverage Capital Ratio of not less than 7.5%, and other ratios at least at “well capitalized” levels. At December 31, 2008, our Leverage Capital Ratio was 7.48%. As a result, we will have to either reduce our assets so as to increase that ratio, or increase our capital. We have applied to participate in the TARP Capital Purchase Program, but there is no assurance that we will become a participant in that program. Future growth in our earning assets resulting from internal expansion and new branch offices, at rates in excess of the rate at which our capital is increased through retained earnings, will reduce our capital ratios unless we continue to increase our capital. Also, future unexpected losses, whether resulting from loan losses or other causes, would reduce our capital.

We have applied to participate in the TARP Capital Purchase Program. However, should we need, or be required by regulatory authorities, to raise additional capital in the future in order to redeem any preferred stock we sell to the U.S. Treasury under the TARP Capital Purchase Program, or otherwise to support our operations and growth, we may seek to do so through the issuance of, among other things, our common stock or preferred stock. However, our ability to raise that additional capital will depend on conditions at that time in the capital markets, economic conditions, our financial performance and condition, and other factors, many of which are outside our control. There is no assurance that, if needed, we will be able to raise additional capital on terms favorable to us or at all. Our inability to raise additional capital, if needed, on terms acceptable to us, may have a material adverse effect on our ability to expand our operations, and on our financial condition, results of operations and future prospects.

If we participate in the TARP Capital Purchase Program and are unable to redeem the preferred stock we sell to the U.S. Treasury after five years, the cost of this capital to us will increase substantially.

The dividend rate on any preferred stock we sell under the TARP Capital Purchase Program will increase from 5.0% per annum to 9.0% per annum after five years. Depending on our financial condition at the time, this increase in the annual dividend rate could have a material negative effect on our liquidity and on our net income available to holders of our common stock.

Our profitability is subject to interest rate risk. Changes in interest rates could have an adverse effect on our operating results.

Our profitability depends, to a large extent, on our net interest income, which is the difference between our income on interest-earning assets and our expense on interest-bearing deposits and other liabilities. In other words, to be profitable, we have to earn more interest on our loans and investments than we pay on our deposits and borrowings. Like most financial institutions, we are affected by changes in general interest rate levels and by other economic factors beyond our control. Interest rate risk arises in part from the mismatch (i.e., the interest sensitivity “gap”) between the dollar amounts of repricing or maturing interest-earning assets and interest-bearing liabilities, and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. When more interest-earning assets than interest-bearing liabilities will reprice or mature over a given time period, a bank is considered asset-sensitive and has a positive gap. When more liabilities than assets will reprice or mature over a given time period, a bank is considered liability-sensitive and has a negative gap. A liability-sensitive position (i.e., a negative gap) may generally enhance net interest income in a falling interest rate environment and reduce net interest income in a rising interest rate environment. An asset-sensitive position (i.e., a positive gap) may generally enhance net interest income in a rising interest rate environment and reduce net interest income in a falling interest rate environment. Our ability to manage our gap position determines to a great extent our ability to operate profitably. However, fluctuations in interest rates are not predictable or controllable, and we cannot assure you we will be able to manage our gap position in a manner that will allow us to remain profitable.

On December 31, 2008, we had a negative one-year cumulative interest sensitivity gap, which means that, during a one-year period, our interest-bearing liabilities generally would be expected to reprice at a faster rate than our interest-earning assets.

Our business depends on the condition of the local and regional economies where we operate.

We currently have offices only in one region of North Carolina. Consistent with our community banking philosophy, a majority of our customers are located in and do business in that region, and we lend a substantial portion of our capital and deposits to commercial and consumer borrowers in our local banking markets. Therefore, our local and regional economy has a direct impact on our ability to generate deposits to support loan growth, the demand for loans, the ability of borrowers to repay loans, the value of collateral securing our loans (particularly loans secured by real estate), and our ability to collect, liquidate and restructure problem loans. If our local communities are adversely affected by current conditions in the national economy or by other specific events or trends, there could be a direct adverse effect on our operating results. Adverse economic conditions in our banking markets could reduce our growth rate, affect the ability of our customers to repay their loans to us, and generally affect our financial condition and operating results. We are less able than larger institutions to spread risks of unfavorable local economic conditions across a large number of diversified economies.

New or changes in existing tax, accounting, and regulatory rules and interpretations could have an adverse effect on our strategic initiatives, results of operations, cash flows, and financial condition.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a financial company’s shareholders. These regulations may sometimes impose significant limitations on our operations, and our compliance with regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices.

The significant federal and state banking regulations that affect us are described under “Item 1. Business—Supervision and Regulation.” These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. The laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. As a result of recent turmoil in the financial services industry, it is likely that there will be an increase in the regulation of all financial institutions. We cannot predict the effects of future changes on our business and profitability.

Significant legal actions could subject us to substantial liabilities.

We are from time to time subject to claims related to our operations. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. As a result, we may be exposed to substantial liabilities, which could adversely affect our results of operations and financial condition.

Among the laws that apply to us, the USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. Several banking institutions have recently received large fines for non-compliance with these laws and regulations. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

Competition from financial institutions and other financial service providers may adversely affect our profitability.

Our future growth and success will depend on, among other things, our ability to compete effectively with other financial services providers in our banking markets. To date, we have grown our business by focusing on our lines of business and emphasizing the high level of service and responsiveness desired by our customers. However, commercial banking in our banking markets and in North Carolina as a whole is extremely competitive. We compete against commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as other local and community, super-regional, national and international financial institutions that operate offices in our market areas and elsewhere. We compete with these institutions in attracting deposits and in making loans, and we have to attract our customer base from other existing financial institutions and from new residents. Our larger competitors have greater resources, broader geographic markets and name recognition, and higher lending limits than we do, and they can offer more products and services and better afford and more effectively use media advertising, support services and electronic technology than we can. Also, larger competitors may be able to price loans and deposits more aggressively than we do. While we believe we compete effectively with other financial institutions, we may face a competitive disadvantage as a result of our size, lack of geographic diversification and inability to spread marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts and greater flexibility and responsiveness in working with local customers, we cannot assure you that we will continue to be an effective competitor in our banking markets.

We rely on dividends from the Bank for substantially all of our revenue.

We receive substantially all of our revenue as dividends from the Bank. As described under the caption “Item 1. Business—Supervision and Regulation,” federal and state regulations limit the amount of dividends that the Bank may pay to us, and our and the Bank’s Boards of Directors have entered into informal agreements with our respective banking regulators which require that we and the Bank obtain the consent of our regulators before we may pay any cash dividends. If the Bank becomes unable to pay dividends to us, then we may not be able to service our debt, pay our other obligations or pay dividends on our common stock and on any preferred stock we sell to the U.S. Treasury if we participate in the TARP Capital Purchase Program. Accordingly, our inability to receive dividends from the Bank could also have a material adverse effect on our business, financial condition and results of operations and the value of your investment in our common stock.

We depend on the services of our current management team.

Our operating results and ability to adequately manage our growth and minimize loan losses are highly dependent on the services, managerial abilities and performance of our executive officers. Smaller banks, like us, sometimes find it more difficult to attract and retain experienced management personnel than larger banks. We currently have an experienced management team that our Board of Directors believes is capable of managing and growing the Bank. However, changes in key personnel and their responsibilities may disrupt our business and could have a material adverse effect on our business, operating results and financial condition.

Risks Relating to Our Common Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell our common stock when you want or at prices you find attractive.

We cannot predict how or at what prices our common stock will trade in the future. The market value of our common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control, as well as the other factors described in this “Risk Factors” section:

•	actual or anticipated quarterly fluctuations in our operating and financial results;

•	changes in financial estimates and recommendations by financial analysts;

•	actions of our current shareholders, including sales of common stock by existing shareholders and our directors and executive officers;

•	fluctuations in the stock price and operating results of our competitors;

•	regulatory developments; and

•	developments related to the financial services industry.

The market value of and trading in our common stock also is affected by conditions (including price and trading fluctuations) affecting the financial markets in general, and in the market for the stocks of financial services companies in particular. These conditions may result in volatility in the market prices of stocks generally and, in turn, our common stock. Also, market conditions may result in sales of substantial amounts of our common stock in the market. In each case, market conditions could affect the market price of our stock in a way that is unrelated or disproportionate to changes in our operating performance.

The trading volume in our common stock has been low, and the sale of a substantial number of shares in the public market could depress the price of our stock and make it difficult for you to sell your shares.

Our common stock is listed on the NASDAQ Global Market, but it has a relatively low average daily trading volume relative to many other stocks. Thinly traded stock can be more volatile than stock trading in an active public market, which can lead to significant price swings even when a relatively small number of shares are being traded and limit an investor’s ability to quickly sell blocks of stock. We cannot predict what effect future sales of our common stock in the market, or the availability of shares of our common stock for sale in the market, will have on the market price of our common stock.

Our management beneficially owns a substantial percentage of our common stock, so our directors and executive officers can significantly affect voting results on matters voted on by our shareholders.

Our current directors and executive officers, as a group, beneficially own a significant percentage of our outstanding common stock. Because of their voting rights, in matters put to a vote of our shareholders it could be difficult for any group of our other shareholders to defeat a proposal favored by our management (including the election of one or more of our directors) or to approve a proposal opposed by management.

If we participate in the TARP Capital Purchase Program, there will be restrictions on our ability to pay dividends on and repurchase our common stock.

The securities purchase agreement we would enter into with the U.S. Treasury generally would provide that, for a period of three years, we could not, without the consent of Treasury:

•	increase the cash dividend on our common stock; or

•	subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock (other than the preferred stock we sell to Treasury) or trust preferred securities.

In addition, we would be unable to pay any dividends on our common stock unless we were current in our dividend payments on the preferred stock we sold to the U.S. Treasury. These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future.

If we participate in the TARP Capital Purchase Program, the preferred stock we sell to the U.S. Treasury will affect net income available to our common shareholders and our earnings per common share, and the warrant we would issue to Treasury may be dilutive to holders of our common stock.

The dividends we paid on the preferred stock sold to the U.S. Treasury would reduce the net income available to our common shareholders and our earnings per common share. The preferred stock also would receive preferential treatment in the event of liquidation, dissolution or winding up of our company. Additionally, the ownership interest of the existing holders of our common stock would be diluted to the extent the warrant we would be required to issue to Treasury in conjunction with the sale of preferred stock is exercised. Although Treasury would agree not to vote any of the shares of our common stock it received upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant would not be bound by that restriction.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We own the facilities housing six of our banking offices, and we lease the facilities housing our remaining four offices. In addition, we own an operations center which houses the deposit operations, information technology and loan administration departments of the Bank. Each of our banking offices is in good condition and fully equipped for our purposes. On December 31, 2008, our investment in premises and equipment (cost less accumulated depreciation) was approximately $15.3 million.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Purchases of Equity Securities

Market for Registrant’s Common Stock; Dividends.    Beginning in 2007, our common stock was listed for trading on The Nasdaq Global Market under the trading symbol “BCAR”. Previously, it had been listed on The Nasdaq Capital Market, under the same trading symbol, since we completed our corporate reorganization and became the Bank’s parent bank holding company during 2006. The following table lists high and low published prices of our or the Bank’s common stock, and cash dividends declared on our or the Bank’s common stock, for each calendar quarter during 2007 and 2008.

	Sales price range		Cash Dividends Declared
Quarter	High	Low
2008 Fourth	$6.51	$3.35	$0.05
Third	8.39	5.50	0.05
Second	9.52	6.02	0.05
First	11.00	9.00	0.05

2007 Fourth	$11.86	$9.00	$0.05
Third	12.01	10.01	0.05
Second	14.04	11.25	0.05
First	15.72	13.41	0.05

On December 31, 2008, there were approximately 1,879 total beneficial holders of our common stock, including 1,102 shareholders of record and approximately 777 holders whose shares were in street name.

Under North Carolina law, subject to certain restrictions, we are authorized to pay dividends as declared by our Board of Directors. However, although we are a legal entity separate and distinct from the Bank, our principal source of funds with which we can pay dividends to our shareholders and pay our own obligations is dividends we received from the Bank. For that reason, our ability to pay dividends effectively is subject to the same limitations that apply to the Bank. Information regarding restrictions on our and the Bank’s ability to pay dividends is contained in Item 1 of this Report under the caption “Payment of Dividends.” In the future, any declaration and payment of cash dividends will be subject to the Board of Directors’ evaluation of our operating results, financial condition, future growth plans, general business and economic conditions, and tax and other relevant considerations. Also, the payment of cash dividends in the future will be subject to ongoing review by our banking regulators and to certain other legal and regulatory limitations including the requirement that our capital be maintained at certain minimum levels. In that regard, our and the Bank’s Boards of Directors have entered into informal agreements with our respective bank regulators (described in Note 10 to our audited financial statements included in Item 8 of this Report) which require that we and the Bank obtain the consent of our regulators before we may pay any cash dividends. There is no assurance that, in the future, we will have funds available to pay cash dividends, or, even if funds are available, that we will pay or the Bank will be permitted to pay dividends in any particular amount or at any particular times, or that we will pay dividends at all.

Item 6. Selected Financial Data.

	Years Ended December 31
	2008	2007	2006	2005	2004
	(In thousands, except per share data and ratios)
Summary of Operations
Net interest income	$12,691	$14,605	$14,663	$12,151	$8,642
Provision for loan losses	6,291	1,470	1,157	1,120	952
Noninterest income	2,460	1,935	3,374	1,341	1,114
Noninterest expense	15,118	12,398	11,512	8,832	6,730
Income tax provision (benefit)	(2,634)	714	1,894	1,207	615
Net income (loss)	(3,624)	1,958	3,474	2,333	1,459

Selected year-end assets and liabilities
Assets	562,007	505,998	454,578	390,187	292,095
Loans	405,402	395,052	354,555	299,927	227,117
Allowance for loan losses	6,308	4,245	3,732	3,315	2,500
Deposits	444,540	421,928	382,721	326,640	231,532
Other borrowings	79,412	41,657	31,000	27,400	26,400
Shareholders’ equity	36,591	40,240	37,714	34,651	33,175

Ratios
Return on average assets	(0.69)%	0.42%	0.84%	0.69%	0.59%
Return on average equity	(9.25)	5.10	9.57	6.86	6.45
Dividend Payout	(21.66)	39.22	21.98	27.87	30.77
Average equity to average assets	7.32	8.39	8.73	10.01	9.08

Per share data
Earnings (loss) per share:
Basic	(0.92)	0.51	0.91	0.61	0.52
Diluted	(0.92)	0.50	0.88	0.59	0.50
Cash dividends declared	0.20	0.20	0.20	0.17	0.16

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

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to our audited financial statements for the years ended December 31, 2008, 2007 and 2006 contain a summary of our significant accounting policies. We believe our policies with respect to methodology for the determination of our allowance for loan losses, and our asset impairment judgments, such as the recoverability of the intangible assets, involve a higher degree of complexity and require us to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, we consider the policies related to those areas critical.

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

Accounting for intangible assets is as prescribed by SFAS 142, Goodwill and Other Intangible Assets. We account for recognized intangible assets based on their estimated useful lives. Intangible assets with finite useful lives are amortized, while intangible assets with an indefinite useful life are not amortized. Goodwill is not amortized, but is subject to fair value impairment tests on at least an annual basis. If based upon our evaluation impairment has occurred, the impairment charge is recognized at that time. During the 2008 evaluation of our goodwill, the determination was made that our goodwill was impaired and the entire remaining balance of $591,000 was charged off our balance sheet.

OVERVIEW

During the year, our assets increased by $56.0 million to $562.0 million at December 31, 2008 from $506.0 million at year end 2007. Our net loss for 2008 was $3.6 million as compared to net income of $2.0 million for 2007. The 2007 amount included a one time after-tax charge of $368,000 related to the terminated merger agreement with Randolph Bank & Trust Company.

The Bank experienced growth of over $10 million in its loan portfolio during 2008. However, even with this growth, the Bank along with most other community banks, has struggled to maintain its net interest margins in the current interest rate environment and will most likely continue to face those same challenges in 2009.

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

The deposit services we offer include small business and personal checking accounts, savings accounts, money market checking accounts and certificates of deposit. The Company concentrates on providing customer service to build its customer deposit base and competes aggressively in the area of transaction accounts.

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

FINANCIAL CONDITION AT DECEMBER 31, 2008 AND DECEMBER 31, 2007

Total assets at December 31, 2008, increased by $56.0 million or 11.1% to $562.0 million compared to $506.0 million at December 31, 2007. We had earning assets of $520.7 million at December 31, 2008 consisting of $405.4 million in gross loans, $113.1 million in investment securities and $2.2 million in temporary investments. Stockholders’ equity was $36.6 million at December 31, 2008 compared to $40.2 million at December 31, 2007.

Loans.    Gross loans grew by $10.4 million or 2.6% during the twelve months of 2008, from $395.0 million on December 31, 2007 to $405.4 million at December 31, 2008. On December 31, 2008, real estate loans were 77.3%, and commercial loans were 20.8% of the total loan portfolio. Gross loans represented 72.1% and 78.1% of our total assets on December 31, 2008 and 2007, respectively.

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, our loan portfolio yielded 6.47% for the year ending December 31, 2008 as compared to an average yield of 8.17% during 2007.

We intend to continue the growth of high quality loan assets to the extent permitted by our capital. With continued expansion of our geographic market area and the strong acceptance of our products and services within the communities we serve, we expect loan growth to continue.

The following table contains selected data relating to the composition of our loan portfolio by type of loan on the dates indicated.

Table I.

ANALYSIS OF LOAN PORTFOLIO

	2008		2007		At December 31, 2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Real Estate Loans:
Residential 1-4 family	$68,876	16.99%	$63,023	15.95%	$63,221	17.83%	$60,817	20.28%	$57,330	25.24%
Commercial	154,463	38.10%	119,473	30.24%	108,907	30.72%	95,301	31.77%	79,764	35.12%
Construction	60,476	14.92%	59,522	15.07%	59,693	16.84%	36,806	12.27%	23,509	10.35%
Home Equity	29,656	7.32%	26,575	6.73%	21,640	6.10%	24,942	8.32%	21,114	9.30%
Commercial business loans	84,282	20.79%	116,105	29.39%	92,479	26.08%	72,798	24.27%	40,917	18.02%
Consumer loans:
Installment	5,989	1.48%	6,933	1.75%	6,614	1.87%	5,088	1.70%	3,958	1.74%
Other	1,660	0.40%	3,421	0.87%	2,001	0.56%	4,175	1.39%	525	0.23%

Total loans	405,402	100.00%	395,052	100.00%	354,555	100.00%	299,927	100.00%	227,117	100.00%

Less:
Allowance for loan losses	(6,308)		(4,245)		(3,732)		(3,315)		(2,500)

Total loans, net	$399,094		$390,807		$350,823		$296,612		$224,617

Allowance for Loan Losses.    On December 31, 2008, our allowance totaled approximately $6.3 million and amounted to approximately 1.56% of our total loans and approximately 93.9% of our nonperforming loans.

The following table contains an analysis of our allowance for loan losses on the dates indicated.

Table II.

SUMMARY OF LOAN LOSS EXPERIENCE

	Year ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Balance at beginning of period	$4,245	$3,732	$3,315	$2,500	$1,987
Provision for loan losses	6,291	1,470	1,157	1,120	952

Charge-offs:
Commercial—real estate	(300)	(738)	(58)	(48)	—
Commercial—non-real estate	(2,919)	(1)	(210)	(15)	(148)
Mortgage—real estate	(645)	(108)	(358)	(99)	(290)
Construction	(640)	(49)	—	—	(27)
Installment	(169)	(143)	(132)	(155)	(57)

Total Charge-offs	(4,673)	(1,039)	(758)	(317)	(522)

Recoveries:
Commercial—real estate	192	1	4	—	4
Commercial—non-real estate	124	2	—	—	56
Mortgage real estate	45	2	—	—	4
Construction	50	—	—	—	—
Installment	34	77	14	12	19

Total recoveries	445	82	18	12	83

Net charge-offs	(4,228)	(957)	(740)	(305)	(439)

Balance at end of period	$6,308	$4,245	$3,732	$3,315	$2,500

Ratio of net charge-offs during period to average loans outstanding	1.04%	0.26%	0.23%	0.11%	0.22%

Ratio of allowance for loan losses to non-performing loans	93.90%	58.88%	80.00%	164.40%	196.29%

Ratio of allowances for loan losses to total loans	1.56%	1.07%	1.05%	1.11%	1.10%

Since our organization in 1998, we have experienced substantial growth in our loan portfolio, deposit base and overall balance sheet. We are required to maintain an allowance for loan losses that reflects the size and risk in our loan portfolio. This has made it necessary for us to make significant provisions for loan losses. In the past this principally has reflected the growth in our portfolio. However, in the current economic environment we have taken significant provisions and write-downs related to problem credits. We anticipate our provision for loan losses will continue to be a major portion of our non-interest expense particularly until current economic conditions improve.

During 2008, we recorded gross charge-offs in the amount of $4,673,000, which impacted our provision for loan losses during the period. Growth of our loan portfolio as well as an overall increase in non-performing assets were the most significant factors contributing to the increase in our allowance for loan losses.

The provision for loan losses has increased substantially from December 31, 2007, primarily due to specific charge-offs related to several commercial credits. A significant portion of the impaired loan balance is tied to two large credits of which the remaining balance is backed by a 75% USDA guarantee. The Company has additional loans in a nonaccrual status that are backed by a variety of forms of collateral, these include but are not limited to residential properties, undeveloped land and commercial equipment. The Company has not made nor does it hold any subprime residential real estate loans. However, we have been affected by the economic downturn in several of our markets. The significant write-offs during the year are a reflection of this downturn and our intention to write troubled credits down to their current realizable value. We continue to work with our customers with troubled credit relationships to the extent that it is reasonably possible. The Company has historically been aggressive in identifying and recording losses as we believe they are necessary and these charges reflect that continued philosophy. Our allowance for loan loss as a percentage of loans has increased from last year primarily as a result of increased reserves for impaired loans.

Table III.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	2008		2007		At December 31, 2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Real Estate Loans:
Residential, 1-4 family	$1,072	16.99%	$659	15.52%	$657	17.62%	$639	19.28%	$603	24.11%
Commercial	2,403	38.09	1,249	29.41	1,133	30.34	1,002	30.23	839	33.54
Construction	941	14.92	747	17.60	669	17.93	549	16.55	358	14.33
Home Equity	462	7.32	278	6.54	225	6.03	262	7.91	222	8.88

Commercial business loans	1,311	20.78	1,213	28.59	962	25.77	765	23.08	430	17.21

Consumer loans
Installment	93	1.47	72	1.71	69	1.84	53	1.61	42	1.66
Other	26	0.41	27	0.63	17	0.47	44	1.34	7	0.27

Total	$6,308	100.00%	$4,245	100.00%	$3,732	100.00%	$3,315	100.00%	$2,500	100.00%

The allowance has been allocated on an approximate basis. The entire amount of the allowance is available to absorb losses occuring in any category. The allocation is not necessarily indicative of future losses.

Asset Quality.    Certain credit risks are inherent in making loans, particularly commercial and consumer loans. We assess these risks and attempt to manage them effectively. We also attempt to reduce credit risk by adhering to internal credit underwriting policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies. A loan is placed in a non-accrual status when, in our judgment, the collection of interest appears doubtful. Nonperforming assets are defined as nonaccrual loans, loans contractually past due for more than 90 days but still accruing interest, and foreclosed or idled properties. The Company’s non-performing assets were $12.3 million at December 31, 2008, or 3.09% of net loans.

On December 31, 2008, we had no loans that were delinquent over 90 days and still accruing interest, and $6.72 million that were in non-accrual status. Interest accrued, but not recognized as income on non-accrual loans, was approximately $783,000 during 2008.

A significant portion of our loans classified as non-accrual were made to one customer. The outstanding loans to this customer included in the non-accrual total were $4.67 million. Of that amount, 75% is backed by a USDA guarantee, thereby substantially decreasing our potential write-off. We are in the process of liquidating the equipment associated with this loan and are attempting to sell the real estate associated with the loan. We have another $1.25 million loan that was in nonaccrual status at December 31, 2008 where our exposure has since been reduced by $500,000 due to pay downs by the customer from a partial liquidation of collateral.

Other real estate owned at December 31, 2008, totaled $5.6 million and consisted of twenty eight properties. Other real estate owned is carried on the balance sheet at values that we feel are less than or equal to the net amounts we will receive for the properties when they are sold. This total includes a $1.8 million loan related to an A&D property in Chimney Rock, NC. The Company believes it can sell the property at the current book value but it may take some time to find a qualified interested buyer. The Company also has several rental properties that it has taken into other real estate; nearly all of the properties are occupied and were not originally sub-prime loans. The book balance of these properties total $1.3 million.

The following table summarizes information regarding our non-accrual loans, other real estate owned, and certain other repossessed assets, on December 31, 2008, 2007, 2006, 2005 and 2004. On those dates, we had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

Table IV.

PROBLEM ASSETS

	At December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate loans:
Mortgage	$195	$—	$102	$1,150	$279
Commercial	5,466	300	2,596	474	62
Construction	285	—	—	—	—
Home Equity	0	—	—	—	—
Commercial business customers	771	248	82	65	2
Installment	0	—	—	—	—

Total nonaccrual loans	6,717	548	2,780	1,689	343
Accruing loans which are contractually past due 90 days or more	0	6,661	1,882	328	931

Total nonperforming loans	6,717	7,209	4,662	2,017	1,274
Other real estate owned	5,622	2,528	1,000	2,182	333

Total nonperforming assets	$12,339	$9,737	$5,662	$4,199	$1,607

Nonperforming loans as a % of net loans	1.68%	1.82%	1.33%	0.68%	0.57%
Total nonperforming assets as a percentage of total assets	2.20%	1.92%	1.25%	1.08%	0.55%

Investment Securities.    Our investment securities totaled $113.1 million at December 31, 2008, and $60.7 million at December 31, 2007. Our investment portfolio includes U.S. Government Agency bonds, mortgage backed securities, state and municipals and corporate subordinated debt of other financial institutions, all of which are classified as held to maturity or available-for-sale. Held to maturity securities are carried at book value and available for sale securities are carried at fair value.

We use our investment portfolio as a tool to provide liquidity, manage interest rate risk and provide supplemental earnings. With our rapid growth since we began operations, and with the continuing growth we expect will occur, we recognize the need to manage liquidity through our investment portfolio. Our securities may be sold from time to time to increase liquidity or re-balance the interest rate sensitivity profile of our balance sheet. However, we do have the available liquidity to hold our securities to maturity should we have the need to. In fact, we have classified some of our more illiquid securities as held to maturity because we fully intend to hold them until their maturity date. All securities classified as held to maturity were purchased in 2008 and primarily consisted of high yielding subordinated debt from other sound financial institutions, whose risk profiles we feel comfortable with.

The following table summarizes the fair market value of our securities on the dates indicated.

Table V.

INVESTMENTS

	December 31,
	2008	2007	2006
	(dollars in thousands)
U.S. government and agency securities	$32,479	$42,083	$38,609
State and municipal	11,335	8,883	6,938
Mortgage-backed securities	61,889	7,662	8,021
Corporate securities	7,199	2,089	2,109

Total	$112,902	$60,717	$55,677

The following tables summarize information regarding the scheduled maturities, amortized cost, and weighted average yields on a tax equivalent basis for our investment securities portfolio on December 31, 2008 and 2007.

Table VI.

INVESTMENT SECURITIES

At December 31, 2008:

	1 year or less		Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(dollars in thousands)
U.S. Gov’t Agency debt securities	$—	—	$23,985	5.05%	$7,559	5.82%	$—	—	$31,544	5.13%
State and municipals	661	4.61%	6,466	5.15%	1,898	4.89%	2,092	6.44%	11,117	5.32%
Mortgage-backed	—	—	1,108	3.90%	2,176	4.79%	57,531	5.52%	60,815	5.46%
Corporate	—	—	3,311	8.35%	1,000	7.26%	2,998	7.73%	7,309	8.00%

Total	$661		$34,870		$12,633		$62,621		$110,785

At December 31, 2007:

	1 year or less		Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(dollars in thousands)
U.S. Gov’t Agency debt securities	$9,395	3.96%	$30,100	5.29%	$1,998	5.28%	$—	—	$41,493	4.99%
State and municipals	326	4.16%	5,387	5.07%	2,510	5.43%	586	7.81%	8,809	5.32%
Mortgage-backed	—	—	382	3.96%	1,627	4.09%	5,684	5.15%	7,693	4.86%
Corporate	—	—	—	—	—	—	2,000	8.33%	2,000	8.33%

Total	$9,721		$35,869		$6,135		$8,270		$59,995

Deposits.    Our deposit services include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. On December 31, 2008, total deposits were $444.5 million compared with $421.9 million on December 31, 2007, an increase of $22.6 million or 5.36%. This change was primarily the function of tremendous growth of $176.3 million in our money market accounts during 2008 as well as a significant reduction in our brokered deposits. The significant growth in money market accounts began in July when we offered a special money market rate that is good through June 30, 2009. We have used this opportunity to re-structure our balance sheet by creating more transaction accounts while significantly reducing our exposure to brokered deposits. We have also used this opportunity to expand the number of services each household has with our institution. Brokered deposits have decreased from $97.1 million at December 31, 2007 to $32.3 million at December 31, 2008, a reduction of $64.8 million. On December 31, 2008, time deposits of $100,000 and over made up approximately 17.4% of our total deposits as compared to 41.3% as of December 31, 2007.

Our deposits are generated primarily from within our banking market. However, the Bank had $32.3 million in brokered deposits at December 31, 2008 and also solicits certificates of deposit on the Internet through Express Data Corporation’s Quick-Rate CD Clearinghouse. On December 31, 2008, approximately 0.09% of our total deposits were made up of deposits solicited on the Internet as compared with 0.20% at December 31, 2007. On December 31, 2008, approximately 7.3% of our total deposits were made up of brokered deposits as compared to 23.0% at December 31, 2007.

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

The following table summarizes our average deposits for the years ended December 31, 2008, 2007, and 2006.

Table VII.

DEPOSIT MIX

	For the Years ended December 31
	2008		2007		2006
	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
	(dollars in thousands)
Interest-bearing deposits:
NOW and money market	$114,122	3.02%	$65,199	3.17%	$64,727	3.15%
Savings	24,899	2.03%	13,596	1.43%	11,103	0.98%
Certificates of deposit	267,649	4.35%	292,437	5.13%	248,174	4.51%

Total interest-bearing deposits	406,670		371,232		324,004
Non-interest bearing deposits:	31,855		28,980		26,787

Total deposits	$438,525	3.83%	$400,212	4.31%	$350,791	3.80%

The following table contains an analysis of our time deposits of $100,000 or more December 31, 2008, 2007 and 2006, respectively.

	At December 31,
	2008	2007	2006
Remaining maturity of three months or less	$34,604	$62,478	$49,718
Remaining maturity of over three to twelve months	38,356	105,639	99,724
Remaining maturity of over twelve months	4,453	6,065	3,574

Total time deposits of $100,000 or more	$77,413	$174,182	$153,016

Other Borrowings.    On December 31, 2008, we had total credit availability through the Federal Home Loan Bank (“FHLB”) of 25% of our assets (approximately $140.8 million). We have pledged as collateral for these borrowings our FHLB stock and our entire one-to-four family mortgage portfolio as well as eligible commercial loans and home equity lines. On December 31, 2008, we had outstanding loans of $25.0 million from the FHLB. The balance of FHLB advances at December 31, 2007 was $34.0 million. We also have total borrowing capacity of $21.0 million under uncollateralized federal funds lines of credit.

The Company has issued $5.2 million of junior subordinated debentures to its wholly owned capital trust (Bank of the Carolinas Trust I), to fully and unconditionally guarantee the preferred securities issued by the trust. This long term obligation constitutes a full and unconditional guarantee by the Company of the trust’s obligations. The Company has the right to redeem the trust preferred securities in whole or in part, on or after March 31, 2013. If the trust preferred securities are redeemed on or after March 216, 2013, the redemption price will be 100% of the principal amount plus accrued and unpaid interest. In addition, the Company may redeem the trust preferred securities in whole (but not in part) at any time within 90 days following the occurrence of a tax event, an investment company event or a capital treatment event at a special redemption (as defined in the debenture).

The Company also procured $2.7 million of subordinated debt in a private transaction with another local banking institution. This subordinated debt has a rate of Wall Street Journal Prime plus 75 basis points and a maturity date of August 13, 2018. This debt can be repaid in full at any time with no penalty.

The following table summarizes our borrowings at December 31, 2008, 2007 and 2006.

Table VIII.

OTHER BORROWINGS

	At December 31,
	2008	2007	2006
	(dollars in thousands)
Other borrowings:
FHLB advances	$25,000	$34,000	$31,000
Fed funds purchased and repurchase agreements	46,557	7,657	—
Trust preferred securities	5,155	—	—
Subordinated debt	2,700	—	—

Total borrowings	$79,412	$41,657	$31,000

Weighted average interest rate	3.96%	4.59%	4.98%

The following table presents our average balances as well as the average cost associated with those balances for the specified periods.

	For the years ended December 31,
	2008		2007		2006
	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
	(In Thousands)
Other borrowings:
FHLB advances	$28,223	3.83%	$24,017	4.88%	$26,402	4.64%
Federal funds purchased & repurchase agreements	22,085	4.12%	1,330	4.86%	444	5.45%
Trust preferred securities	3,968	5.57%	—	—	—	—
Subordinated debt	1,028	5.14%	—	—	—	—

Total other borrowings	$55,304	3.60%	$25,347	4.88%	$26,846	4.65%

The above loans have maturity dates between 2009 and 2013. The loans from the FHLB are secured by a blanket lien on the Bank’s 1-4 family residential portfolio, eligible commercial and home equity loans as well as its FHLB stock.

Capital Resources.    Total stockholders’ equity decreased by $3.6 million to $36.6 million on December 31, 2008, compared to $40.2 million on December 31, 2007. During the year, the Company sold $5 million in trust preferred securities and initiated a subordinated-debt transaction of $2.7 million. The subordinated-debt was provided by another community bank through a private transaction at a rate of Prime plus 75 basis points. The trust preferred securities were issued at LIBOR plus 300 basis points and re-price quarterly.

Our Leverage ratio fell slightly below the current required 7.50% ratio required by our informal agreement with our regulators to 7.48% as of December 31, 2008. As a result, we will have to either reduce our assets so as to increase that ratio, or increase our capital. We have applied to participate in the TARP Capital Purchase Program, but there is no assurance that we will become a participant in that program.

Off-Balance Sheet Transactions.    Certain financial transactions are entered into by the Company in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions as of December 31, 2008 and 2007 were commitments to extend credit and financial letters of credit. Except as disclosed in this report, the Company does not have any ownership interest in any off-balance sheet subsidiaries or special purpose entities.

	2008	2007
	(In Thousands)
Loan commitments	$57,717	$61,614
Financial standby letters of credit	2,139	2,731

Total unused commitments	$59,856	$64,345

Commitments to extend credit to customers represent legally binding agreements with fixed expiration dates. Since many of these commitments expire without being funded, the commitment amounts do not necessarily represent liquidity requirements.

Contractual Obligations.    The following disclosure shows the contractual obligations that the Company had outstanding at December 31, 2008.

	Total payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
FHLB advances	$25,000	$10,000	$5,000	$10,000	$—
Leases	1,386	230	469	336	351
Repurchase agreements	46,557	1,557	—	—	45,000
Subordinated debt	2,700	—	—	—	2,700
Trust preferred securities	5,155	—	—	—	5,155

Total	$80,798	$11,787	$5,469	$10,336	$53,206

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Net Income (Loss).    We had a net loss of $3.6 million or $0.92 per diluted share for the year ended December 31, 2008, compared to net income of $2.0 million or $0.50 per diluted share for the year ended December 31, 2007. During 2007, the Bank recorded a one-time after-tax merger related charge of $368,000 or $0.09 per share related to the terminated merger with Randolph Bank & Trust Company. Net income for 2008 fell $5.6 million or $1.42 per share. We recorded a tax benefit of $2.6 million in 2008 compared to tax expense of $714,000 in 2007. The majority of the fluctuation in these amounts is the net economic loss which can be recorded on our tax returns and carried back to previous years. Return on average assets was (0.69)%, 0.42% and 0.84% and return on average equity was (9.25)%, 5.10% and 9.57% for the years ended December 31, 2008, 2007 and 2006, respectively.

Net Interest Income.    Our primary source of income is net interest income, which is the difference between income generated by our interest-earning assets (primarily loans, investment securities, and interest-bearing balances) and the expense incurred on interest-bearing liabilities (primarily deposits and borrowed funds used to fund earning assets). Net interest income decreased $1.9 million to $12.7 million from 2007 to 2008 and was virtually unchanged from 2006 to 2007 at $14.6 million and $14.7 million respectively. Our net interest margin and net interest spread decreased to 2.61% and 2.31% in 2008 from 3.36% and 2.96% in 2007 and 3.78% and 3.39% in 2006. These decreases have primarily been a function of a significant increase in our non-accrual loans from $548,000 at December 31, 2007 to $6.7 million at December 31, 2008. The other significant contributing factor to the difference is the 400 basis point drop by the Federal Reserve in the discount rate between September 2007 and the present. During 2008, average interest-earning assets grew $61.9 million during the year while average interest-bearing liabilities grew by $65.4 million. This nearly identical growth in assets and liabilities coupled with a decrease of 146 basis points on the assets yield versus an 81 basis points decrease for the liabilities led to the decrease in the margins.

Our net interest income is affected by both the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Table IX summarizes the average balances of our various categories of assets and liabilities and their associated yields or costs for the years ended on December 31, 2008, 2007 and 2006.

Table IX.

NET INTEREST INCOME AND AVERAGE BALANCES

	December 31, 2008			December 31, 2007			December 31, 2006
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Investment securities	$80,916	$4,091	5.06%	$60,370	$2,808	4.65%	$54,380	$2,184	4.02%
Federal funds sold and interest bearing assets	9,441	208	2.20%	8,161	423	5.18%	8,447	420	4.97%
Loans	405,951	26,276	6.47%	365,866	29,874	8.17%	324,989	26,671	8.21%

Total interest-earning assets	496,308	30,575	6.16%	434,397	33,105	7.62%	387,816	29,275	7.55%
Other assets	38,197			32,248			28,122

Total assets	$534,505			$466,645			$415,938

Interest bearing liabilities:
Demand deposits	$114,122	$3,469	3.02%	$65,199	$2,067	3.17%	$64,727	$2,040	3.15%
Savings deposits	24,899	505	2.03%	13,596	195	1.43%	11,103	109	0.98%
Time deposits	267,649	11,645	4.35%	292,437	15,001	5.13%	248,174	11,193	4.51%
Other borrowings	55,304	2,265	4.10%	25,347	1,237	4.88%	26,846	1,270	4.73%

Total Interest-bearing liabilities	461,974	17,884	3.87%	396,579	18,500	4.66%	350,850	14,612	4.16%

Demand deposits	31,855			28,980			26,787
Other liabilities	1,535			2,699			2,002
Stockholders’ Equity	39,141			38,387			36,299

Total liabilities and stockholders’ equity	$534,505			$466,645			$415,938

Net interest income & interest rate spread		$12,691	2.29%		$14,605	2.96%		$14,663	3.38%

Net yield on average interest-earning assets			2.56%			3.36%			3.78%

Ratio of average interest-earning assets to average interest-bearing liabilities			107%			110%			110%

Non accrual loans are included in the table for the years ended December 31, 2008, 2007 and 2006.

Loan fees of $774, $898 and $985 for 2008, 2007 and 2006, respectively, are included in interest income.

The following table summarizes the dollar amount of changes in interest income and interest expense for the major components of our interest-earning assets and interest-bearing liabilities during the twelve months ended December 31, 2008 and 2007. The table shows changes in interest income and expense attributable to volume changes and interest rate changes. The changes attributable to both rate and volume changes have been allocated to the changes attributable to rate changes.

Table X.

VOLUME/RATE VARIANCE ANALYSIS

	Year Ended December 31, 2008 vs. 2007 Increase (Decrease) Due to			Year Ended December 31, 2007 vs. 2006 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest-earning assets:
Investment securities	$956	$327	$1,283	$241	$383	$624
Federal funds sold and interest-bearing bank balances	67	(283)	(216)	(14)	18	4
Loans	3,273	(6,871)	(3,598)	3,355	(153)	3,202

Total interest income	4,296	(6,827)	(2,531)	3,582	248	3,830
Interest-bearing liabilities:
Deposits	1,686	(3,330)	(1,644)	1,945	1,976	3,921
Other borrowings	1,218	(190)	1,028	(90)	57	(33)

Total interest expense	2,904	(3,520)	(616)	1,855	2,033	3,888

Net interest income	$1,392	$(3,307)	$(1,915)	$1,727	$(1,785)	$(58)

Provision for Loan Losses.    Provision for loan losses increased $4.8 million to $6.3 million during 2008 from $1.5 million for 2007. The increased provision was due to increased loan volume during the year as well as a significant increase in non-performing assets and charge-offs during the year. The Company’s non-performing assets increased $2.6 million over the 2007 amount. However, outstanding credits to one customer total $4.7 million which is backed by a 75% USDA guarantee on any loss the Company should incur. We also have an outstanding loan of $1.25 million in nonaccrual status as of December 31, 2008 which the principal balance has subsequently been reduced by $500,000 by a partial liquidation of collateral by the borrower. As previously stated, we are in the process of liquidating the equipment from this business and are actively pursuing a buyer for the real estate. We have seen a significant downturn in the economy in most of the markets we serve. This has precipitated significant charge-offs during the year. We continue to work with our customers to the extent possible to bring their credit current while aggressively identifying and charging off credits as necessary. Net loan charge-offs were $4.2 million during the 2008 period compared to $957,000 in 2007 and $740,000 in 2006. The Company has $1.43 million of specific reserves on $9.10 million of impaired loans. The allowance for loan losses expressed as a percentage of total loans was 1.56%, 1.07%, and 1.05% at December 31, 2008, 2007 and 2006, respectively. Nonperforming loans as a percentage of net loans decreased to 1.68% at December 31, 2008 from 1.82% at December 31, 2007 and 1.33% at December 31, 2006.

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

Non-interest Income.    In addition to net interest income, we derive revenues from a variety of financial products and services offered to our customers. The majority of our non-interest income results from service charges on our deposit accounts, including charges for insufficient funds, check sales, and fees charged for non-deposit services and from mortgage loan broker fees. Also in 2006, we started an investment sales division which generated $19,000 of non-interest income for the Bank in 2008.

Non-interest income increased by $499,000 or 25.8% for the year ended December 31, 2008. The increase for the year ended December 31, 2007 as compared to 2006 was $316,000, exclusive of a $1.8 million gain during 2006 resulting from the sale of a branch. The largest components of non-interest income were service charges on deposit accounts of $1.3 million in 2008 as compared with $1.1 million in 2007 and $947,000 in 2006. The increase in cash surrender value of bank owned life insurance contributed $362,000 to non-interest income during 2008 while mortgage loan broker fees accounted for $124,000. Mortgage broker income is non-recurring and tends to fluctuate with the interest rate environment.

The following table describes our non-interest income for the years ended December 31, 2008, 2007 and 2006.

Table XI.

NON-INTEREST INCOME

	2008	2007	2006
	(dollars in thousands)
Customer service fees	$1,270	$1,075	$947
Mortgage loan broker fees	124	184	177
Net gain (loss) on available for sale securities	615	(42)	—
Increase in bank owned life insurance	362	346	215
Gain on sale of branch	—	—	1,755
Other income	63	372	280

	$2,434	$1,935	$3,374

Non-interest Expense.    Non-interest expense totaled $15.1 million for the year ended December 31, 2008, an increase of $2.7 million over the $12.4 million reported for the year ended December 31, 2007 which was an $886,000 increase from the 2006 amount. As has been previously discussed, the Company took a $591,000 charge during the year related to the impairment of its goodwill. This charge removed all remaining goodwill from the Company’s financial statements. The Company has continued to maintain a focus on cost containment to the greatest extent possible while maintaining the level of service our customers have come to expect. Salaries and employee benefits increased $1.1 million during 2008. Occupancy and equipment costs increased by $289,000 due to the addition of new equipment, data processing expenses increased by $85,000 and other non-interest expenses decreased by $124,000 to a total of $3.3 million for the year ended December 31, 2008 as compared with $3.3 million for the year ended December 31, 2007. The Company also recorded an $821,000 write down on OREO properties during the year.

The following table summarizes the major components of our non-interest expense for the years ended December 31, 2008, 2007 and 2006.

Table XII.

NON-INTEREST EXPENSE

	2008	2007	2006
	(dollars in thousands)
Salary and benefits	$7,224	$6,153	$6,130
Occupancy and equipment expenses	2,020	1,731	1,412
Data processing	835	750	728
Advertising	414	428	417
Goodwill impairment	591	—	—
Impairment of other real estate owned	821	—	—
Other expenses	3,187	3,336	2,825

	$15,092	$12,398	$11,512

Income Taxes.    We recorded an income tax benefit of $2.6 million in 2008 and tax expense of $714,000 in 2007. In 2008, income tax benefit was 42.1% of pretax loss as compared to 26.7% of pre-tax earnings for 2007. Tax exempt income as a percentage of taxable income was 32.7% during 2008 versus 41.13% during 2007.

CAPITAL ADEQUACY

We are required to comply with the capital adequacy standards established by the Federal Deposit Insurance Corporation (FDIC). The FDIC has issued risk-based capital and leverage capital guidelines for measuring the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for us to be considered in compliance with the FDIC’s requirements. On December 31, 2008, our Total Capital Ratio and Tier 1 Capital Ratio were 11.1% and 9.60%, respectively, which were well above the minimum levels required by the FDIC’s guidelines. On December 31, 2008 our Leverage Capital Ratio was 7.48%, which was also well above the minimum level required by the FDIC’s guidelines. However, our and the Bank’s Board of Directors have entered into informal agreements with our respective banking regulators which are described in Note 10 to our audited financial statements included in Item 8 of this Report. Among other things, the agreements require that the Bank maintain capital levels in excess of normal statutory minimums, including a Leverage Capital Ratio of not less than 7.5%, and other ratios at least at “well capitalized” levels.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity.    Liquidity management is the process of managing assets and liabilities as well as their maturities to insure adequate funding for loan and deposit activity as well as continued growth of the Company. Sources of funding come from both the asset and liability side of the balance sheet. Asset side sources include cash and cash equivalents, federal funds sold and unpledged available for sale securities. These totaled $49.6 million at December 31, 2008 and $67.0 million at December 31, 2007. Liquidity sources from liabilities include deposits and lines of credit with other institutions. These sources are largely affected by our ability to attract and maintain deposits. Our deposits, together with equity capital, funded 85.6% percent of total assets at December 31, 2008. The Company has $21.0 million in borrowing lines available from various correspondent banks and $85.1 million at the Federal Home Loan Bank of Atlanta (FHLB) for short-term or long-term funding. At December 31, 2008, the Company had total borrowings of $25 million from the FHLB, with maturity dates on these borrowings extending through 2013. A blanket lien on loans secured by residential 1-4 family dwellings, qualifying non-residential loans and home equity lines of credit is in place with the FHLB to secure these advances. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at December 31, 2008 is adequate to meet its operating needs.

Interest Rate Sensitivity.    Our goal is to maintain a neutral position on interest rate sensitivity whereby little or no change in interest income would occur as interest rates change. On December 31, 2008, we were cumulatively liability sensitive for the next twelve months, which means that our interest-bearing liabilities would reprice more quickly than our interest bearing assets. Theoretically, our net interest margin will decrease if market interest rates rise or increase if market interest rates fall. However, the repricing characteristic of assets is different from the repricing characteristics of funding sources. Therefore, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

The following table shows the interest rate sensitivity of our balance sheet on December 31, 2008, but is not necessarily indicative of our position on other dates. Each category of assets and liabilities is shown with projected repricing and maturity dates. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. NOW accounts, savings accounts, and money market accounts are assumed to be subject to immediate repricing and depositor availability. Prepayment assumptions on mortgage loans and decay rates on deposit accounts have not been included in this analysis. Also, the table does not reflect scheduled principal repayments that will be received on loans. The interest rate sensitivity of our assets and liabilities may vary substantially if different assumptions are used or if our actual experience differs from that indicated by the assumptions.

Table XIII.

INTEREST RATE SENSITIVITY

	December 31, 2008
	1-3 months	Over 3 to 12 months	Over 12 to 60 months	Over 60 months	Total
	(dollars in thousands)
Interest-earning assets:
Residential, 1-4 family	$17,262	$7,507	$33,158	$10,754	$68,681
All other loans	155,095	28,506	132,581	26,212	342,394
Federal funds sold	—	—	—	—	—
Investment securities	1,000	664	36,358	75,117	113,139
Interest bearing balances other banks	10,499	—	—	—	10,499

Total	$183,856	$36,677	$202,097	$112,083	$534,713

Interest-bearing liabilities:
Demand deposits	$238,551	$—	$—	$—	$238,551
Savings deposits	21,903	—	—	—	21,903
Time deposits	54,956	91,057	8,872	1,693	156,578
Other borrowings	2,000	8,000	15,000	7,855	32,855

Total	$317,410	$99,057	$23,872	$9,548	$449,887

Interest-sensitivity gap	(133,554)	(62,380)	178,225	102,535	84,826

Cumulative sensitivity gap	(133,554)	(195,934)	(17,709)	84,826	84,826

Cumulative gap as a % of total interest-earning assets	-24.98%	-36.64%	-3.31%	15.86%	15.86%

Cumulative ratio of sensitive assets to sensitive liabilities	57.92%	52.95%	95.98%	118.85%	118.85%

Non-accrual loans are included in the above tables; however the impact of those loans was not material.

Quarterly financial data for 2008 and 2007 is summarized in the table below.

Table XIV.

QUARTERLY FINANCIAL DATA

	2008				2007
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
	(In thousands)
Interest income	$7,794	$7,531	$7,353	$7,897	$8,390	$8,442	$8,169	$8,104
Interest expense	4,508	4,521	4,196	4,659	4,722	4,629	4,614	4,535

Net interest income	3,286	3,010	3,157	3,238	3,668	3,813	3,555	3,569
Provision for loan losses	2,046	3,150	781	314	450	546	412	62

Net interest income (loss) after provision for loan losses	1,240	(140)	2,376	2,924	3,218	3,267	3,143	3,507
Noninterest income	1,020	470	518	452	480	554	472	429
Noninterest expense	4,306	4,140	3,291	3,381	3,863	2,969	2,779	2,787

Income (loss) before income taxes	(2,046)	(3,810)	(397)	(5)	(165)	852	836	1,149
Income taxes (benefit)	(1,406)	(1,090)	(138)	—	(146)	247	244	369

Net income (loss)	$(640)	$(2,720)	$(259)	$(5)	$(19)	$605	$592	$780

Earnings (loss) per share:
Basic	$(0.16)	$(0.69)	$(0.07)	$—	$0.00	$0.16	$0.15	$0.20
Diluted	$(0.16)	$(0.69)	$(0.07)	$—	$0.00	$0.15	$0.15	$0.20

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

DISCLOSURES ABOUT FORWARD LOOKING STATEMENTS

This Report and its exhibits contain statements relating to our financial condition, results of operations, plans, strategies, trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts. Those statements may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of the Company’s management about future events. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risk factors discussed in the Company’s Annual Report on Form 10-K and in other documents the Company files with the Securities and Exchange Commission from time to time. Copies of those reports are available directly through the Commission’s website at www.sec.gov. Other factors that could influence the accuracy of such forward-looking statements include, but are not limited to, (a) pressures on the earnings, capital and liquidity of financial institutions resulting from current and future adverse conditions in the credit and equity markets and the banking industry in general, (b) our ability to manage and collect our nonperforming loans and dispose of other real estate owned (c) changes in competitive pressures among depository and other financial institutions or in the Company’s ability to compete successfully against the larger financial institutions in its banking markets; (d) the financial success or changing strategies of the Company’s customers; (e) actions of government regulators, or changes in laws, regulations or accounting standards, that adversely affect the Company’s business; (f) changes in the interest rate environment and the level of market interest rates that reduce the Company’s net interest margins and/or the volumes and values of loans it makes and securities it holds; (g) changes in general economic or business conditions and real estate values in the Company’s banking markets (particularly changes that affect the Company’s loan portfolio, the abilities of its borrowers to repay their loans, and the values of loan collateral); and (h) other developments or changes in our business that the Company does not expect. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company has no obligation, and do not intend, to update these forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of the Carolinas

To the Board of Directors and Stockholders

Bank of the Carolinas Corporation

Mocksville, North Carolina

We have audited the accompanying consolidated balance sheets of Bank of the Carolinas Corporation and subsidiary (hereinafter referred to as the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the Carolinas Corporation and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes PLLC

Asheville, North Carolina

April 15, 2009

CONSOLIDATED BALANCE SHEETS

Bank of the Carolinas Corporation

December 31, 2008 and 2007

	2008	2007
	(In thousands except share and per share data)
Assets
Cash and due from banks	$8,271	$8,192
Interest-bearing deposits in banks	2,220	12,756

Cash and cash equivalents	10,491	20,948
Securities available for sale	108,639	60,717
Securities held to maturity	4,500	—

Loans	405,402	395,052
Less: Allowance for loan losses	(6,308)	(4,245)

Total loans, net	399,094	390,807
Office properties and equipment, net	15,324	13,888
Accrued interest receivable	3,039	3,239
Other real estate owned	5,622	2,528
Deferred tax assets	1,326	578
Goodwill	—	591
Bank owned life insurance	9,645	9,283
Other assets	4,327	3,419

Total assets	$562,007	$505,998

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Non-interest bearing	$27,507	$29,835
Interest bearing	417,033	392,093

Total deposits	444,540	421,928
Federal funds purchased and repurchase agreements	46,557	7,657
Other borrowings	32,855	34,000
Accrued interest payable and other liabilities	1,464	2,173

Total liabilities	525,416	465,758

Commitments and contingencies (Notes 9 and 13)

Stockholders’ Equity:
Common stock, par value $5 per share: 15,000,000 shares authorized; 3,891,174 and 3,920,752 shares issued and outstanding, respectively	19,456	19,604
Additional paid in capital	11,625	11,716
Retained earnings	4,067	8,476
Accumulated other comprehensive income	1,443	444

Total stockholders’ equity	36,591	40,240

Total liabilities and stockholders’ equity	$562,007	$505,998

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Bank of the Carolinas Corporation

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands except per share data)
Interest and dividend income:
Loans, including fees	$26,276	$29,874	$26,672
Investment securities	4,091	2,808	2,184
Other	208	423	420

Total interest income	30,575	33,105	29,276

Interest expense:
Deposits	15,619	17,263	13,343
Other borrowings	2,265	1,237	1,270

Total interest expense	17,884	18,500	14,613

Net interest income	12,691	14,605	14,663

Provision for loan losses	6,291	1,470	1,157

Net interest income after provision for loan losses	6,400	13,135	13,506

Non-interest income:
Customer service fees	1,270	1,075	947
Mortgage loan broker fees	124	184	177
Increase in bank owned life insurance	362	346	215
Gain on sale of branch	—	—	1,755
Gain (Loss) on sale of securities	615	(42)	—
Other	63	372	280

Total non-interest income	2,434	1,935	3,374

Noninterest expense:
Salaries and employee benefits	7,224	6,153	6,130
Net occupancy expense	2,020	1,731	1,412
Data processing	835	750	728
Advertising	414	428	417
Goodwill impairment	591	—	—
Impairment of OREO	821	—	—
Other	3,187	3,336	2,825

Total non-interest expense	15,092	12,398	11,512

Income (loss) before income taxes	(6,258)	2,672	5,368
Income tax expense (benefit)	(2,634)	714	1,894

Net income (loss)	$(3,624)	$1,958	$3,474

Net income (loss) per share
Basic	$(0.92)	$0.51	$0.91

Diluted	$(0.92)	$0.50	$0.88

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Bank of the Carolinas Corporation

For the Years Ended December 31, 2008, 2007 and 2006

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
	(In thousands except share and per share data)
Balance, December 31, 2005	3,825,192	$19,126	$11,419	$4,583	$(477)	$34,651
Stock options exercised	1,600	8	2	—	—	10
Current income tax benefit on option exercised	—	—	6	—	—	6
Stock based compensation expense	—	—	17	—	—	17
Cash dividends declared ($.20 per share)	—	—	—	(764)	—	(764)
Comprehensive income:
Net income	—	—	—	3,474	—	3,474
Other comprehensive income	—	—	—	—	320	320

Total comprehensive income						3,794

Balance, December 31, 2006	3,826,792	19,134	11,444	7,293	(157)	37,714

Stock options exercised	93,960	470	129	—	—	599
Current income tax benefit on option exercised	—	—	121	—	—	121
Stock based compensation expense	—	—	22	—	—	22
Cash dividends declared ($.20 per share)	—	—	—	(775)	—	(775)
Comprehensive income:
Net income	—	—	—	1,958	—	1,958
Other comprehensive income	—	—	—	—	601	601

Total comprehensive income						2,559

Balance, December 31, 2007	3,920,752	19,604	11,716	8,476	444	40,240

Stock options exercised	66,622	333	91			424
Stock repurchase	(96,200)	(481)	(241)			(722)
Current income tax benefit on options exercised			10			10
Stock based compensation expense			49			49
Cash dividends declared ($.20 per share)				(785)		(785)
Comprehensive loss:
Net loss				(3,624)		(3,624)
Other comprehensive income					999	999

Total comprehensive loss						(2,625)

Balance, December 31, 2008	3,891,174	$19,456	$11,625	$4,067	$1,443	$36,591

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Bank of the Carolinas Corporation

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(3,624)	$1,958	$3,474
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	962	750	654
Deferred tax expense (benefit)	(1,382)	(187)	240
Provision for loan losses	6,291	1,470	1,157
Amortization of premiums on securities, net	28	59	64
Stock based compensation expense	49	22	17
Increase in bank owned life insurance	(362)	(346)	(215)
Gain on sale of branch	0	—	(1,755)
Loss (gain) on sale of other real estate owned	190	(26)	333
Impairment valuation of other real estate owned	821
Loss (gain) on sale of fixed assets	38	(8)	(1)
(Gain) loss on sale of securities	(615)	42	—
Net changes in:
Accrued interest receivable	200	(789)	(562)
Other assets	(511)	94	(513)
Deferred loan costs, net	(96)	(238)	(380)
Accrued expenses and other liabilities	(572)	(975)	1,641

Net cash provided by operating activities	1,417	1,826	4,154

Cash flows from investing activities:
Net change in federal funds sold	0	6,449	10,551
Activity in available for sale securities:
Purchases	(100,960)	(24,334)	(19,517)
Principal payments received	0	1,437	1,622
Proceeds from sale	25,797	1,279	—
Maturities and calls of securities	24,959	17,455	10,000
Net loan originations and principal payments	(21,398)	(43,489)	(55,963)
Redemption (purchase) of FHLB stock	222	(173)	(313)
Purchase of property and equipment	(2,192)	(3,507)	(816)
Proceeds from sale of branch	0	—	2,134
Proceeds from sale of property and equipment	9	18	22
Additions to other real estate owned	(60)	(86)	(249)
Proceeds from sale of other real estate owned	2,455	855	691
Investment in bank owned life insurance	0	—	(3,000)

Net cash used by investing activities	(71,168)	(44,096)	(54,838)

Cash flows from financing activities:
Net increase in deposits	22,612	39,207	56,081
Net proceeds from (repayments of) FHLB advances	(9,000)	3,000	3,600
Issuance of subordinated debt	2,700	—	—
Issuance of trust preferred securities	5,155
Net change in federal funds purchased	(7,513)	7,513	—
Net change in retail repurchase agreements	1,413	144	—
Net change in term repurchase agreements	45,000	—	—
Excess tax benefit from stock based compensation	10	121	6
Proceeds from issuance of common stock	424	599	10
Stock repurchase	(722)
Cash dividends paid	(785)	(769)	(765)

Net cash provided by financing activities	59,294	49,815	58,932

Net increase (decrease) in cash and cash equivalents	(10,457)	7,545	8,248
Cash and cash equivalents at beginning of year	20,948	13,403	5,155

Cash and cash equivalents at end of year	$10,491	$20,948	$13,403

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,527	$19,347	$13,194

Income taxes paid	$—	$1,378	$2,155

Non-cash investing and financing activities:
Unrealized gains (losses) on securities available for sale, net of income tax effect	$999	$601	$320
Transfer of other real estate owned from loans receivable	7,178	2,272	975
Loan to facilitate sale of other real estate owned	0	151	—
Dividends declared, not paid	195	196	191

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

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

Securities—Securities available for sale are carried at fair value and while held to maturity securities are carried at amortized cost. The Company has identified its holdings in debt securities as held to maturity. The unrealized holding gains or losses on securities available for sale are reported, net of related income tax effects, as accumulated other comprehensive income unless a valuation reserve has been established. Changes in unrealized holding gains or losses are included as a component of other comprehensive income until realized. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in income as realized losses. Gains or losses on sales of securities available for sale are based on the specific identification method.

Loans Receivable—The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is invested within the central North Carolina region. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses, loans in process, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan using the interest method.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

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

Allowance for Loan Losses—The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Federal Home Loan Bank Stock—Investment in stock of the Federal Home Loan Bank is required by law of every member. The investment is carried at cost since redemptions of this stock have been historically at par. No ready market exists for the stock, and it has no quoted market value. The stock is presented in other assets. Due to the redemption provisions of the FHLB, the Bank estimates carrying value equals fair value and that it was not impaired at December 31, 2008. The stock had a carrying value of $2,125,800 and $2,348,000 at December 31, 2008 and 2007, respectively.

Other Real Estate Owned—Assets acquired through, or in lieu of, loan foreclosure are held for sale and initially recorded at the lower of the loan balance or the fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value. Expenses associated with maintaining these properties, are included in other non-interest expense. The provision for real estate losses is included in non-interest expense. Realized gains and losses on disposal of real estate are included in non-interest expense. Foreclosed assets are presented in other real estate owned. As of December 31, 2008, the Company held a variety of properties in other real estate owned, including 1-4 family residential real estate, commercial and one A&D property. These properties are generally held within the Company’s market area.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

Goodwill—The Company has adopted Statement of Financial Standards (SFAS) No. 141 entitled Business Combinations (Statement 141), SFAS No. 142 entitled Goodwill and Other Intangible Assets (Statement 142), and SFAS No. 147 entitled Acquisitions of Certain Financial Institutions (Statement 147).

Goodwill is recognized in business combinations to the extent that the price paid exceeds the fair value of the net assets acquired, including any identifiable intangible assets. Goodwill is not amortized, but is subject to fair value impairment tests on at least an annual basis. In completing its annual impairment evaluation during 2008 the Company determined that it was appropriate to write-off the entire balance of goodwill recorded on its books, in the amount of $591,000. As of December 31, 2008, the Company has no remaining goodwill on its balance sheet.

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

The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in tax expense in the Consolidated Statements of Income. The Company and its subsidiary each reflect the tax expense or benefit associated with the results of their individual operating results. The Company’s federal and state income tax returns are open and subject to examination from the 2004 tax return year and forward.

Earnings Per Share—Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

Earnings (loss) per share have been computed based on the following:

	Years Ended December 31,
	2008	2007	2006
	(in thousands except for share data)
Net income (loss) applicable to common stock	$(3,624)	$1,958	$3,474

Average number of common shares outstanding used to calculate basic earnings per share	3,928,911	3,857,679	3,825,343
Additional potential common shares due to stock options	—	94,129	138,015

Average number of common shares outstanding used to calculate diluted earnings per share	3,928,911	3,951,808	3,963,358

The Company had 11,577 shares that were considered anti-dilutive due to the net loss for the twelve month period ended December 31, 2008.

Stock Compensation Plans—The Company uses Statement of Financial Accounting Standards No. 123(R), Share-Based Payment to account for stock option expense. Using the modified prospective method, the Company is required to record expense for the unvested portion of all options which vest after adoption of the standard as well as for all options issued after its adoption.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

Comprehensive Income (loss)—Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section in the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2008	2007	2006
Unrealized holding gains (losses) on available-for-sale securities	$2,243	$935	$468
Reclassification adjustment for (gains) losses realized in net income	(615)	42	—

Net unrealized gains	1,628	977	468
Tax effect	(629)	(376)	(148)

Other comprehensive income net of tax	$999	$601	$320

New Accounting Pronouncements—FIN 48 “Accounting for Uncertainty in Income Taxes”. FIN 48 states that a company should evaluate the certainty that a tax position taken will be sustained upon examination. If the Company should determine upon evaluation that a position is likely to not be upheld then the institution is responsible for its recognition on the financial statements. The Company adopted this standard on January 1, 2008 with no material impact on the consolidated financial statements.

FASB Statement No. 141(r)—Business Combinations—This revision to statement No. 141 changes the way that acquiring entities will account for business combinations. Some of the more significant changes are that the equity securities issued as consideration will be valued at the date that the acquirer takes control of assets and assumes liabilities of the acquired company (typically would be the date of closing), and that direct costs of the acquisition will be expensed as incurred rather than capitalized. This statement will be effective for transactions closing on or after January 1, 2009. The Company has not entered into any material business combination contracts so this statement has no anticipated impact on the consolidated financial statements.

FASB Statement No. 157—Fair Value Measurements—This pronouncement creates a framework for consistently measuring fair value of financial assets and liabilities. SFAS 157 also requires increased interim and annual disclosure of the assumptions used to determine fair values. This pronouncement was adopted on January 1, 2008. FSP 157-3 deferred adoption of SFAS 157 for nonfinancial assets and liabilities until years beginning after November 15, 2008. The Company has adopted SFAS 157 with no material impact on financial statements.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

2. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investments are summarized as follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities, available for sale
U.S. Government and Agency	$31,544	$943	$8	$32,479
State and municipals	11,117	225	7	11,335
Corporate—Available for sale	2,958	40	62	2,936
Mortgage-backed	60,815	1,074	—	61,889

	$106,434	$2,282	$77	$108,639

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities—Held to maturity	4,500	89	326	4,263

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities, available for sale
U.S. Government and Agency	$41,493	$615	$25	$42,083
State and municipals	8,808	79	4	8,883
Corporate	2,000	89	0	2,089
Mortgage-backed	7,693	43	74	7,662

	$59,994	$826	$103	$60,717

The Bank had investment securities with a carrying value of approximately $8.3 million and $15.6 million pledged against deposits at December 31, 2008 and 2007, respectively.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2008 is as follows:

	Amortized Cost	Estimated Fair Value
Within 1 year	$661	$664
Over 1 year through 5 years	33,762	34,865
Over 5 years through 10 years	10,457	10,795
Over 10 years	5,090	4,689

	49,970	51,013
Mortgage backed securities	60,815	61,889

	$110,785	$112,902

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

The fair values of securities with unrealized losses at December 31, 2008, are as follows:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government and agency	$2,539	$8	$—	$—	$2,539	$8
State and municipals	801	7	—	—	801	7
Mortgage backed securities	0	—	389	—	389	—
Corporate	3,471	388			3,471	388

Total	$6,811	$403	$389	$—	$7,200	$403

The fair value of securities with unrealized losses at December 31, 2007, is as follows:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government and agency	$—	$—	$7,370	$25	$7,370	$25
State and municipals	299	—	1,850	4	2,149	4
Mortgage backed securities	985	—	3,935	74	4,920	74

Total	$1,284	$0	$13,155	$103	$14,439	$103

Management of the Bank believes all unrealized losses as of December 31, 2008, represent temporary impairment. The unrealized losses on our securities are a nominal portion of the total value of the portfolio. The Bank had only one security at December 31, 2008 that had an unrealized loss position of longer than 12 months in duration. The Bank had five corporate securities with unrealized loss positions at December 31, 2008. The Bank has no intention of selling these securities before their maturity and has the appropriate sources of liquidity to hold these securities until maturity so that no recognized losses will occur. The total carrying value of the five corporate securities with unrealized losses is less than $4,000,000 and the losses are all five months or less in duration. The Bank believes that the unrealized losses are primarily the result of the interest rate environment and general illiquidity in the marketplace for this type of debt, currently. The corporate securities the Bank owns are other bank’s debt issuances.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

3. LOANS RECEIVABLE

Loans receivable are summarized as follows:

	December 31,
	2008	2007
Mortgage loans on real estate:
Residential, 1-4 family	$68,876	$63,023
Commercial	154,463	119,473
Construction	60,476	59,522
Home equity	29,656	26,575

	313,471	268,593

Commercial loans	84,282	116,105

Consumer installment loans:
Installment	5,989	6,933
Other	1,660	3,421

	7,649	10,354

Gross loans receivable	405,402	395,052

Allowance for loan losses	(6,308)	(4,245)

Loans, net	$399,094	$390,807

The changes in the allowance for loan losses are summarized as follows:

	For the Year Ended December 31,
	2008	2007	2006
Beginning balance	$4,245	$3,732	$3,315
Provision for loan losses	6,291	1,470	1,157
Charge-offs	(4,673)	(1,039)	(758)
Recoveries	445	82	18

Ending balance	$6,308	$4,245	$3,732

In accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, loans totaling approximately $9,105,000 in non-homogenous groups were determined to be impaired as of December 31, 2008 while approximately $1,701,000 were determined to be impaired as of December 31, 2007. Specific loan loss reserves of $1,426,000 and $616,000 were related to these loans as of December 31, 2008 and 2007. These reserves were held against specific loan balances of $4.17 million and $1.70 million for 2008 and 2007, respectively. Income has been recognized on a cash basis on these loans since being placed in impaired status. The average balance invested in impaired loans during 2008 was approximately $7,507,000 and $1,282,000 in 2007. All impaired loans as of December 31, 2008 and 2007 have been evaluated to determine whether a specific loan loss reserve is necessary. As of December 31, 2008, the Bank held $1,426,000 in specific reserves against $4,172,000 of impaired loan balances. As of December 31, 2007, the Bank held $616,000 in specific reserves against $1,701,000 of impaired loans.

Loans in non-accrual status were approximately $6,717,000 and $548,000 at December 31, 2008 and 2007, respectively. A significant portion of the loan balances held in non-accrual status are to one commercial customer whose loans are backed by a 75% USDA guarantee. The Company is in the process of liquidating the equipment associated with this loan and is actively seeking a buyer for the real estate. Interest accrued, but not recognized as income on these loans, was approximately $783,000 and $58,000 for the years ended December 31, 2008 and 2007, respectively.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

Directors and officers of the Bank and companies with which they are affiliated are customers of the Bank in the ordinary course of business and are considered “insiders.” Outstanding balances for term loans and lines of credit to insiders as of December 31, 2008 and 2007 were approximately $8.6 and $5.4 million, respectively.

The change in the term loans to insiders is as follows:

Balance, December 31, 2007	$3,848
Originations	3,659
Repayments and participations sold	(962)

Balance, December 31, 2008	$6,545

Available lines of credit that can be drawn upon by insiders totaled $3.8 million as of December 31, 2008.

4. OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized as follows:

	December 31,
	2008	2007
Land	$2,519	$1,842
Buildings	10,646	9,169
Construction in progress	—	516
Leasehold Improvements	776	776
Furniture, fixtures and equipment	5,383	5,013

	19,324	17,316
Less, accumulated depreciation	4,000	3,428

	$15,324	$13,888

LEASES

The Bank has entered into non-cancelable lease agreements for certain branch facilities. The leases expire through December 2017 and contain various renewal options. For the years ended December 31, 2008, 2007 and 2006, rental expense was approximately $272,000, $277,000, and $151,000, respectively.

The approximate minimum future lease payments are as follows:

2009	$230
2010	233
2011	236
2012	219
2013	117
Thereafter	351

$1,386

5. DEPOSITS

The aggregate amount of deposits with a minimum denomination of $100,000 was approximately $77.4 million and $174.2 million at December 31, 2008 and 2007, respectively.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

Contractual maturities of time deposits are summarized as follows:

	December 31,
	2008	2007
12 months or less	$146,013	$294,557
1-3 years	8,872	13,950
Thereafter	1,693	1,048

	$156,578	$309,555

At December 31, 2008 and 2007 the Company had $32.3 million and $97.1 million in brokered CD’s, respectively.

6. FEDERAL HOME LOAN BANK ADVANCES

The Bank had total advances from the Federal Home Loan Bank (“FHLB”) of $25.0 and $34.0 million at December 31, 2008 and 2007, respectively. The weighted average interest rate on the advances was 3.75% and 4.59% at December 31, 2008 and 2007, respectively. The range of rates on the outstanding advances varied from 2.18% to 4.95%.

The contractual maturities of advances are as follows:

2009	$10,000
2010	5,000
2011	—
2012	—
2013	10,000

$25,000

The Bank has total remaining credit availability through the FHLB of approximately $140.8 million. As of December 31, 2008, the Bank pledged as collateral for these borrowings its FHLB stock and the Bank’s entire 1-4 family mortgage portfolio as well as qualifying commercial loans and home equity lines, as defined.

7. FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS

At December 31, 2008, the Bank had total borrowing capacity of $21 million relating to uncollateralized federal funds lines of credit. The Bank had no outstanding advances on these lines at December 31, 2008 and $7.5 million outstanding balances on these lines at December 31, 2007. The Bank had $46.6 million outstanding in securities sold under agreements to repurchase at December 31, 2008 and $144,000 in outstanding balances at December 31, 2007. These agreements are collateralized by securities held in our portfolio. The Bank established two term repurchase agreements during 2008. The agreements were for $20 million and $25 million and included terms of ten years with an interest rate of 4.79% and 7 years with a 3.73% quarterly adjustable interest rate, respectively.

8. SUBORDINATED DEBT

The Company has issued $5.2 million of junior subordinated debentures to its wholly owned capital trust, (Bank of the Carolinas Trust 1), to fully and unconditionally guarantee the preferred securities issued by the trust. This long term obligation constitutes a full and unconditional guarantee by the Company of the trust’s obligations. A description of the junior subordinated debenture outstanding is as follows:

Issuing Entity	Date of Issuance	Interest Rate	Maturity Date	Principal Amount
Bank of the Carolinas Trust I	3/26/2008	Libor + 3.00%	3/26/2038	$5,155,000

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

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

The Company also procured $2.7 million of subordinated debt in a private transaction with another local banking institution. This subordinated debt has a rate of Prime plus 75 basis points and a maturity date of August 13, 2018. This debt can be repaid in full at any time with no penalty.

9. INCOME TAXES

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2008	2007	2006
Current tax expense (benefit)
Federal	$(1,253)	$874	$1,403
State	0	27	251

	(1,253)	901	1,654

Deferred tax expense (benefit)
Federal	(1,078)	(169)	221
State	(303)	(18)	19

	(1,381)	(187)	240

Total income tax expense (benefit)	$(2,634)	$714	$1,894

The Company and its subsidiary each reflect the tax expense or benefit associated with the results of their individual operating results. The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% are reconciled as follows:

	2008	2007	2006
Computed income tax expense (benefit)	$(2,128)	$909	$1,825
Changes resulting from:
State tax expense (benefit), net of federal benefit	(237)	6	185
Non-taxable income	(301)	(219)	(133)
Other	32	18	17

Actual income tax expense (benefit)	$(2,634)	$714	$1,894

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

The components of deferred income taxes are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Allowance for loan losses	$2,225	$1,360
Accrued expenses	138	117
Reserve for other real estate valuation	316	—
State net economic loss	169	—

	2,848	1,477

Deferred tax liabilities:
Depreciation and amortization	437	510
Prepaid expenses	149	86
Securities	911	278
Other	25	25

	1,522	899

Net deferred tax asset	$1,326	$578

Management has not established a valuation allowance as of December 31, 2008 or 2007 as we believe it is more likely than not that deferred tax assets will be utilized.

The 2008 state net economic loss must be carried forward to future years. The entire 2008 federal net operating loss is eligible to be carried back to prior tax years to recover previously paid taxes.

10. REGULATORY MATTERS

DIVIDENDS

The Company’s dividend payments, if any, will be made from dividends received from the Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits (retained earnings) as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Bank. Also see Other Regulatory Restrictions below.

CAPITAL REQUIREMENTS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. Management believes, as of December 31, 2008 and 2007, that the Company and the Bank met all capital adequacy requirements to which they are subject. Also see Other Regulatory Restrictions below.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

INTERCOMPANY TRANSACTIONS

Restrictions on loans by the Bank to the Company are imposed by Federal Reserve Act Sections 23A and 23B, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its parent or other affiliate, if the loan is secured and so long as certain safety and soundness requirements and market terms requirements are met. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $3,500,000 at December 31, 2007. No 23A transactions existed at December 31, 2008 or 2007.

OTHER REGULATORY RESTRICTIONS

As noted above, Banking Regulators generally have the ability to require more stringent standards than those otherwise set forth in the regulations. As a result of challenging economic events and conditions associated with the Bank identified by its regulators, the Boards of Directors of the Company and the Bank have entered into informal agreements with their regulators to maintain the Bank’s capital levels in excess of normal statutory minimums (including a Bank leverage ratio of not less than 7.5%, and other ratios at least at “well capitalized” levels), and to take various other actions designed to improve the Bank’s lending procedures and various other conditions related to the Bank’s operations, and for the Company and the Bank to seek the approval of their respective regulators prior to payment of any cash dividend. The Company’s Board agreed to take steps necessary to ensure the Bank’s compliance with its above agreements, and, without the approval of its regulator, to not incur additional debt or issue hybrid-capital instruments, or use cash assets other than for the benefit of the Bank, investment in short term, liquid assets or payment of normal expenses.

As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain the minimum capital ratios. The Bank’s actual capital amounts (in thousands) and ratios and minimum requirements are set forth in the table below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital (to Risk Weighted Assets)
Bank of the Carolinas	$48,493	11.1%	$35,068	≥8%	$43,835	≥10%
Bank of the Carolinas Corp	41,377	9.4	35,111	≥8	N/A
Tier 1 Capital (to Risk Weighted Assets)
Bank of the Carolinas	$43,698	9.6%	$17,534	≥4%	$26,301	≥6%
Bank of the Carolinas Corp	36,582	8.0	17,556	≥4	N/A
Tier I Capital (to Average Assets)
Bank of the Carolinas	$43,698	7.48%	$22,594	≥4%*	$28,243	≥5%
Bank of the Carolinas Corp	36,582	6.2	22,647	≥4	N/A

As of December 31, 2007:
Total Capital (to Risk Weighted Assets)	$43,424	10.2%	$34,030	≥8%	$42,537	≥10%
Tier 1 Capital (to Risk Weighted Assets)	$39,179	9.2%	$17,015	≥4%	$25,522	≥6%
Tier I Capital (to Average Assets)	$39,179	8.1%	$19,381	≥4%*	$24,226	≥5%

*	As previously described the Company’s Board of Directors agreed to maintain a Leverage Capital Ratio of 7.5% which is above the minimum level required by regulatory capital guidelines.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

The holding company had very limited activity outside of the Bank’s activities during 2007, therefore the risk based ratios were substantially the same as the Bank’s and only the Bank’s are disclosed for 2007.

Our Leverage ratio fell slightly below the current required 7.50% ratio required by our informal agreement with our regulators to 7.48% as of December 31, 2008. As a result, we will have to either reduce our assets so as to increase that ratio, or increase our capital. We have applied to participate in the TARP Capital Purchase Program, but there is no assurance that we will become a participant in that program.

11. EMPLOYEE BENEFIT PLAN

The Bank has a 401(k) Plan to benefit employees. Employees that meet certain age and service requirements may participate in the Plan. Employees may contribute up to 20 percent of their compensation subject to certain limits based on federal tax laws. The Bank may make contributions to the Plan as determined by the Bank’s Board of Director’s. For the years ended December 31, 2008, 2007 and 2006 expense attributable to the Plan amounted to approximately $95,000, $92,000, and $60,000, respectively.

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

The Bank had outstanding commitments to originate commercial and construction loans of approximately $             million at December 31, 2008. These commitments were composed of variable rate loans, with interest rates based upon the prime rate. The commitments included various maturity terms with balloon payments due between one to five years.

The following summarizes the Bank’s approximate remaining available balance to customers under commitments to fund lines of credit at December 31, 2008 (in thousands):

Available Balance on Commitments
Commercial	$39,380
Consumer and other lines	20,476

$59,856

13. EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

The Company has entered into employment agreements with key employees. The employment agreements provide for three-year terms. Commencing on the first anniversary date and continuing each anniversary date thereafter, the

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

agreements automatically extend for an additional year so that the remaining terms shall remain three years, unless written notice of termination of the agreements is given by the executive officer. The agreements provide for severance payments and other benefits in the event of involuntary termination of employment in connection with any change in control of the Bank. A severance payment will also be provided on a similar basis in connection with voluntary termination of employment where, subsequent to a change in control, the officer is assigned duties inconsistent with their position, duties, responsibilities and status immediately prior to such change in control. The severance payments are defined in each agreement, but in no case exceed 2.99 times the executive officer’s average annual compensation during the preceding five years. The employment agreements provide for termination by the Bank for just cause at any time. The Bank has not accrued any benefits under this post-employment agreement.

14. STOCK INCENTIVE PLANS

In accordance with the Company’s stock option plan, the Company may grant options to its directors, officers and employees for up to 300,000 shares of common stock. Incentive and non-qualified stock options as well as restricted stock may be granted under the Plans. The exercise price of each option equals the market price of the Company’s stock on the date of grant and grants have a maximum term of ten years.

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

The Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment on January 1, 2006. The Company granted 16,500, 0, and 12,500 options during the years ended December 31, 2008, 2007 and 2006, respectively. The options were granted with a weighted average fair market value of $1.33 per share. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Assumptions for the 2008 computation include risk-free rates of 3.00%, expected life of 7 years, expected dividends of $.20 per share and expected volatility of 23.20% based on historical stock prices.

The Company also granted 2,000 shares of restricted stock grants during 2008. These grants were granted with a weighted average fair value of $7.80. The weighted average period over which awards are expected to be recognized is 1.41 years. The restricted stock grants were granted using the same fair value assumptions as the option grants during the year. The restricted stock grant agreements are based upon continued employment with the Company and carry no performance provisions in order to receive the shares at the end of the vesting schedule. The shares will vest equally over a three year period.

Stock based compensation expense was $49,000, $22,000, and $17,000 in 2008, 2007, and 2006, respectively. Total unrecognized compensation expense related to non vested stock based awards at December 31, 2008 is approximately $13,000 and will be recognized over a weighted average period of 1.03 years.

SFAS 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (“excess tax benefits”) to be classified as financing cash flows. Excess tax benefits totaling $10,000, $121,000 and $6,000 are classified as a financing cash inflow for the years ended December 31, 2008, 2007, and 2006, respectively.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

A summary of the status of the Company’s non-vested stock awards as of December 31, 2008 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Restricted Stock Grants	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	205,854	$6.77	Non-vested at beginning of year	—	—
Granted	16,500	5.25	Granted	2,000	$7.80
Exercised	(66,622)	6.37	Vested	—	—
Expired	(25,920)	6.37

Forfeited	(4,500)	16.40	Non-vested at December 31, 2008	2,000	$7.80

Outstanding at end of year	125,312	$6.52

Options exercisable	118,904	$6.14

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
4.06-5.00	80,316	.90 years	$4.87	$—	80,316	$4.87	$—
5.01-6.50	16,500	9.81 years	$5.25	—	16,500	$5.25	—
6.51-16.90	28,496	5.32 years	$11.9	—	22,088	$11.43	—

	125,312			$—	118,904		$—

15. FAIR VALUE OF FINANCIAL INSTRUMENTS-

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

December 31, 2008, 2007 and 2006

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

Repurchase Agreements—The Bank established two term repurchase agreement during 2008. These agreements are collateralized by securities held in our portfolio. The fair value amount for these agreements is based on the repurchase price and agreed upon terms.

Other Borrowings—Other borrowings includes federal funds purchased as well as repurchase agreements, trust preferred securities and subordinated debt. The carrying amounts approximate the fair value of these assets.

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

The approximate carrying and estimated fair values of financial instruments are summarized below (In thousands):

	December 31, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$10,491	$10,491	$20,948	$20,948
Investment securities	113,139	112,902	60,717	60,717
Loans receivable, net	399,094	394,202	390,807	390,485
Bank owned life insurance	9,645	9,645	9,283	9,283
Other assets	5,165	5,165	5,587	5,587

Financial liabilities:
Deposits:
Demand	287,961	287,961	112,373	112,373
Time	156,579	156,550	309,555	309,524
FHLB advances	25,000	25,000	34,000	34,000
Other borrowings	54,412	45,237	7,657	7,657
Other liabilities	771	771	1,414	1,414

Effective January 1, 2008, the Company adopted SFAS 157 which requires that certain assets and liabilities be measured at fair value and to record any adjustments to the fair value of those assets. Securities are recorded at fair value on a recurring basis while other assets are recorded at fair value on a non-recurring basis such as impaired loans.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

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

	Total at 12/31/2008	Level 1	Level 2	Level 3
	(In thousands)
Assets valued on a recurring basis
AFS securities	$108,639	$—	$108,639	$—
Assets valued on a non-recurring basis
Impaired loans	2,746	—	2,746	—

Total	$111,385	$—	$111,385	$—

16. PARENT COMPANY FINANCIAL INFORMATION

The condensed balance sheets for 2008 and 2007, and the statements of income and cash flows for the parent company as of and for the periods ended December 31, 2008, 2007 and 2006 are presented below (in thousands):

CONDENSED BALANCE SHEETS

	2008	2007
Assets
Cash	$418	$221
Investment in wholly owned subsidiary	43,707	40,060
Other assets	536	155

Total Assets	$44,661	$40,436

Liabilities and Stockholder’s equity:
Borrowings	$7,855	$—
Other liabilities	215	196
Stockholders’ Equity	36,591	40,240

Total Liabilities and Stockholder’s Equity	$44,661	$40,436

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

CONDENSED STATEMENTS OF OPERATION

	2008	2007	2006
Dividends from subsidiary	$—	$1,623	$392
Interest on deposits in other banks	2	—	—

Total Operating Income	2	1,623	392

Loss on sale of securities	—	42	—
Interest expense on borrowed funds	274	—	—
Other	74	—	—
Equity in undistributed loss (earnings) of subsidiary	3,379	(394)	(681)

Total Operating Expense	3,727	(352)	(681)

Income (loss) before taxes	(3,725)	1,975	1,073
Income taxes	(101)	(17)	—

Net Income (Loss)	$(3,624)	$1,958	$1,073

CONDENSED STATEMENTS OF CASH FLOWS

	2008	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	$(3,624)	$1,958	$1,073
Equity in undistributed net loss (income) of subsidiary	3,379	(394)	(681)
Loss on sale of securities	0	42	—
Change in other assets	(381)	(104)	—
Change in other liabilities	19

Net Cash provided (used) by operating activities	(607)	1,502	392

Cash Flows from Investing Activities:
Purchases of securities	0	(1,322)	—
Proceeds from sale of securities	0	1,279	—
Investment in subsidiary	(5,979)	(1,400)	—

Net Cash used by investing activities	(5,979)	(1,443)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	424	599	10
Common stock acquired	(722)	—	—
Issuance of trust preferred securities	5,155	—	—
Issuance of subordinated debt	2,700	—	—
Tax benefit from exercise of options	10	121	—
Cash dividends paid	(784)	(769)	(191)

Net cash provided (used) by financing activities	6,783	(49)	(181)

Net increase in cash and cash equivalents	197	10	211
Cash and cash equivalents at beginning of period	221	211	0

Cash and cash equivalents at end of period	$418	$221	$211

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T). Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In connection with their evaluation, our Chief Executive Officer and Principal Financial Officer identified a material weakness and a significant deficiency in our internal control over financial reporting that existed as of year-end 2008. As a result of the material weakness, the Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in enabling us to provide reasonable assurance that we are able to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

In connection with the above evaluation of the effectiveness of our disclosure controls and procedures, no change in our internal control over financial reporting was identified that occurred during the fourth quarter of 2008 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as described below in “Management’s Annual Report on Internal Control over Financial Reporting,” our management, including our Chief Executive Officer and Principal Financial Officer, is taking remedial measures to address the above-referenced material weakness and significant deficiency. We anticipate that our implementation of those remedial measures will be complete prior to the time of our next periodic filing.

Our management’s annual report on our internal control over financial reporting appears below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Bank of the Carolinas Corporation (the “Company”) is responsible for preparing the Company’s annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Company. Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2008, was not effective because of the material weakness described below.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

In its evaluation, management concluded that, as of December 31, 2008:

•

there was a material weakness in the Company’s internal control over financial reporting because (1) its processes for and controls over the identification of impaired loans, and assessment of charge-off data, for consideration in the Company’s allowance for loan losses model and its estimation of the allowance, and (2) its procedures for estimating values of, and the frequency with which it updates appraisals on, other real estate, were not effective to ensure the accuracy of the Company’s financial statements and in preventing or detecting a material misstatement; and

•

there was a significant deficiency in the Company’s internal control over financial reporting because the lack of market value information for certain held-to-maturity securities in reports provided by the Company’s bond accounting service impaired the Company’s ability to accurately determine unrealized loss, and potential other than temporary impairment, on those securities.

The Company is taking steps to remediate the material weakness and significant deficiency, including designing and implementing additional control and review procedures to ensure that the Company can more accurately estimate its allowance for loan losses and the value of other real estate, and that reports from the Company’s bond accounting service are complete as they relate to market values of held to maturity securities.

This annual report on form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers.    The information regarding our directors and executive officers under the headings “Proposal 1: Election of Directors” and “Executive Officers” in our definitive Proxy Statement to be filed in connection with our 2009 annual meeting of shareholders is incorporated into this Report by reference.

Audit Committee.    The information regarding the Audit Committee of our Board of Directors under the captions, “Committees of Our Board—General” and “—Audit Committee” in our definitive Proxy Statement to be filed in connection with our 2009 annual meeting of shareholders is incorporated into this Report by reference.

Audit Committee Financial Expert.    The information regarding our Board of Directors’ determination that our Audit Committee includes at least one independent director who is an “audit committee financial expert” under the caption “Audit Committee—Audit Committee Financial Expert” in our definitive Proxy Statement to be filed in connection with our 2009 annual meeting of shareholders is incorporated into this Report by reference.

Section 16(a) Beneficial Ownership Reporting Compliance.    Information regarding compliance by our directors, executive officers and principal shareholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with our 2009 annual meeting of shareholders is incorporated into this Report by reference.

Code of Ethics.    Information regarding the Code of Ethics adopted by our Board of Directors that applies to our directors and to all our executive officers, including without limitation our principal executive officer and principal financial officer, under the caption “Code of Ethics” in our definitive Proxy Statement to be filed in connection with our 2009 annual meeting of shareholders is incorporated into this Report by reference.

Item 11. Executive Compensation

Information regarding compensation paid or provided to our executive officers and directors under the headings, “Executive Compensation” and “Director Compensation” in our definitive Proxy Statement to be filed in connection with our 2009 annual meeting of shareholders is incorporated into this Report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Securities.    Information regarding the beneficial ownership of our common stock by our directors, executive officers and principal shareholders under the caption “Beneficial Ownership of Our Common Stock” in our definitive Proxy Statement to be filed in connection with our 2009 annual meeting of shareholders is incorporated into this Report by reference.

Securities Authorized for Issuance Under Equity Compensation Plans.    The following table summarizes all compensation plans and individual compensation arrangements which were in effect on December 31, 2008, and under which shares of our common stock have been authorized for issuance.

Equity Compensation Plan Information

	(a) Number of shares to be issued upon exercise of outstanding options (1)	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (2)
Equity compensation plans approved by our security holders	125,312	$6.52	281,500

Equity compensation plans not approved by our security holders	N/A	N/A	N/A

Total	125,312	$6.52	281,500

(1)

Includes outstanding options to purchase an aggregate of 28,496 shares previously granted under our Employee Stock Option Plan and Director Stock Option Plan and options for 16,500, shares granted under 2007 Omnibus Equity Plan which has replaced those plans. Also includes outstanding options to purchase an aggregate of 80,316 shares held by former employees and directors of BOC Financial Corp. which were granted under plans approved by that company’s shareholders and were converted into options to purchase our common stock when we acquired that company in 2001.

(2)	Reflects the aggegate number of shares for which options and other equity-based awards could be granted in the future under the 2007 Omnibus Equity Plan. No additional options may be granted under our Employee Stock Option Plan and Director Stock Option Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions.    Information regarding transactions between us and our directors, executive officers and other related persons under the caption “Related Person Transactions during 2008 and 2007” in our definitive Proxy Statement to be filed in connection with our 2009 annual meeting of shareholders is incorporated into this Report by reference.

Director Independence.    Information regarding our independent directors under the caption “Corporate Governance—Director Independence” in our definitive Proxy Statement to be filed in connection with our 2009 annual meeting of shareholders is incorporated into this Report by reference.

Item 14. Principal Accounting Fees and Services

Information regarding services provided and fees charged to us by our independent accountants under the caption “Services and Fees During 2008 and 2007” in our definitive Proxy Statement to be filed in connection with our 2009 annual meeting of shareholders is incorporated into this Report by reference.

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

BANK OF THE CAROLINAS CORPORATION

Date: April 15, 2008	By:	/s/ ROBERT E. MARZIANO
Robert E. Marziano
President, Chairman and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. MARZIANO Robert E. Marziano	President, Chairman and Chief Executive Officer (principal executive officer)	April 14, 2009

/s/ STEPHEN R. TALBERT Stephen R. Talbert	Vice Chairman	April 14, 2009

/s/ MICHELLE L. CLODFELTER Michelle L. Clodfelter	Vice President and Principal Financial Officer (principal financial and accounting officer)	April 14, 2009

Jerry W. Anderson	Director	April , 2009

/s/ ALAN M. BAILEY Alan M. Bailey	Director	April 14, 2009

/s/ WILLIAM A. BURNETTE William A. Burnette	Director	April 14, 2009

/s/ JOHN A. DRYE John A. Drye	Director	April 14, 2009

/s/ THOMAS G. FLEMING Thomas G. Fleming	Director	April 14, 2009

/s/ JOHN W. GOOGE John W. Googe	Director	April 14, 2009

/s/ HENRY H. LAND Henry H. Land	Director	April 14, 2009

/s/ STEVEN G. LAYMON Steven G. Laymon	Director	April 14, 2009

/s/14GRADY L. MCCLAMROCK, JR. Grady L. McClamrock, Jr.	Director	April 14, 2009

Francis W. Slate	Director	April , 2009

/s/14LYNNE SCOTT SAFRIT Lynne Scott Safrit	Director	April 14, 2009

/s/14MICHAEL D. LARROWE Michael D. Larrowe	Executive Vice President and Director	April 14, 2009

EXHIBIT INDEX

Exhibit Number	Description
3.01	Our Articles of Incorporation, as amended (incorporated by reference from exhibits to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
3.02	Our By-laws, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
4.01	Indenture between us and Wells Fargo Bank, N.A. (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)
4.02	Guarantee Agreement between us and Wells Fargo Bank, N.A. (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)
4.03	Amended and Restated Trust Agreement among the us, Wells Fargo Bank N.A. and the Administrators (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)
10.01*	Amended and Restated Employment Agreement between us and Robert E. Marziano (incorporated by reference from exhibits to our Current Report on Form 8-K dated December 23, 2008)
10.02*	Amended and Restated Employment Agreement between us and Michael D. Larrowe (incorporated by reference from exhibits to our Current Report on Form 8-K dated December 23, 2008)
10.03*	Amended and Restated Employment Agreement between us and George E. Jordan (incorporated by reference from exhibits to our Current Report on Form 8-K dated December 23, 2008)
10.04*	Employee Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.05*	Form of Employee Stock Option Agreement (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.06*	Director Stock Option Plan, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.07*	Form of Director Stock Option Agreement (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.08*	Sections 1.2(g) and 2.5 of Agreement and Plan of Reorganization and Share Exchange dated June 1, 2006, between us and the Bank pertaining to our assumption of the Bank’s Employee Stock Option Plan, Director Stock Option Plan and outstanding stock options (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.09*	BOC Financial Corp 1999 Nonstatutory Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.10*	BOC Financial Corp 1999 Incentive Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.11*	Section 6.07 of Agreement and Plan of Reorganization and Merger dated July 20, 2001, between the Bank and BOC Financial Corp pertaining to the Bank’s assumption of outstanding BOC Financial Corp (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.12*	Option Conversion Agreements relating to stock options previously granted by BOC Financial Corp and held by former directors of BOC Financial Corp as assumed by us from the Bank (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)
10.13*	2007 Omnibus Equity Plan (incorporated by reference from Exhibits to our Current Report on Form 8-K dated May 24, 2007)
10.14*	Management Incentive Compensation Plan (incorporated by reference from Exhibits to our Current Report on Form 8-K dated May 24, 2007)
23.01	Consent of Dixon Hughes PLLC (filed herewith)
31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)
31.02	Certification of our Principal Financial Officer pursuant to Rule 13a-14(a) (filed herewith)
32.01	Certifications of our Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)
99.01	Our definitive Proxy Statement (being filed separately)

*	An asterisk denotes a management contract or compensatory plan or arrangement.

COPIES OF EXHIBITS ARE AVAILABLE UPON REQUEST TO:

MICHELLE L. CLODFELTER

PRINCIPAL FINANCIAL OFFICER

BANK OF THE CAROLINAS

P.O. BOX 129

MOCKSVILLE, N.C. 27028

This Annual Report on Form 10-K also serves as the annual disclosure statement of Bank of the Carolina pursuant to Part 350 of the

Federal Deposit Insurance Corporation’s Rules and Regulations.

THIS STATEMENT HAS NOT BEEN REVIEWED OR CONFIRMED FOR ACCURACY OR

RELEVANCE BY THE FEDERAL DEPOSIT INSURANCE CORPORATION.