Form 10-Q
period 2009-03-31
Bank of the Carolinas CORP
filed 2009-05-15
CIK 1365997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 13, 2009 there were 3,891,174 outstanding shares of the registrant’s common stock.

BANK OF THE CAROLINAS CORPORATION

FORM 10-Q

March 31, 2009

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bank of the Carolinas Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31 2009 (Unaudited)	December 31 2008*
Assets
Cash and due from banks	$7,692	$8,271
Interest-bearing deposits in banks	3,086	2,220
Federal funds sold	9,000	—
Securities available for sale	136,857	108,639
Securities held to maturity	4,362	4,500
Loans	406,449	405,402
Less, Allowance for loan losses	(6,969)	(6,308)

Total Loans, net	399,480	399,094
Premises and equipment	15,374	15,324
Accrued interest receivable	2,886	3,039
Other real estate owned	5,965	5,622
Deferred tax assets	1,205	1,326
Bank owned life insurance	9,734	9,645
Other assets	5,003	4,327

Total assets	$600,644	$562,007

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand deposits	$31,439	$27,507
Interest bearing demand deposits	278,527	238,551
Savings deposits	21,428	21,903
Time deposits	153,879	156,579

Total deposits	485,273	444,540
Borrowings	23,000	25,000
Subordinated debt	7,855	7,855
Repurchase agreements	46,533	46,557
Other liabilities	1,848	1,464

Total liabilities	564,509	525,416

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Preferred Stock, Par Value $0 per share: Authorized 10,000,000 shares: None Issued	—	—
Common stock, par value $5 per share: 15,000,000 shares authorized; Issued and outstanding 3,891,174 shares in 2009 and 2008	19,456	19,456
Additional paid-in capital	11,630	11,625
Retained earnings	3,412	4,067
Accumulated other comprehensive income	1,637	1,443

Total stockholders’ equity	36,135	36,591

Total liabilities and stockholders’ equity	$600,644	$562,007

*	Derived from audited financial statements.

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31
	2009	2008
Interest Income
Interest and fees on loans	$6,052	$7,091
Interest on securities	1,463	726
Interest on federal funds sold	6	76
Interest on deposits in other banks	16	4

Total interest income	7,537	7,897

Interest Expense
Interest on deposits	3,542	4,386
Interest on borrowed funds	811	273

Total interest expense	4,353	4,659

Net Interest Income	3,184	3,238
Provision for loan losses	700	314

Net interest income after provision for loan losses	2,484	2,924

Non-interest income
Customer service fees	286	292
Mortgage loan broker fees	22	36
Investment services	1	9
Income from bank owned life insurance	89	88
Other income	(60)	27

Total non-interest income	338	452

Noninterest Expense
Salaries and benefits	1,718	1,894
Occupancy and equipment	562	499
Data processing expense	240	210
FDIC expense	335	80
Other	937	698

Total non-interest expense	3,792	3,381

Income (loss) before income taxes	(970)	(5)
Income tax benefit	(315)	—

Net Loss	$(655)	$(5)

Earnings Per Share
Basic	$(0.17)	$—

Diluted	$(0.17)	$—

Dividends Declared	$—	$0.05

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Cash Flows from Operating Activities:
Net loss	$(655)	$(5)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision for loan losses	700	314
Stock option expense	5	5
Depreciation and amortization	259	224
Write down on OREO properties	(123)	—
(Gain) loss on sale of other real estate owned	32	(25)
Loss on disposal of fixed assets	—	7
Income from bank owned life insurance	(89)	(88)
Amortization of premiums and discounts on investments	4	7
Net change in other assets	(39)	(138)
Net change in other liabilities	385	(342)

Net cash provided (used) by operating activities	479	(41)

Cash Flows from Investing Activities:
Increase in federal funds sold	(9,000)	(3,541)
Purchases of premises and equipment	(309)	(601)
Purchases of securities available-for-sale	(39,305)	(8,071)
Proceeds from sales, calls, maturities and principal repayments of securities available for sale	11,537	7,675
Purchase of FHLB stock	(103)	(273)
Acquisition of other real estate owned	—	(12)
Proceeds from the sale of other real estate owned	125	1,135
Proceeds from the sale of premises and equipment	—	7
Net Increase in loans	(1,845)	(11,436)

Net cash used in investing activities	(38,900)	(15,117)

Cash Flows from Financing Activities:
Net Increase in deposits	40,732	5,467
Net repayments of other borrowings	(2,000)	(3,513)
Issuance of subordinated debt	—	5,000
Increase (decrease) in repurchase agreements	(24)	410
Cash dividends paid	—	(196)

Net cash provided by financing activities	38,708	7,168

Net increase (decrease) in cash and cash equivalents	287	(7,990)
Cash and cash equivalents at beginning of period	10,491	20,948

Cash and cash equivalents at end of period	$10,778	$12,958

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,388	$5,168

Noncash investing and financing activities:
Increase in fair value of securities available for sale, net of tax	$194	$378

Dividends declared	—	196

Foreclosed real estate	895	895

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited) (In thousands, except share and per share data)

					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital			Total Stockholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
Balance, December 31, 2007	3,920,752	$19,604	$11,716	$8,476	$444	$40,240

Stock options exercised			5			5

Current Income tax benefit on options exercised						—

Stock based compensation expense						—

Cash dividends declared ($.05 per share)				(196)		(196)

Comprehensive income:
Net income				(5)		(5)
Other comprehensive income					378	378

Total comprehensive income						373

Balance, March 31, 2008	3,920,752	$19,604	$11,721	$8,275	$822	$40,422

Balance, December 31, 2008	3,891,174	$19,456	$11,625	$4,067	$1,443	$36,591

Stock based compensation expense			5			5

Comprehensive income:
Net loss				(655)		(655)
Other comprehensive income					194	194

Total comprehensive income						(461)

Balance, March 31, 2009	3,891,174	$19,456	$11,630	$3,412	$1,637	$36,135

See accompanying notes.

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

Earnings per share have been computed based on the following:

	Three months Ended March 31,
	2009	2008
Weighted average number of common shares outstanding used to calculate basic earnings per share	3,891,174	3,920,752

Additional potential common shares due to stock options	—	—

Weighted average number of common shares outstanding used to calculate diluted earnings per share	3,891,174	3,920,752

Options to purchase shares that have been excluded from the diluted earnings per share calculation because they are antidilutive due to the loss in the first quarter of 2009 were 9,986 shares.

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

The Company’s risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as they do for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2009, outstanding financial instruments whose contract amounts represent credit risk were approximately: (In thousands)

Loan commitments	$57,981
Letters of credit	$2,327

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

	Three-months ended March 31,
	2009	2008
(In thousands)
Net Income (loss)	$(655)	$(5)
Net unrealized gain on AFS securities, net of taxes	194	378

Comprehensive income	$(461)	$373

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

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

FASB Statement No. 141(r)—Business Combinations—This revision to statement No. 141 changes the way that acquiring entities will account for business combinations. Some of the more significant changes are that the equity securities issued as consideration will be valued at the date that the acquirer takes control of assets and assumes liabilities of the acquired company (typically would be the date of closing), and that direct costs of the acquisition will be expensed as incurred rather than capitalized. This statement is effective for transactions closing on or after January 1, 2009. The Company has not entered into any material business combination contracts so this statement has no anticipated impact on the consolidated financial statements.

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

	Total at 3/31/2009	Level 1	Level 2	Level 3
(in Thousands)
Assets valued on a recurring basis
AFS securities	$136,857	$—	$136,857	$—

Assets valued on a non-recurring basis
Impaired loans	12,125	—	12,125	—
Other real estate owned	3,915	—	3,915	—

Total	$152,897	$—	$152,897	$—

Note 7. SUBORDINATED DEBT

The Company has issued $5.2 million of junior subordinated debentures to its wholly owned capital trust (Bank of the Carolinas Trust I) to fully and unconditionally guarantee the preferred securities issued by the trust. This long term obligation constitutes a full and unconditional guarantee by the Company of the trust’s obligations.

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

The Company also has $2.7 million dollars of private placement subordinated debt at a rate of Prime plus 75 basis points. The Company has the right to repay the debt at any time with no prepayment penalty. The debt was issued on August 13, 2008 and matures on August 13, 2018. The Company makes monthly interest payments on the outstanding debt to the holder of the note.

Note 8. IMPAIRED LOANS

We had impaired loans of $12.1 million at March 31, 2009. Of those loans $5.0 million had specific reserves of $2.0 million at March 31, 2009. Loans classified as impaired with no specific reserve totaled $7.1 million for the same period. Included in the $7.1 million impaired balance is an impaired loan with a $1.7 million balance that is backed by a 75% USDA guarantee. Also, included in the specific reserve calculation is another loan to the same entity with a remaining balance of $1.9 million with a $354,000 specific reserve; the balance of that loan is also backed by a 75% USDA guarantee. Without these two loans, our impaired loan balance would have been $8.5 million at March 31, 2009. The interest accrued but not recognized on non-accrual loans was $799,000 for the period ended March 31, 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Introduction

Bank of the Carolinas Corporation (“BankCorp”) is the parent holding company of Bank of the Carolinas (“the Bank”). Because BankCorp has no separate operations and conducts very limited business on its own other than owning the Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, BankCorp and the Bank are collectively referred to herein as the “Company” unless otherwise noted.

The Bank began operations in December 1998 as a state chartered bank and currently has ten offices in the Piedmont region of North Carolina. The Bank competes for loans and deposits throughout the markets it serves. The Bank, like other financial institutions, derives most of its revenue from net interest income which is the difference between the income it earns from loans and securities minus the interest expense it incurs on deposits and borrowings.

Recent Developments

In late March 2009, the Company was approved for participation in the Capital Purchase Program (CPP) by the United States Treasury department. On April 17, 2009, the Company accepted a $13.179 million capital infusion from the United States Treasury. The series A preferred stock issued in conjunction with this capital infusion from the government is considered Tier 1 capital. The stock will pay cumulative dividends of 5% per annum for the first five years and 9% per annum thereafter. The Treasury was also issued warrants to purchase an additional 475,024 shares of the Company’s stock at a price of $4.16 per share with a term of ten years.

CHANGES IN FINANCIAL CONDITION

Total Assets

At March 31, 2009, total assets were $600.6 million compared to $562.0 million at December 31, 2008, and $513.4 million at March 31, 2008 representing a 17.0 percent year over year increase.

Investment Securities

Investment securities totaled $141.2 million at March 31, 2009, compared to $113.1 million at December 31, 2008 and $61.7 million at March 31, 2008. Total investments increased $28.1 million or 24.8 percent from December 31, 2008.

The investment portfolio includes U.S. Government Agency bonds, mortgage-backed securities, corporate bonds, municipal bonds, and treasuries which were classified as either held to maturity or available-for-sale.

Loans and Allowance for Loan Losses

At March 31, 2009, the loan portfolio totaled $406.4 million and represented 67.7 percent of total assets compared to $405.4 million or 72.1 percent of total assets at December 31, 2008 and $405.4 million or 79.0 percent of total assets at March 31, 2008. Total loans increased $1.0 million from December 31, 2008 and March 31, 2008. Real estate loans comprised approximately 77.2 percent of the loan portfolio, and commercial loans comprised approximately 20.7 percent of the total loan portfolio at March 31, 2009.

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

The following table describes the activity in our allowance for loan losses for the three-month periods ended March 31, 2009 and 2008.

	Three-months ended March 31,
	2009	2008
Balance at beginning of period	$6,308	$4,245
Provision for loan losses	700	314
Charge-offs	(97)	(247)
Recoveries of loans previously charged-off	58	43

Balance at end of period	$6,969	$4,355

Ratio of allowance for loan losses to total loans at end of period	1.71%	1.07%

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

The following table summarizes information regarding our nonaccrual loans, other real estate owned, and certain other repossessed assets and loans, as of March 31, 2009 and December 31, 2008. On those dates, we had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

	March 31, 2009	December 31, 2008
Loans accounted for on a nonaccrual basis:
Real estate loans:
Mortgage	$617	$195
Commercial	2,972	5,466
Construction	1,923	285
Home Equity	477	—
Commercial business and consumers	3,924	771

Total nonaccrual loans	9,913	6,717

Accruing loans, which are contractually past due 90 days or more	—	—

Total non-performing loans	9,913	6,717
Other real estate owned, net	6,003	5,622

Total non-performing assets	$15,916	$12,339

Non-performing loans as a percentage of net loans	2.48%	1.68%
Total non-performing assets as a percentage of total assets	2.65%	2.20%

A significant portion of our nonaccrual loans were made to one customer. The loans outstanding to this customer included in the nonaccrual category were $3.6 million. The remaining balance of these loans is backed by a 75% USDA guarantee which will limit the amount of potential additional loss the Bank may incur in regards to this loan.

While our nonaccrual loans continue to increase, management continues to closely monitor and work to resolve their status. In this difficult economic environment management is committed to working with our customers to the extent possible while being aggressive in identifying troubled assets in our portfolio.

Deposits

The Company’s deposit services include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. At March 31, 2009, total deposits were $485.3 million compared to $444.5 million at December 31, 2008 and $427.4 million at March 31, 2008. This change has been primarily the function of tremendous growth of our money market accounts during 2008, offset by a significant reduction in our brokered deposits. The significant growth in money market accounts began in July when we offered a special money market rate that is good through June 30, 2009. We have used this opportunity to re-structure our balance sheet by creating more transaction accounts while significantly reducing our exposure to brokered deposits. We have also used this opportunity to expand the number of services each household has with our institution.

Our deposits are generated primarily within our banking market. However, the Company had $35.7 million in brokered deposits at March 31, 2009 compared to $32.3 million at December 31, 2008 and $69.2 million at March 31, 2008. Institutional certificates are solicited on the Internet through Express Data Corporation’s Quick-Rate CD Clearinghouse and represent approximately 0.08 percent of the Company’s total deposits or $397,000 at March 31, 2009.

Liquidity

Liquidity management is the process of managing assets and liabilities and their maturities to insure adequate funding for loan and deposit activity and continued growth of the Company. Sources of funding come from both the asset and liability side of the balance sheet. Asset side sources include cash and cash equivalents, federal funds sold and unpledged available for sale securities. These totaled $100.8 million at March 31, 2009 and $91.5 million at December 31, 2008. Liquidity sources from liabilities include deposits and lines of credit with other institutions. These sources are largely affected by our ability to attract and maintain deposits. Our deposits, together with equity capital, funded 86.1 percent of total assets at March 31, 2009. The Company has borrowing lines available from various correspondent banks and the Federal Home Loan Bank of Atlanta (FHLB) for short-term or long-term funding. At March 31, 2009, the Company had total borrowings of $23.0 million from the FHLB, with maturity dates on these borrowings extending through 2012. A blanket lien on loans secured by residential 1-4 family dwellings, qualifying non-residential loans and home equity lines of credit is in place with the FHLB to secure these advances. We closely monitor and evaluate our overall liquidity position. We believe our liquidity position at March 31, 2009 is adequate to meet our operating needs.

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

Capital Adequacy

We are required to comply with the capital adequacy standards established by the Federal Deposit Insurance Corporation (FDIC). The FDIC has issued risk-based capital and leverage capital guidelines for measuring the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for us to be considered in compliance with the FDIC’s requirements. On March 31, 2009, our Total Capital Ratio and Tier 1 Capital Ratio were 10.55% and 9.31%, respectively, which were well above the minimum levels required by the FDIC’s guidelines. On March 31, 2009 our Leverage Capital Ratio was 7.16%, which was also well above the minimum level required by the FDIC’s guidelines. However, banking regulators generally have the ability to require more stringent standards than those otherwise set forth in regulations, and, as previously disclosed in our 2008 Annual Report on Form 10-K, our and the Bank’s Board of Directors have entered into informal agreements with our respective banking regulators which, among other things, require that the Bank maintain capital levels in excess of normal statutory minimums, including a Leverage Capital Ratio of not less than 7.5%

and other ratios at least at “well capitalized” levels and that we and the Bank seek the approval of our respective regulators prior to the payment of any cash dividend. The Bank’s Leverage Capital ratio was below the required percentage at March 31, 2009. However, in late March 2009, the Company was approved for participation in the Capital Purchase Program (CPP) by the United States Treasury department. On April 17, 2009, the Company accepted a $13.179 million capital infusion from the United States Treasury. The series A preferred stock issued in conjunction with this capital infusion from the government is considered Tier 1 capital. The stock will pay cumulative dividends of 5% per annum for the first five years and 9% per annum thereafter. The Treasury was also issued warrants to purchase an additional 475,024 shares of the Company’s stock at a price of $4.16 per share with a term of ten years. After receipt of these funds the Bank’s Tier 1 Leverage ratio will be well above 7.5%.

RESULTS OF OPERATIONS

Three-Month Periods Ended March 31, 2009 and March 31, 2008

The Company had a net loss of $655,000 or $0.17 per diluted share for the three-month period ended March 31, 2009 as compared to a net loss of $5,000 or $0.00 per diluted share for the three-month period ended March 31, 2008. This was primarily a result of lower net interest income, increased provision for loan losses and increased levels of non-interest expense during the quarter.

Net interest income, or the difference between income generated by earning assets (primarily loans, investment securities, and interest-bearing balances) and the expense incurred on interest bearing liabilities (primarily deposits and borrowed funds used to fund earning assets), is the Company’s primary source of earnings. The Company’s net interest income for the three-month period ended March 31, 2009 and 2008 was $3.2 million. The Company’s net interest margin has suffered over the last year with the majority of the decrease attributable to the Federal Reserve’s 400 basis point drop in rates since September 2007. Since a significant portion of the Company’s loan portfolio adjusts with prime, rapidly declining rates have a negative impact on the Company’s margin in the near term. We have de-coupled our bank prime rate from the Wall Street Journal prime rate in an effort to minimize this effect. Our cost of funds has actually declined during the twelve month period despite significant growth in our money market account balances. However, our inability to re-price liabilities as quickly as our assets have repriced has led to the compression in our margin.

Interest expense for the three-month period ending March 31, 2009 was $4.4 million compared to $4.7 million during the same period in 2008. This was a decrease of $306,000 or 6.6%. The majority of this decrease was due to the growth in lower cost money market accounts compared to time deposit growth during the period.

Non-interest income was $338,000 for the three-months ended March 31, 2009 compared to $452,000 for the three-month period ended March 31, 2008. The non-interest income total includes service charges on deposit accounts, bank owned life insurance, and mortgage broker fees. The $114,000 year over year decrease was primarily the result of decreased mortgage broker fees during the period as well as lower NSF fees and suspension of the dividend that had been previously paid on the stock we hold in the FHLB.

Non-interest expense was $3.8 million for the three-months ended March 31, 2009, compared to $3.4 million for the same period in 2008 an increase of $411,000 or 12.2 percent. Salary expense decreased $176,000 over the same quarter in the previous year which was primarily a result of the Bank’s efforts to reduce expense. Occupancy expense increased $63,000 while other non-interest expense increased $524,000. This increase was primarily attributable to increased FDIC deposit insurance expense as well as increased consulting and auditing fees. The effective tax benefit rate for the three-month period ended March 31, 2009 was 32.5% compared to 00.0% for the three-months ended March 31, 2008. The difference in the effective tax rate was primarily due to our net loss for the first quarter of 2009.

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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

Item 4 (T).	CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In connection with their evaluation, our Chief Executive Officer and Principal Financial Officer identified a material weakness in our internal control over financial reporting that existed as of March 31, 2009. As a result of the material weakness, the Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in enabling us to provide reasonable assurance that we are able to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

As described in the Company’s 2008 Annual Report on Form 10-K, during the first quarter of 2009, and in connection with management’s evaluation of the Company’s disclosure controls and procedures as of December 31, 2008, the Chief Executive Officer and Principal Financial Officer determined that:

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

The Company’s management has addressed the above conditions and is implementing remedial measures, including designing and implementing additional control and review procedures to ensure that the Company can more accurately estimate its allowance for loan losses and the value of other real estate and that reports from the Company’s bond accounting service are complete as they relate to market values of held to maturity securities. However, at March 31, 2009, those measures had not been implemented.

In connection with the above evaluation of the effectiveness of our disclosure controls and procedures, as of March 31, 2009, no change in our internal control over financial reporting was identified that occurred during the first quarter of 2009 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

None

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

BANK OF THE CAROLINAS CORPORATION

Date: May 14, 2009	By:	/s/ Robert E. Marziano
Robert E. Marziano
President and Chief Executive Officer

Date: May 14, 2009	By:	/s/ Michelle L. Clodfelter
Michelle L. Clodfelter
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (furnished herewith)

31.02	Certification of our Principal Financial Officer pursuant to Rule 13a-14(a) (furnished herewith)

32.01	Certifications of our Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)