Form 10-Q
period 2009-06-30
Bank of the Carolinas CORP
filed 2009-08-14
CIK 1365997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

On August 14, 2009 there were 3,891,841 outstanding shares of the registrant’s common stock.

BANK OF THE CAROLINAS CORPORATION

FORM 10-Q

June 30, 2009

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Bank of the Carolinas Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30 2009	December 31 2008*
	(Unaudited)
Assets
Cash and due from banks	$8,282	$8,271
Interest-bearing deposits in banks	174	2,220
Federal Funds Sold	30,075	—
Securities available for sale	127,607	108,639
Securities held to maturity	4,370	4,500

Loans	405,364	405,402
Less, Allowance for loan losses	(6,714)	(6,308)

Total Loans, net	398,650	399,094
Premises and equipment	14,491	15,324
Accrued interest receivable	2,957	3,039
Other real estate owned	7,149	5,622
Deferred tax assets	1,638	1,326
Bank owned life insurance	9,825	9,645
Other assets	5,949	4,327

Total assets	$611,167	$562,007

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand deposits	$29,925	$27,507
Interest bearing demand deposits	29,076	28,173
Money Market deposits	266,673	210,378
Savings deposits	20,009	21,903
Time deposits	139,467	156,579

Total deposits	485,150	444,540

Borrowings	23,000	25,000
Subordinated debt	7,855	7,855
Repurchase agreements	46,111	46,557
Other liabilities	1,986	1,464

Total liabilities	564,102	525,416

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Preferred Stock, No Par Value: Authorized
10,000,000 shares: Issued and Outstanding ($1,000 liquidation preference)		—
13,179 Shares at June 30, 2009 and None at December 31, 2008	13,179
Common stock, par value $5 per share: 15,000,000 shares authorized; Issued and outstanding 3,981,841 shares in 2009 and 3,891,174 in 2008	19,456	19,456
Additional paid-in capital	11,602	11,625
Preferred Stock Discount	(1,366)	—
Warrants Outstanding	1,414	—
Retained earnings	1,834	4,067
Accumulated other comprehensive income	946	1,443

Total shareholders’ equity	47,065	36,591

Total liabilities and shareholders’ equity	$611,167	$562,007

*	Derived from audited consolidated financial statements.

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$5,977	$6,603	$12,029	$13,694
Interest on securities	1,435	710	2,898	1,436
Interest on federal funds sold	13	38	19	114
Interest on deposits in other banks	8	2	24	6

Total interest income	7,433	7,353	14,970	15,250

Interest Expense
Interest on deposits	3,644	3,808	7,186	8,194
Interest on borrowed funds	777	388	1,588	661

Total interest expense	4,421	4,196	8,774	8,855

Net Interest Income	3,012	3,157	6,196	6,395
Provision for loan losses	720	781	1,420	1,095

Net interest income after provision for loan losses	2,292	2,376	4,776	5,300

Non-interest income
Customer service fees	307	347	593	639
Mortgage loan broker fees	34	31	56	67
Investment services	1	6	2	15
Income from bank owned life insurance	91	92	180	180
Other income	177	42	117	69

Total non-interest income	610	518	948	970

Noninterest Expense
Salaries and benefits	1,736	1,802	3,454	3,696
Occupancy and equipment	532	481	1,094	980
Data processing expense	211	212	451	422
FDIC expense	380	80	715	160
OREO valuation allowance	1,231	—	1,231	—
OREO expense	204	20	204	43
Other	885	696	1,822	1,371

Total non-interest expense	5,179	3,291	8,971	6,672

Loss before income taxes	(2,277)	(397)	(3,247)	(402)
Income tax benefit	(798)	(138)	(1,113)	(138)

Net Loss	$(1,479)	$(259)	$(2,134)	$(264)

Dividend and accretion on preferred stock	(99)	—	(99)	—

Net income (loss) available to common shareholders	$(1,578)	$(259)	$(2,233)	$(264)

Loss Per Common Share
Basic	$(0.41)	$(0.07)	$(0.57)	$(0.07)

Diluted	$(0.41)	$(0.07)	$(0.57)	$(0.07)

Dividends Declared per Common Share	$—	$0.05	$—	$0.10

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Cash Flows from Operating Activities:
Net loss	$(2,134)	$(264)
Adjustments to reconcile net income (loss) to netcash provided by operating activities:
Provision for loan losses	1,420	1,095
Deferred tax benefit	(312)	(80)
Stock based compensation expense	9	11
Depreciation and amortization	527	445
Increase in valuation allowance on OREO properties	1,206	—
(Gain) loss on sale of other real estate owned	32	(23)
(Gain) loss on disposal of fixed assets	(11)	7
Gain on sale of securities	(95)	—
Income from bank owned life insurance	(179)	(180)
Net amortization/accretion of premiums and discounts on investments	4	16
Net (increase) decrease in other assets	85	58
Net increase (decrease) in other liabilities	522	(727)

Net cash provided by operating activities	1,074	358

Cash Flows from Investing Activities:
Increase in federal funds sold	(30,075)	—
Purchases of premises and equipment	(396)	(1,075)
Purchases of securities available-for-sale	(54,357)	(11,156)
Proceeds from sales, calls, maturities and principal repayments of securities available for sale	34,802	12,991
Purchase of FHLB stock	(58)	(408)
Acquisition of other real estate owned	—	(12)
Proceeds from the sale of other real estate owned	156	1,163
Proceeds from sale of premises and equipment	11	8
Net Increase in loans	(4,484)	(14,092)

Net cash used in investing activities	(54,401)	(12,581)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	40,610	(7,583)
Net originations (repayments) of other borrowings	(2,000)	8,153
Issuance of subordinated debt	—	5,000
Issuance of preferred stock	13,179	—
Increase (decrease) in repurchase agreements	(446)	1,547
Proceeds from exercise of stock options	—	424
Tax effect of stock options exercised	—	10
Cash dividends paid on preferred stock	(51)	—
Cash dividends paid on common stock	—	(395)

Net cash provided by financing activities	51,292	7,156

Net decrease in cash and cash equivalents	(2,035)	(5,067)
Cash and cash equivalents at beginning of period	10,491	20,948

Cash and cash equivalents at end of period	$8,456	$15,881

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,855	$9,560

Cash paid during the period for income taxes	$—	$—

Noncash investing and financing activities:
Decrease in fair value of securities available for sale, net of tax	$(497)	$(260)

Dividends declared	51	199

Foreclosed real estate	1,509	1,709

Transfer from OREO to premises and equipment	—	677

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited) (In thousands, except share and per share data)

	Common Stock		Common stock warrants	preferred stock	Discount on preferred stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2007	3,920,752	$19,604				$11,716	$8,476	$444	$40,240
Stock options exercised	66,622	333				91			424
Current Income tax benefit on options exercised						10			10
Stock compensation expense						11			11
Cash dividends declared ($.10 per share)							(397)		(397)
Comprehensive income:
Net loss							(264)		(264)
Other comprehensive loss								(260)	(260)

Total comprehensive loss									(524)

Balance, June 30, 2008	3,987,374	$19,937	0	0	0	$11,828	$7,815	$184	$39,764

Balance, December 31, 2008	3,891,174	$19,456				$11,625	$4,067	$1,443	$36,591
Vesting of restricted stock grants	667
Issuance of preferred stock and related common stock warrants			1,414	13,179	(1,414)				13,179
Preferred stock dividend							(51)		(51)
Preferred stock discount accretion					48		(48)		—
Expense of preferred stock issuance						(32)			(32)
Stock compensation expense						9			9
Comprehensive loss:
Net loss							(2,134)		(2,134)
Other comprehensive loss								(497)	(497)

Total comprehensive loss									(2,631)

Balance, June 30, 2009	3,891,841	$19,456	1,414	13,179	(1,366)	$11,602	$1,834	$946	$47,065

See accompanying notes

Notes to Consolidated Financial Statements

June 30, 2009 and 2008

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month and six month periods ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

Earnings per share have been computed based on the following:

	Six months ended June 30,
	2009	2008
Weighted average number of common shares oustanding used to calculate basic earnings per share	3,891,299	3,944,205
Additional potential common shares due to stock options	—	—

Weighted average number of common shares outstanding used to calculate diluted earnings per share	3,891,299	3,944,205

	Three months ended June 30,
	2009	2008
Weighted average number of common shares oustanding used to calculate basic earnings per share	3,891,423	3,967,400
Additional potential common shares due to stock options	—	—

Weighted average number of common shares outstanding used to calculate diluted earnings per share	3,891,423	3,967,400

Options to purchase shares that have been excluded from the diluted earnings per share calculation because they are antidilutive due to the loss in the second quarter of 2009 were 9,168 shares for the three months ended June 30, 2009 and 9,539 for the six month period ended June 30, 2009.

Similarly, at June 30, 2009, 475,024 warrants to purchase shares of the Company’s common stock at $4.16 per share are excluded from the diluted earnings per share calculation because they are anti-dilutive. These warrants were issued in connection with the United States Treasury’s investment in our preferred stock under the TARP – Capital Purchase Program.

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

The Company’s risk of loss with the unfunded loans and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2009, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(in thousands)
Loan commitments	$51,304
Letters of credit	$2,327

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

	Three-months ended June 30,		Six-months ended June 30,
	2009	2008	2009	2008
(In thousands)
Net loss	$(1,479)	$(259)	(2,134)	$(264)
Net unrealized loss on AFS securities, net of taxes	(690)	(638)	(497)	(260)

Comprehensive loss	$(2,169)	$(897)	(2,631)	$(524)

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

FASB Statement No. 141(r) - Business Combinations - This revision to statement No. 141 changes the way that acquiring entities will account for business combinations. Some of the more significant changes are that the equity securities issued as consideration will be valued at the date that the acquirer takes control of assets and assumes liabilities of the acquired company (typically would be the date of closing), and that direct costs of the acquisition will be expensed as incurred rather than capitalized. This statement is effective for transactions closing on or after January 1, 2009. The Company has not entered into any material business combination contracts so this statement has no anticipated impact on the consolidated financial statements.

FASB Statement No. 157 - Fair Value Measurements - This pronouncement creates a framework for consistently measuring fair value of financial assets and liabilities. SFAS 157 also requires increased interim and annual disclosure of the assumptions used to determine fair values. This pronouncement was adopted on January 1, 2008. FSP 157-3 deferred adoption of SFAS 157 for nonfinancial assets and liabilities until years beginning after November 15, 2008. The Company has adopted SFAS 157 with no material impact on financial statements.

FASB Staff Position No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-than-Temporary Impairments” was issued in April 2009. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make it more operational and to enhance the presentation and disclosure of other-than-temporary impairments in the financial statements. This statement clarifies the factors that should be used to determine whether an other-than-temporary impairment has occurred and requires a more detailed risk-oriented breakdown of major security types. This FSP shall be effective for interim and annual reporting periods ending June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not anticipate any impact on its consolidated financial statements.

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

•

Level 3 pricing is derived without the use of observable data. In such cases, market-to- market strategies are typically employed. Often, these types of instruments have no active market, possess unique characteristics and are thinly traded. Our impaired and other real estate loan balances fall into this category. We currently have no assets or liabilities that fall into this category.

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

	Total at 6/30/2009	Level 1	Level 2	Level 3
(In thousands)
Assets valued on a recurring basis
AFS securities	$127,607	$—	$127,607	—
Assets valued on a non-recurring basis
Impaired loans	10,947	—	10,947	—
Other real estate owned	7,149	—	7,149	—

Total	$145,703	$—	145,703	$—

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

Note 8. IMPAIRED LOANS

We had impaired loans of $10.9 million at June 30, 2009. Of those loans $6.3 million had specific reserves of $1.7 million at June 30, 2009. Loans classified as impaired with no specific reserve totaled $4.6 million for the same period. Included in the $6.3 million specific reserve balance is an impaired loan with a $2.0 million balance and an associated $190,000 specific reserve, as well as an impaired loan with a $1.9 million balance and a $354,000 specific reserve. Both of those loans are backed by a 75% USDA guarantee. Without these two loans, our impaired loan balance would have been $7.3 million at June 30, 2009. The interest accrued but not recognized on non-accrual loans was $946,000 for the period ended June 30, 2009.

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

The Bank began operations in December 1998 as a state chartered bank and currently has ten offices in the Piedmont region of North Carolina. The Bank competes for loans and deposits throughout the markets it serves. Like other financial institutions, the Bank, derives most of its revenue from net interest income which is the difference between the income it earns from loans and securities minus the interest expense it incurs on deposits and borrowings.

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

The Company’s Board of Directors has chosen not to pay a dividend on our outstanding common stock for the second quarter of 2009 nor did they pay one during the first quarter of 2009. The Bank will continue to evaluate on a quarterly basis whether payment of a dividend on common stock is warranted.

CHANGES IN FINANCIAL CONDITION

Total Assets

At June 30, 2009, total assets were $611.2 million compared to $562.0 million at December 31, 2008, and $511.9 million at June 30, 2008 representing a 8.8 percent increase over the year end amount.

Investment Securities

Investment securities totaled $132.0 million at June 30, 2009, compared to $113.1 million at December 31, 2008 and $58.4 million at June 30, 2008. Total investments increased $18.9 million or 16.7 percent from December 31, 2008.

The investment portfolio includes U.S. Government Agency bonds, mortgage-backed securities, corporate bonds, municipal bonds, and treasuries which were classified as either held to maturity or available-for-sale.

Loans and Allowance for Loan Losses

At June 30, 2009, the loan portfolio totaled $405.4 million and represented 66.3 percent of total assets compared to $405.4 million or 72.1 percent of total assets at December 31, 2008 and $406.7 million or 79.4 percent of total assets at June 30, 2008. Total loans decreased $38,000 from December 31, 2008 and $1.3 million from June 30, 2008. Real estate loans constituted approximately 70.4 percent of the loan portfolio, and commercial loans comprised approximately 20.4 percent of the total loan portfolio at June 30, 2009.

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

The following table describes the activity in our allowance for loan losses for the six-month periods ended June 30, 2009 and 2008.

	Six-months ended June 30,
	2009	2008
	(dollars in thousands)
Balance at beginning of period	$6,308	$4,245
Provision for loan losses	1,420	1,095
Charge-offs	(1,086)	(876)
Recoveries of loans previously charged-off	72	74

Balance at end of period	$6,714	$4,538

Ratio of allowance for loan losses to total loans at end of period	1.66%	1.12%

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

The following table summarizes information regarding our nonaccrual loans, other real estate owned, and certain other repossessed assets and loans, as of June 30, 2009 and December 31, 2008. On those dates, we had no loans categorized as troubled debt restructuring within the meaning of SFAS 15.

	June 30, 2009	December 31, 2008
	(dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate loans:
Mortgage	$1,581	$195
Commercial	2,809	5,466
Construction	2,766	285
Home Equity	—	—
Commercial business and consumers	3,891	771

Total nonaccrual loans	11,047	6,717

Accruing loans, which are contractually past due 90 days or more	1,813	—

Total non-performing loans	12,860	6,717

Other real estate owned, net	7,149	5,622

Total non-performing assets	$20,009	$12,339

Non-performing loans as a percentage of net loans	3.23%	1.68%
Total non-performing assets as a percentage of total assets	3.27%	2.20%

Of the $11.0 million in non-accrual loans on our books, $3.4 million of those were made to one customer. The remaining balance of these loans are backed by a 75% USDA guarantee which will limit the amount of potential additional loss the Bank may incur in regards to this loan.

While our nonaccrual loans continue to increase, management continues to closely monitor these loans and work to resolve their delinquency. In this difficult economic environment management is committed to working with our customers to the extent possible while being aggressive in identifying troubled assets in our portfolio.

Deposits

The Company’s deposit services include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. At June 30, 2009, total deposits were $485.1 million compared to $444.5 million at December 31, 2008 and $414.3 million at June 30, 2008. This change has been primarily the function of tremendous growth in our money market accounts during the last year, which has been partially offset by a significant reduction in our brokered deposits. The significant growth in money market accounts began in July 2008 when we offered a special money market rate that was good through June 30, 2009. We have used this opportunity to re-structure our balance sheet by creating more transaction accounts and deepening our relationship with existing customers while seeking new ones.

Our deposits are generated primarily within our banking market. However, the Company had $22.2 million in brokered deposits at June 30, 2009 compared to $32.3 million at December 31, 2008 and $67.1 million at June 30, 2008. Institutional certificates are solicited on the Internet through Express Data Corporation’s Quick-Rate CD Clearinghouse and represent approximately 0.08 percent of the Company’s total deposits or $397,000 at June 30, 2009.

Liquidity

Liquidity management is the process of managing assets and liabilities as well as their maturities to insure adequate funding for loan and deposit activity as well as continued growth of the Company. Sources of funding come from both the asset and liability side of the balance sheet. Asset side sources include cash and cash equivalents, federal funds sold and unpledged available for sale securities. These totaled $95.9 million at June 30, 2009 and $91.5 million at December 31, 2008. Liquidity sources from liabilities include deposits and lines of credit with other institutions. These sources are largely affected by our ability to attract and maintain deposits. Our deposits, together with equity capital, funded 87.1 percent of total assets at June 30, 2009. The Company has borrowing lines available from various correspondent banks and the Federal Home Loan Bank of Atlanta (FHLB) for short-term or long-term funding. At June 30, 2009, the Company had total borrowings of $23.0 million from the FHLB, with maturity dates on these borrowings extending through 2013. The Company also has a $5 million letter of credit with the FHLB that is uses to pledge toward public fund balances. A blanket lien on loans secured by residential 1-4 family dwellings, qualifying non-residential loans and home equity lines of credit is in place with the FHLB to secure these advances. The Company closely monitors and evaluates its overall liquidity position. We believe our liquidity position at June 30, 2009 is adequate to meet our operating needs.

Interest-Rate Sensitivity

Fluctuating interest rates, increased competition and changes in the regulatory environment continue to significantly affect the importance of interest-rate sensitivity management. Rate sensitivity arises when interest rates on assets change in a different period of time or in a different proportion to interest rates on liabilities. The primary objective of interest-rate sensitivity management is to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. The Company uses an asset/liability simulation model to project potential changes to the Company’s net interest margin, net income, and economic value of equity based on simulated changes to market interest rates, namely the prime rate. The Company is liability sensitive over the next twelve months, which means that interest-bearing liabilities could re-price more quickly than interest earning assets. Theoretically, the Company’s net interest margin will decline if market interest rates rise or improve if market interest rates fall.

Capital Adequacy

We are required to comply with the capital adequacy standards established by the Federal Deposit Insurance Corporation (FDIC). The FDIC has issued risk-based capital and leverage capital guidelines for measuring the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for us to be considered in compliance with the FDIC’s requirements. On June 30, 2009, the Bank’s Total Capital Ratio and Tier 1 Capital Ratio were 11.63% and 10.38%, respectively, which were well above the minimum levels required by the FDIC’s guidelines. On June 30, 2009 our Leverage Capital Ratio was 7.86%, which was also well above the minimum level required by the FDIC’s guidelines. However, banking regulators generally have the ability to require more stringent standards than those otherwise set forth in regulations, and, as previously disclosed in our 2008 Annual Report on Form 10-K, our and the Bank’s Board of Directors have entered into informal agreements with our respective banking regulators which, among other things, require that the Bank maintain capital levels in excess of normal statutory minimums, including a Leverage Capital Ratio of not less than 7.5% and other ratios at least at “well capitalized” levels and that we and the Bank seek the approval of our respective regulators prior to the payment of any cash dividend. The Bank’s Leverage Capital ratio was above the required percentage at June 30, 2009. The BankCorp ratios at June 30, 2009 were also well above minimum requirements to be considered well capitalized.

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

RESULTS OF OPERATIONS

Three-Month Period Ended June 30, 2009 and June 30, 2008

The Company had a net loss available to common shareholders of $1.6 million or $(0.41) per diluted share available to common shareholders for the three-month period ended June 30, 2009 while reporting a net loss available to common shareholders of $259,000 or $(0.07) per diluted share for the three-month period ended June 30, 2008.

Net interest income, or the difference between income generated by earning assets (primarily loans, investment securities, and interest-bearing balances) and the expense incurred on interest bearing liabilities (primarily deposits and borrowed funds used to fund earning assets), is the Company’s primary source of earnings. The Company’s net interest income for the three-month period ended June 30, 2009 and 2008 was $3.0 million and $3.2 million, respectively. Our cost of funds has actually declined during the twelve month period despite significant growth in our money market account balances. However, the lack of loan growth as well as the increase in non-accrual loans have been the primary factors contributing to the decline in our net interest margin. We have de-coupled our bank prime rate from the Wall Street Journal prime rate in an effort to minimize the effect of the current low rate environment on our net interest margin.

Interest expense for the three-month period ending June 30, 2009 was $4.4 million compared to $4.2 million during the same period in 2008. This was an increase of $225,000 or 5.4%. This is a small increase especially in light of the significant increases in deposit balances during the time period.

Non-interest income was $610,000 for the three-months compared to $518,000 for the three-month period ended June 30, 2008. The non-interest income total includes service charges on deposit accounts, bank owned life insurance, and mortgage broker fees. The $92,000 year over year increase was primarily the result of a $95,000 gain on the sale of investment securities during the quarter.

Non-interest expense was $5.2 million for the three-months ended June 30, 2009, compared to $3.3 million for the same period in 2008 an increase of $1.9 million or 57.4 percent. Salary expense decreased $66,000 over the same quarter in the previous year which was primarily a result of the Bank’s efforts to reduce expense. Occupancy expense increased $51,000 while other non-interest expense increased $1.9 million. This increase was primarily attributable to a $1.2 million write-down on several OREO properties. The majority of the remaining increase came from increased FDIC deposit insurance premiums. The effective tax benefit rate for the three-month period ended June 31, 2009 was 35.1% compared to 34.8% for the three-months ended June 30, 2008.

Six-Month Period Ended June 30, 2009 and June 30, 2008

The Company had net loss available to common shareholders of $2.2 million or $(0.57) per diluted share for the six-month period ended June 30, 2009 and net loss available to common shareholders of $264,000 or $(0.07) per diluted share for the six-month period ended June 30, 2008.

Net interest income, or the difference between income generated by earning assets (primarily loans, investment securities, and interest-bearing balances) and the expense incurred on interest bearing liabilities (primarily deposits and borrowed funds used to fund earning assets), is the Company’s primary source of earnings. The Company’s net interest income for the six-month period ended June 30, 2009 and 2008 was $6.2 million and $6.4 million, respectively.

Interest expense for the six-month period ending June 30, 2009 was $8.8 million compared to $8.9 million during the same period in 2008. The $81,000 decrease left the Company relatively flat year over year.

Principal factors leading to the decrease in net income for the six-month period ended in 2009, relative to 2008, were declines in the Company’s net interest income, an increase in the provision for loan losses and increased non-interest expense. For the six-month period ended in 2009, the net interest margin declined to 2.31% from 2.75% in 2008. During this period, while we reduced our cost of funds by 69 basis points, our yield on earning assets fell by 101 basis points which led to the decrease in our net interest margin. The decrease in our yield on earning assets was a combination of the continuation of pressure on loan rates, borrower’s reluctance to borrow and increased credit underwriting standards. The provision for loan losses increased $325,000 from the previous year primarily due to charge offs and the identification of loans that required specific reserves by Bank’s management.

Non-interest income was $948,000 for the six-months compared to $970,000 for the six-month period ended June 30, 2008. The non-interest income total includes service charges on deposit accounts, bank owned life insurance, and mortgage broker fees. The $22,000 year over year decrease was largely a result of a decrease in NSF and commercial service charge fees. These decreases were partially offset by a $95,000 gain on securities sold during 2009.

Non-interest expense was $9.0 million for the six-months ended June 30, 2009, compared to $6.7 million for the same period in 2008, an increase of $2.3 million or 34.4 percent. Salaries and benefits decreased $242,000, occupancy expense increased $114,000 and other non-interest expense increased $2.4 million for the current year period. The increase in non-interest expense was primarily due to the $1.2 million write-down on OREO properties previously mentioned. Also contributing to the increase are the substantially elevated FDIC insurance premiums due to the one-time special assessment being levied on all banks during 2009.

The Bank accrued a tax benefit of 34.3% for the six months ending June 30, 2009 and 2008. The tax benefit rates were a result of the Company’s year to date losses.

DISCLOSURES ABOUT FORWARD LOOKING STATEMENTS

This Report and its exhibits contain statements relating to our financial condition, results of operations, plans, strategies, trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts. Those statements may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of the Company’s management about future events. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in reports the Company files with the Securities and Exchange Commission from time to time. Copies of those reports are available directly through the Commission’s website at www.sec.gov. Other factors that could influence the accuracy of such forward-looking statements include, but are not limited to, (a) changes in competitive pressures among depository and other financial institutions or in the Company’s ability to compete successfully against the larger financial institutions in its banking markets; (b) the financial success or changing strategies of the Company’s customers; (c) actions of government regulators, or changes in laws, regulations or accounting standards, that adversely affect the Company’s business; (d) changes in the interest rate environment and the level of market interest rates that reduce the Company’s net interest margins and/or the volumes and values of loans it makes and securities it holds; (e) changes in general economic or business conditions and real estate values in the Company’s banking markets (particularly changes that affect the Company’s loan portfolio, the abilities of its borrowers to repay their loans, and the values of loan collateral); (f) the impact on financial institutions in general of recent adverse conditions in the banking industry and the credit and securities markets; and (g) other developments or changes in our business that the Company does not expect. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company has no obligation, and does not intend, to update these forward-looking statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that we are able to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

Except as described below, in connection with the above evaluation no change in the Company’s internal control over financial reporting was identified that occurred during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As described in the Company’s 2008 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, in connection with management’s evaluation of the Company’s disclosure controls and procedures as of December 31, 2008 and March 31, 2009 the Chief Executive Officer and Principal Financial Officer determined that:

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

During the second quarter of 2009, the Company’s management has addressed the above conditions and has implemented remedial measures, including designing and implementing additional control and review procedures to ensure that the Company can more accurately estimate its allowance for loan losses and the value of other real estate and that reports from the Company’s bond accounting service are complete as they relate to market values of held to maturity securities.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 27, 2009. At the meeting, the shareholders:

•	elected 14 directors for terms of one year each; and

•	approved a non-binding “say-on-pay” resolution regarding our executive compensation policies and procedures.

Name of Nominee or Description of Other Matter Voted On	Shares Voted “For”	Shares “Withheld”	Shares Abstained	Broker “NonVotes”
Election of Directors
Jerry W. Anderson	2,894,504	189,695	N/A	N/A
Alan M. Bailey	2,880,706	203,493	N/A	N/A
William A. Burnette	3,015,254	68,945	N/A	N/A
John A. Drye	2,889,702	194,498	N/A	N/A
Thomas G. Fleming	3,019,454	64,745	N/A	N/A
John W. Googe	2,885,002	199,198	N/A	N/A
Henry H. Land	2,875,904	208,296	N/A	N/A
Michel D. Larrowe	2,889,602	194,598	N/A	N/A
Steven G. Laymon	2,878,978	205,221	N/A	N/A
Robert E. Marziano	3,018,709	65,490	N/A	N/A
Grady L. McClamrock, Jr	2,890,617	193,582	N/A	N/A
Lynne S. Safrit	2,859,714	224,486	N/A	N/A
Francis W. Slate	2,871,535	212,664	N/A	N/A
Stephen R. Talbert	2,874,138	210,062	N/A	N/A

	Shares Voted “For”	Shares Voted “Against”	Shares Abstained	Broker “NonVotes”
Proposal to Vote on a Non-Binding Advisory Resolution	2,718,853	153,394	211,952	0

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are being furnished or filed with this report.

3.01    The Company’s Articles of Incorporation, as amended (incorporated by reference from Exhibits to Current Report on Form 8-K dated April 13, 2009)

4.01    Warrant to purchase shares of the Company’s common stock dated April 17, 2009 (incorporated by reference from Exhibits to Registration Statement on Form S-3, File No. 333-159934)

4.02    Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A thereto) between the Company and the United States Department of the Treasury (incorporated by reference from Exhibits to Registration Statement on Form S-3, File No. 333-159934)

4.03    ARRA Letter Agreement dated April 17, 2009 between the Company and the United States Department of the Treasury (incorporated by reference from Exhibits to Registration Statement on Form S-3, File No. 333-159934)

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

BANK OF THE CAROLINAS CORPORATION

Date: August 14, 2009	By:	/s/ Robert E. Marziano
Robert E. Marziano
President and Chief Executive Officer
Date: August 14, 2009
	By:	/s/ Michelle L. Clodfelter
Michelle L. Clodfelter
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.01	The Company’s Articles of Incorporation, as amended (incorporated by reference from Exhibits to Current Report on Form 8-K dated April 13, 2009)
4.01	Warrant to purchase shares of the Company’s common stock dated April 17, 2009 (incorporated by reference from Exhibits to Registration Statement on Form S-3, File No. 333-159934)
4.02	Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A thereto) between the Company and the United States Department of the Treasury (incorporated by reference from Exhibits to Registration Statement on Form S-3, File No. 333-159934)
4.03	ARRA Letter Agreement dated April 17, 2009 between the Company and the United States Department of the Treasury (incorporated by reference from Exhibits to Registration Statement on Form S-3, File No. 333-159934)
31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (furnished herewith)
31.02	Certification of our Principal Financial Officer pursuant to Rule 13a-14(a)(furnished herewith)
32.01	Certifications of our Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)