Form 10-Q
period 2009-09-30
Bank of the Carolinas CORP
filed 2009-11-13
CIK 1365997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

On November 13, 2009 there were 3,897,174 outstanding shares of the registrant’s common stock.

BANK OF THE CAROLINAS CORPORATION

FORM 10-Q

September 30, 2009

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bank of the Carolinas Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30 2009	December 31 2008*
	(Unaudited)
Assets:

Cash and due from banks	$44,519	$8,271
Federal funds sold and interest-bearing deposits in banks	24,136	2,220
Securities held to maturity	4,370	4,500
Securities available for sale	161,129	108,639

Loans	391,592	405,402
Less, allowance for loan losses	(6,197)	(6,308)

Total loans, net	385,395	399,094
Premises and equipment	14,289	15,324
Other real estate owned	8,471	5,622
Bank owned life insurance	9,917	9,645
Deferred tax assets	1,553	1,326
Accrued interest receivable	2,527	3,039
Other assets	7,795	4,327

Total assets	$664,101	$562,007

Liabilities and Shareholders’ Equity:

Deposits:
Noninterest-bearing demand deposits	$38,139	$27,507
Interest-bearing demand deposits	31,529	28,173
Money market deposits	264,492	210,378
Savings deposits	11,257	21,903
Time deposits	199,827	156,579

Total deposits	545,244	444,540

Securities sold under agreements to repurchase	46,358	46,557
Federal Home Loan Bank advances	15,000	25,000
Subordinated debt	7,855	7,855
Other liabilities	1,651	1,464

Total liabilities	616,108	525,416

Commitments and Contingencies

Shareholders’ Equity:

Preferred stock, no par value:
Authorized 3,000,000 shares; issued 13,179 shares (with a liquidation preference of $1,000 per share) at September 30, 2009 and none at December 31, 2008	$13,179	$—
Discount on preferred stock	(1,306)	—

Common stock, par value $5 per share:
Authorized 15,000,000 shares; issued 3,897,174 shares at September 30, 2009 and 3,891,174 at December 31, 2008	19,486	19,456
Additional paid-in capital	12,972	11,625
Retained earnings	2,304	4,067
Accumulated other comprehensive income	1,358	1,443

Total shareholders’ equity	47,993	36,591

Total liabilities and shareholders’ equity	$664,101	$562,007

*	Derived from audited consolidated financial statements.

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Interest income
Interest and fees on loans	$5,875	$6,268	$17,904	$19,962
Interest on securities	1,641	1,202	4,539	2,638
Other interest income	13	61	56	181

Total interest income	7,529	7,531	22,499	22,781

Interest expense
Interest on deposits	2,657	3,764	9,843	11,958
Interest on borrowed funds	776	757	2,364	1,418

Total interest expense	3,433	4,521	12,207	13,376

Net Interest income	4,096	3,010	10,292	9,405
Provision for loan losses	1,046	3,150	2,466	4,245

Net interest income (loss) after provision for loan losses	3,050	(140)	7,826	5,160

Noninterest income
Customer service charges and fees	368	384	1,019	1,105
Income from bank owned life insurance	92	93	272	273
Gains on sales of available for sale securities	1,246	—	1,341	—
Other income (loss)	9	(7)	31	62

Total non-interest income	1,715	470	2,663	1,440

Noninterest expense
Salaries and benefits	1,611	1,720	4,959	5,329
Occupancy and equipment	553	502	1,647	1,482
FDIC insurance expense	217	80	932	240
Valuation provisions and net operating costs associated with foreclosed real estate	297	195	1,759	215
Goodwill impairment charge		591	—	591
Data processing expense	330	217	785	643
Other	838	835	2,735	2,312

Total non-interest expense	3,846	4,140	12,817	10,812

Income (loss) before income taxes	919	(3,810)	(2,328)	(4,212)
Provision for income taxes	137	(1,090)	(976)	(1,228)

Net income (loss)	782	(2,720)	(1,352)	(2,984)
Dividends and accretion on preferred stock	(312)	—	(411)	—

Net income (loss) available to common shareholders	$470	$(2,720)	$(1,763)	$(2,984)

Earnings (loss) per common share:
Basic	$0.12	$(0.69)	$(0.45)	$(0.76)

Diluted	$0.12	$(0.69)	$(0.45)	$(0.76)

Cash dividends declared per common share	$—	$0.05	$—	$0.15

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(1,763)	$(2,984)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	2,466	4,245
Stock based compensation expense	9	17
Depreciation and amortization	805	675
Increase in valuation allowance on other real estate owned	1,206	—
Loss on sale of other real estate owned	229	151
(Gain) loss on disposal of premises and equipment	(11)	33
Gain on sale of securities	(1,341)	—
Income from bank owned life insurance	(272)	(273)
Net amortization/accretion of premiums and discounts on investments	4	23
Net change in other assets	(1,604)	(1,570)
Net change in other liabilities	493	(421)

Net cash provided (used) by operating activities	221	(104)

Cash Flows from Investing Activities:
Increase in federal funds sold	(24,000)	—
Purchases of premises and equipment	(506)	(1,396)
Purchases of securities	(164,405)	(64,980)
Proceeds from sales, calls, maturities and principal repayments of securities available for sale	113,071	18,939
Sale (purchase) of FHLB stock	(58)	313
Improvements made to other real estate owned	—	(12)
Proceeds from sales of other real estate owned	414	1,542
Proceeds from sale of premises and equipment	68	8
Net (increase) decrease in loans	5,892	(20,474)

Net cash used in investing activities	(69,524)	(66,060)

Cash Flows from Financing Activities:
Net increase in deposits	100,704	30,668
Net repayments of other borrowings	(10,000)	(16,358)
Issuance of subordinated debt	—	7,700
Issuance of preferred stock	13,179	—
Increase (decrease) in repurchase agreements	(199)	47,225
Proceeds from exercise of stock options	—	424
Tax effect of stock options exercised	—	10
Common stock acquired	—	(722)
Cash dividends paid on preferred stock	(217)	—
Cash dividends paid on common stock	—	(590)

Net cash provided by financing activities	103,467	68,357

Net increase in cash and cash equivalents	34,164	2,193
Cash and cash equivalents at beginning of period	10,491	20,948

Cash and cash equivalents at end of period	$44,655	$23,141

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,350	$14,124

Cash paid during the period for income taxes	$—	$—

Noncash investing and financing activities:
Decrease in fair value of securities available for sale, net of tax	$85	$95
Dividends accrued, not paid on preferred stock	86	—
Dividends declared, not paid on common stock	—	199
Transfer from loans to other real estate owned	5,220	4,985
Transfer other real estate owned to premises and equipment	—	677

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited) (In thousands, except share and per share data)

	Preferred Stock		Discount on Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2007	—	$—	$—	3,920,752	$19,604	$11,716	$8,476	$444	$40,240
Stock options exercised				66,622	333	91			424
Repurchased shares				(96,200)	(481)	(241)			(722)
Current income tax benefit on options exercised						10			10
Stock based compensation expense						17			17
Cash dividends declared ($.15 per share)							(590)		(590)
Comprehensive income (loss):									—
Net income (loss)							(2,984)		(2,984)
Other comprehensive income (loss)								(95)	(95)

Total comprehensive income (loss)									(3,079)

Balance, September 30, 2008	—	$—	$—	3,891,174	$19,456	$11,593	$4,902	$349	$36,300

Balance, December 31, 2008	—	$—	$—	3,891,174	$19,456	$11,625	$4,067	$1,443	$36,591
Issuance of 13,179 shares of preferred stock	13,179	13,179							13,179
Issuance of warrants to purchase 475,204 shares of common stock at $4.16 per share			(1,414)			1,414			—
Cost associated with issuing preferred shares and common stock warrants						(46)			(46)
Issuance of restricted common shares				6,000	30	(30)			—
Stock based compensation expense						9			9
Cash dividends on preferred stock							(303)		(303)
Discount accretion on preferred stock			108				(108)		—
Comprehensive income (loss):
Net income (loss)							(1,352)		(1,352)
Other comprehensive income (loss)								(85)	(85)

Total comprehensive income (loss)									(1,437)

Balance, September 30, 2009	13,179	$13,179	$(1,306)	3,897,174	$19,486	$12,972	$2,304	$1,358	$47,993

See accompanying notes

Notes to Consolidated Financial Statements

September 30, 2009 and 2008

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the financial information included in these unaudited financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The results presented here are for Bank of the Carolinas Corporation (“the Company”), the parent company of Bank of the Carolinas (“the Bank”). The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s annual report on Form 10-K for the year ended December 31, 2008. This quarterly report should be read in conjunction with the annual report. Because the Company has no separate operations and conducts no business on its own other than owning the Bank, this discussion concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to as “the Company” unless otherwise noted.

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

Earnings per share have been computed based on the following:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Weighted average number of common shares oustanding used to calculate basic earnings per share	3,897,174	3,936,649	3,893,350	3,941,582
Additional potential common shares due to stock options	4,561	—	—	—

Weighted average number of common shares outstanding used to calculate diluted earnings per share	3,901,735	3,936,649	3,893,350	3,941,582

There were 29,587 additional potential common shares for the nine-month period ended September 30, 2009 that were anti-dilutive due to the net loss incurred for the period and therefore not included in weighted average diluted shares used to calculate diluted earnings per share. There were 30,063 additional potential shares for the three-month period and 40,455 additional potential shares for the nine-month period ended September 30, 2008 that were anti-dilutive due to the net losses incurred for those periods and not included in weighted average diluted shares used to calculate diluted earnings per share.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

(Unaudited)

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

The Company’s risk of loss related to unfunded loan commitments and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2009, outstanding financial instruments whose contract amounts represent credit risk were approximately:

(in thousands)
Loan commitments	$48,729
Letters of credit	$2,477

NOTE 4. COMPREHENSIVE INCOME (LOSS)

Generally accepted accounting principles require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component in the equity section of the balance sheet. Such items, along with net income, are considered components of comprehensive income (loss). Accounting principles do not require per share amounts of comprehensive income (loss) to be disclosed. The following information reconciles net income (loss) to comprehensive income (loss).

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net Income (loss)	$782	$(2,720)	$(1,352)	$(2,984)
Net unrealized gain (loss) on AFS securities, net of taxes	412	165	(85)	(95)

Comprehensive income (loss)	$1,194	$(2,555)	$(1,437)	$(3,079)

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

ASC 740 “Accounting for Uncertainty in Income Taxes”. ASC 740 states that a company should evaluate the certainty that a tax position taken will be sustained upon examination. If the Company should determine upon evaluation that a position is likely to not be upheld then the institution is responsible for its recognition on the financial statements. The Company adopted this standard on January 1, 2008 with no material impact on the consolidated financial statements.

ASC 805 - Business Combinations - This statement changes the way that acquiring entities will account for business combinations. Some of the more significant changes are that the equity securities issued as consideration will be valued at the date that the acquirer takes control of assets and assumes liabilities of the acquired company (typically, the date of closing), and that direct costs of the acquisition will be expensed as incurred rather than capitalized. This statement is effective for transactions closing on or after January 1, 2009. The Company has not entered into any material business combination contracts so this statement has no anticipated impact on the consolidated financial statements.

ASC 820 - Fair Value Measurements - This pronouncement creates a framework for consistently measuring fair value of financial assets and liabilities. ASC 820 also requires increased interim and annual disclosure of the assumptions used to determine fair values. This pronouncement was adopted on January 1, 2008. FSP 157-3 deferred adoption of ASC 820 for nonfinancial assets and liabilities until years beginning after November 15, 2008. The Company has adopted ASC 820 with no material impact on financial statements.

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

(Unaudited)

ASC 320 “Recognition and Presentation of Other-than-Temporary Impairments” was issued in April 2009. These statements amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make it more operational and to enhance the presentation and disclosure of other-than-temporary impairments in the financial statements. These statements clarify the factors that should be used to determine whether an other-than-temporary impairment has occurred and require a more detailed risk-oriented breakdown of major security types. These statements were effective for interim and annual reporting periods ending June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted these standards June 30, 2009 with no material impact on the consolidated financial statements.

NOTE 6. FAIR VALUE

Effective January 1, 2008, the Company adopted ASC 820 which requires that certain assets and liabilities be measured at fair value and to record any adjustments to the fair value of those assets. Securities are recorded at fair value on a recurring basis while other assets, such as impaired loans, are recorded at fair value on a non-recurring basis.

The Company uses three levels of measurement to group those assets measured at fair value. These groupings are made based on the markets the assets are traded in and the reliability of the assumptions used to determine fair value. The groupings include:

•

Level 1 pricing for an asset or liability is derived from the most actively traded markets and considered very reliable. Quoted prices on actively traded equities, for example, fall into this category.

•

Level 2 pricing is derived from observable data including market spreads, current and projected rates, prepayment data and credit quality. Our bond price adjustments fall into this category as well as impaired loans and other real estate owned balances that use appraisals or brokered price opinions to determine fair value.

•

Level 3 pricing is derived without the use of observable data. Typically, these types of instruments have no active market, possess unique characteristics and are thinly traded. We currently have no assets or liabilities that fall into this category.

The Company’s investment securities are measured on a recurring basis through a model maintained by our bond agent which derives prices based on actively-quoted rates, prepayment models and other underlying credit and collateral data. All of our bond price adjustments meet Level 2 criteria.

Our impaired loans and other real estate owned fall into the Level 2 criteria. These assets are marked to market value, if lower than the current loan balance, from either their most recent appraisals or a broker’s price opinion, whichever is most recent.

The following table summarizes the Company’s listed assets measured at fair value at September 30, 2009.

	At September 30, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets valued on a recurring basis:
AFS securities	$161,129	$—	$161,129	$—
Assets valued on a non-recurring basis:
Impaired loans	10,785	—	10,785	—
Other real estate owned	8,471		8,471

Total	$180,385	$—	$180,385	$—

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009 and 2008

(Unaudited)

NOTE 7. SUBORDINATED DEBT

The Company has issued $5.155 million of junior subordinated debentures to its wholly-owned capital trust subsidiary, Bank of the Carolinas Trust I (the “Trust”), which, in turn, has issued trust preferred securities having a like liquidation amount. The Company has fully and unconditionally guaranteed the Trust’s obligations related to the trust preferred securities.

A description of the trust preferred securities is as follows:

Issuing Entity	Date of Issuance	Interest Rate	Maturity Date	Principal Amount
Bank of the Carolinas Trust I	March 26, 2008	Libor + 3.00%	March 26, 2038	$5,155,000

The Trust has the right to redeem the trust preferred securities in whole or in part, on or after March 26, 2013. If the trust preferred securities are redeemed on or after March 26, 2013, the redemption price will be 100% of the principal amount plus accrued and unpaid interest. In addition, the Trust may redeem the trust preferred securities in whole (but not in part) at any time within 90 days following the occurrence of a tax event, an investment company event or a capital treatment event at a special redemption price (as defined in the indenture).

The Company also has issued $2.7 million dollars of private placement subordinated debt at a rate of Prime plus 75 basis points. The Company has the right to repay the debt at any time with no prepayment penalty. The debt was issued on August 13, 2008 and matures on August 13, 2018. The Company makes monthly interest payments on the outstanding debt to the holder of the note.

NOTE 8. IMPAIRED LOANS

The Company had impaired loans of $10.8 million at September 30, 2009. Of those loans, $5.1 million had specific reserves of $1.5 million. Loans classified as impaired with no specific reserve totaled $5.7 million as of the same date.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Introduction

Bank of the Carolinas Corporation (“the Company”) is the parent holding company of Bank of the Carolinas (“the Bank”). Because the Company has no separate operations and conducts no business on its own other than owning the Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as “the Company” unless otherwise noted.

The Bank began operations in December 1998 as a state chartered bank and currently has ten offices in the Piedmont region of North Carolina. The Bank competes for loans and deposits throughout the markets it serves. The Bank, like most community banks, derives most of its revenue from net interest income which is the difference between the income it earns from loans and securities and the interest expense it incurs on deposits and borrowings.

Recent Developments

In late March 2009, the Company was approved for participation in the Capital Purchase Program (CPP) by the United States Treasury Department. On April 17, 2009, the Company accepted a $13.179 million capital infusion from the United States Treasury in the form of Series A preferred stock. This issue of preferred stock is considered Tier 1 capital for purposes of determining regulatory capital. The stock pays cumulative dividends of 5% per annum for the first five years and 9% per annum thereafter. As a part of the preferred stock issuance, the Company also issued warrants to the United States Treasury to purchase 475,204 shares of the Company’s common stock at an exercise price of $4.16 per share with a term of ten years.

CHANGES IN FINANCIAL CONDITION

Total Assets

At September 30, 2009, total assets were $664.1 million compared to $562.0 million at December 31, 2008, and $570.9 million at September 30, 2008. The September 30, 2009 amount represents an increase of 18.2% compared to December 31, 2008 and an increase of 16.3% from September 30, 2008.

Investment Securities

Investment securities totaled $165.5 million at September 30, 2009, compared to $113.1 million at December 31, 2008 and $106.6 million at September 30, 2008. Total investment securities increased $52.4 million or 46.3% from December 31, 2008 and $58.9 million or 55.3% from September 30, 2008. The Company held $4.4 million of securities that were classified as held to maturity at September 30, 2009 and $4.5 million of securities that were classified as held to maturity at December 31, 2008 and September 30, 2008. A break-down of the Company’s investment securities holdings by major category at the indicated dates follows.

Breakdown of Investment Securities

	Carrying Value
	September 30, 2009	December 31, 2008	September 30, 2008
	(In thousands)
U.S. Government Agencies bonds	$71,176	$32,479	$32,371
State and Municipal bonds	6,234	11,335	9,530
Corporate debt	7,279	7,436	6,229
Mortgage-backed securities	80,810	61,889	58,457

Total Investment securities	$165,499	$113,139	$106,587

Loans and Allowance for Loan Losses

At September 30, 2009, the loan portfolio totaled $391.6 million and represented 59.0% of total assets compared to $405.4 million or 72.1% of total assets at December 31, 2008 and $406.9 million or 71.3% of total assets at September 30, 2008. Total loans at September 30, 2009 decreased $13.8 million or 3.4% from December 31, 2008 and $15.3 million or 3.8% from September 30, 2008. Real estate loans (including commercial real estate) constituted approximately 79.1% of the loan portfolio, and commercial business loans comprised approximately 19.4% of the total loan portfolio at September 30, 2009. A break-down of the Company’s loan portfolio by major category at the indicated dates follows.

Analysis of Loan Portfolio

	September 30, 2009		December 31, 2008		September 30, 2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Commercial	$157,056	40.1%	$154,463	38.1%	$149,809	36.8%
Residential 1-4 family	68,481	17.5	68,876	17.0	67,972	16.7
Construction	54,054	13.8	60,476	14.9	63,009	15.5
Home equity	30,269	7.7	29,656	7.3	27,768	6.8

Total real estate loans	$309,860	79.1%	$313,471	77.3%	$308,558	75.8%
Commercial business loans	75,909	19.4	84,282	20.8	87,436	21.5
Consumer loans	4,474	1.1	5,989	1.5	6,116	1.5
Other loans	1,349	0.4	1,660	0.4	4,776	1.2

Total loans	$391,592	100.0%	$405,402	100.0%	$406,886	100.0%

Allowance for loan losses	(6,197)		(6,308)		(4,218)

Total loans, net	$385,395		$399,094		$402,668

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

The appropriateness of the allowance for loan losses is measured on a quarterly basis using an allocation model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses. It must be emphasized, however, that the determination of the reserve using the Company’s procedures and methods rests upon various judgments and assumptions about current economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. In addition, various regulatory agencies, as an integral part of their routine examination process, periodically review the Company’s allowance. Those agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examinations. The Company believes the allowance is appropriate based on management’s current analysis.

The allowance for loan losses at September 30, 2009, was relatively unchanged from the allowance at December 31, 2008. This is the result of the provision for credit losses essentially covering net charge-offs for the nine-month period and stabilization in the overall level of nonperforming loans compared to December 31, 2008. While the Company has not participated in subprime lending activities, we have been affected by the economic downturn in several of our markets. We continue to work with our customers with troubled credit relationships to the extent that it is reasonably possible. The Company has historically been aggressive in identifying and recording losses as we believe they are necessary and we believe our provision for losses and loan loss allowance reflect that philosophy. Our allowance for loan loss at September 30, 2009 has increased significantly from September 30, 2008 in terms of both actual dollar amount and as a percentage of loans as a result of the economic environment and management’s efforts to identify and deal with problem credits.

The following table sets forth the activity in our allowance for loan losses for the nine-month periods ended September 30, 2009 and 2008.

	Nine months ended September 30,
	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$6,308	$4,245
Provision for loan losses	2,466	4,245
Charge-offs	(2,777)	(4,450)
Recoveries of loans previously charged-off	200	178

Net charge-offs	(2,577)	(4,272)

Balance at end of period	$6,197	$4,218

Ratio of allowance for loan losses to total loans at end of period	1.58%	1.04%
Annualized net charge-offs as a percent of average loans	0.85%	1.41%

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

The following table summarizes information regarding our nonaccrual loans, other real estate owned, and 90-day and over past due loans, as of September 30, 2009, December 31, 2008 and September 30, 2008. On those dates, we had no loans categorized as “troubled debt restructurings” pursuant to Generally Accepted Accounting Principles.

Nonperforming Assets

	September 30, 2009	December 31, 2008	September 30, 2008
	(Dollars in thousands)
Loans classified as nonaccrual:
Real estate loans:
Commercial	$1,980	$5,466	$1,528
Mortgage	2,381	195	—
Construction	2,501	285	285
Commercial business and other	159	771	5,357

Total nonaccrual loans	7,021	6,717	7,170
Accruing loans, which are contractually past due 90 days or more	—	—	2,746

Total non-performing loans	7,021	6,717	9,916
Other real estate owned, net	8,471	5,622	5,155

Total non-performing assets	$15,492	$12,339	$15,071

Non-performing loans as a percentage of loans	1.79%	1.68%	2.28%
Total non-performing assets as a percentage of total assets	2.33%	2.20%	2.64%

Deposits

The Company’s deposit services include business and individual checking accounts, savings accounts, NOW accounts, money market accounts, IRA deposits and certificates of deposit. At September 30, 2009, total deposits were $545.2 million compared to $444.5 million at December 31, 2008 and $452.6 million at September 30, 2008. The September 30, 2009 amounts represent an increase of 22.7% over December 31, 2008 and an increase of 20.5% over September 30, 2008. While the Company’s overall deposits have increased over the periods, the mix of deposits has also changed substantially. At September 30, 2009, money-market deposits comprised 48.5% of total deposits compared to 47.3% at December 31, 2008 and 38.7% at September 30, 2008. While the Company’s deposits are generated primarily within its banking market, brokered deposits totaled $86.1 million and made-up 15.8% of total deposits at September 30, 2009, compared to $32.3 million, or 7.3%, at December 31, 2008 and $39.6 million, or 8.8% at September 30, 2008. The Company has chosen to increase brokered deposits in recent months to fund discretionary assets and increase liquidity. The Company does not view brokered deposits as a core source of funding and will likely allow significant amounts of these funds to roll-off in coming months.

The Company has focused on developing long term relationships with its customers through establishing core deposit relationships, particularly through increased money market and demand deposit accounts. This focus is evidenced through the substantial year over year increase in these deposits. The Company believes that this strategy will result in an increase in our net interest margin through the addition of long term profitable relationships with an expanded customer base.

Liquidity

Liquidity management is the process of managing assets and liabilities as well as their maturities to insure adequate funding for loan and deposit activity as well as continued growth of the Company. Sources of funding come from both the asset and liability side of the balance sheet. Asset side sources include cash and cash equivalents, federal funds sold and unpledged available for sale securities. These totaled $140.5 million at September 30, 2009, $91.5 million at December 31, 2008 and $60.2 million at September 30, 2008. Liquidity sources from liabilities include deposits and lines of credit with other institutions. These sources are largely affected by our ability to attract and maintain deposits. Our deposits, together with equity capital, funded 89.3% of total assets at September 30, 2009. The Company has $14.0 million in borrowing lines available from various correspondent banks and $55.0 million in additional borrowing capacity at the Federal Home Loan Bank of Atlanta (FHLB) for short-term or long-term funding. At September 30, 2009, the Company had total borrowings of $15.0 million from the FHLB, with maturity dates on these borrowings extending through 2013. A blanket lien on loans secured by residential 1-4 family dwellings, qualifying non-residential loans and home equity lines of credit is in place with the FHLB to secure these advances. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at September 30, 2009 is adequate to meet its operating needs.

Interest Rate Sensitivity

Fluctuating interest rates, increased competition and changes in the regulatory environment continue to significantly affect the importance of interest-rate sensitivity management. Rate sensitivity arises when interest rates on assets change in a different period of time or in a different proportion to interest rates on liabilities. The primary objective of interest-rate sensitivity management is to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. The Company uses an asset/liability simulation model to project potential changes to the Company’s net interest margin, net income, and economic value of equity based on simulated changes to market interest rates, namely the prime rate. The Company is liability sensitive over the next twelve months, which means that interest-bearing liabilities could re-price more quickly than interest-earning assets. Theoretically, the Company’s net interest margin will decline if market interest rates rise and improve if market interest rates fall.

Capital Adequacy

Regulatory guidelines require banks to hold minimum levels of capital based upon the risk weighting of certain categories of assets as well as any off-balance sheet contingencies. Federal regulators have adopted risk-based capital and leverage capital guidelines for measuring the capital adequacy of banks and bank holding companies. All applicable capital standards must be satisfied for the Company and the Bank to be considered in compliance with regulatory requirements.

As previously disclosed in the Company’s 2008 Annual Report on Form 10-K, the Company and the Bank’s Board of Directors have entered into informal agreements with their respective banking regulators which, among other things, require that the Bank maintain capital levels in excess of normal regulatory minimums, including a Leverage Capital Ratio of not less than 7.5% and risk-based capital ratios at least at “well capitalized” levels and that the Company and the Bank seek the approval of their respective regulators prior to the payment of any cash dividend.

On September 30, 2009, the Company’s Tier 1 and Total risk-weighted Capital Ratios were 11.22% and 13.05%, respectively, which were well above the minimum levels required by regulatory guidelines. At September 30, 2009, the Company’s Leverage Capital Ratio was 7.73%, which was also well above the minimum level required by the regulatory guidelines. On September 30, 2009, the Bank’s Tier 1 and Total risk-weighted Capital Ratios were 10.90% and 12.15%, respectively, both well above the minimum levels required by regulatory guidelines. On September 30, 2009, the Bank’s leverage ratio was 7.51%, in compliance with the level specified in the above referenced informal agreement with bank regulators. Banks and bank holding companies are placed into one of four capital categories based on the above three separate capital ratios. The four categories are “well-capitalized,” “adequately capitalized,” “under-capitalized” and “critically under-capitalized.” The Company and the Bank are both considered “well-capitalized” as of September 30, 2009. See Recent Developments

RESULTS OF OPERATIONS

Three-Month Period Ended September 30, 2009 and September 30, 2008

Net income for the three-month period ended September 30, 2009 amounted to $782,000 compared to a net loss of $2.72 million for the three-months ended September 30, 2008. Net income available to common shareholders for the third quarter of 2009 was $470,000, or $.12 per common share, compared to a net loss of $.69 per common share incurred in the 2008 quarter.

Net interest income, or the difference between income generated by earning assets (primarily loans, investment securities, and interest-bearing balances) and the expense incurred on interest bearing liabilities (primarily deposits and borrowed funds used to fund earning assets), is the Company’s primary source of earnings. The Company’s net interest income for the three-month period ended September 30, 2009 and 2008 was $4.10 million and $3.01 million, respectively. The increase in net interest income was primarily attributable to a decrease in interest expense on deposits brought about by a decline in interest rates. The following table presents the average balances of earning assets and interest bearing liabilities along with related interest income or expense and average rates earned or paid for the three-month periods ended September 30, 2009 and 2008:

	Three months ended September 30,
	2009			2008
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$399,173	$5,875	5.84%	$409,912	$6,268	6.08%
Securities	167,267	1,641	3.89	92,329	1,202	5.18
Other earning assets	28,159	13	0.18	12,463	61	1.95

Total interest-earning assets	$594,599	$7,529	5.02%	$514,704	$7,531	5.82%

Interest-bearing liabilities:
Interest-bearing deposits:
Now and money market	$290,217	$1,434	1.96%	$123,402	$1,000	3.22%
Other savings and time	205,165	1,223	2.36	286,422	2,764	3.84

Total interest-bearing deposits	495,382	2,657	2.13	409,824	3,764	3.65
Repurchase agreements	46,603	492	4.19	35,972	385	4.26
FHLB advances	22,848	212	3.68	29,858	278	3.70
Subordinated debt	7,855	72	3.64	6,564	94	5.70

Total interest-bearing liabilities	$572,688	$3,433	2.38%	$482,218	$4,521	3.73%

Net yield on average interest-earning assets	$594,599	$4,096	2.73%	$514,704	$3,010	2.33%

The loan loss provision decreased $2.10 million to $1.05 million in the third quarter of 2009 when compared to the $3.15 million recorded in the third quarter of 2008. The decline in the provision was mainly due to the resolution of several nonperforming loans during the third quarter of 2009 and a significant decline in net loan charge-offs incurred compared to the third quarter of 2008.

Non-interest income totaled $1.72 million for the three-months ended September 30, 2009 compared to $470,000 for the three-month period ended September 30, 2008. The increase was substantially all the result of gains realized on the sale of securities available for sale during the current year’s quarter.

Non-interest expenses totaled $3.85 million for the three-months ended September 30, 2009, compared to $4.14 million for the same period in 2008, a decrease of $294,000 or 7.1%. FDIC insurance expense increased $137,000, foreclosed real estate expenses increased $102,000, data processing expenses increased $103,000, and occupancy and equipment expenses increased $51,000. The increases in these categories were more than offset by a $109,000 decrease in salaries and benefits and a $591,000 cost decrease due to the goodwill impairment charge recorded in the 2008 period.

The Company accrued an income tax provision of $137,000 for the three-months ending September 30, 2009 compared to an income tax benefit of $1.09 million for the third quarter of 2008. The tax benefit was a result of the Company’s loss for the three month-period ended September 30, 2008.

Nine-Month Period Ended September 30, 2009 and September 30, 2008

The Company had net loss of $1.35 million for the nine-month period ended September 30, 2009 compared to a net loss of $2.98 million for the nine-month period ended September 30, 2008. The net loss available to common shareholders for the nine-month period of 2009 was $1.76 million, or $.45 per common share, compared to a net loss of $.76 per common share incurred in the first nine months of 2008.

Net interest income, or the difference between income generated by earning assets and the expense incurred on interest bearing liabilities, is the Company’s primary source of earnings. The Company’s net interest income for the nine-month periods ended September 30, 2009 and 2008 was $10.29 million and $9.41 million, respectively. As was the case in the three month period discussed above, the increase in net interest income realized in the nine-month period of 2009 compared to the corresponding period of 2008 was the result of reduced costs of interest-bearing deposits due to lower interest rates. The following table presents the average balances of earning assets and interest bearing liabilities along with related interest income or expense and average rates or paid for the nine-month periods ended September 30, 2009 and 2008:

	Nine months ended September 30,
	2009			2008
	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$404,860	$17,904	5.91%	$405,538	$19,962	6.58%
Securities	140,215	4,539	4.33	71,345	2,638	4.94
Other earning assets	21,496	56	0.35	10,217	181	2.37

Total interest-earning assets	$566,571	$22,499	5.31%	$487,100	$22,781	6.25%

Interest-bearing liabilities:
Interest-bearing deposits:
Now and money market	$280,941	$6,170	2.94%	$80,175	$1,509	2.51
Other savings and time	181,592	3,673	2.70	324,637	10,449	4.30

Total interest-bearing deposits	462,533	9,843	2.85	404,812	11,958	3.95
Repurchase agreements	46,511	1,461	4.20	13,183	405	4.10
FHLB advances	23,601	663	3.76	29,306	844	3.85
Subordinated debt	7,855	240	4.09	4,029	169	5.60

Total interest-bearing liabilities	$540,500	$12,207	3.02%	$451,330	$13,376	3.96%

Net yield on average interest-earning assets	$566,571	$10,292	2.43%	$487,100	$9,405	2.58%

The loan loss provision decreased $1.78 million to $2.47 million in the nine months ended September 30, 2009 when compared to the $4.25 million recorded in the nine-month period of 2008. The decline in the provision was mainly due to a decline in net loan charge-offs incurred during the first nine months of 2009 compared to the nine-month period of 2008.

Non-interest income was $2.66 million for the nine-months ended September 30, 2009, and increase of $1.22 million compared to $1.44 million for the nine-month period ended September 30, 2008. The increase was substantially all the result of gains realized on the sale of securities available for sale thus far during 2009.

Non-interest expense totaled $12.82 million for the nine-months ended September 30, 2009, compared to $10.81 million for the same period in 2008, an increase of $2.01 million or 18.5%. The most significant underlying reasons for the overall increase in noninterest expenses incurred in the nine-month period were: (1) increased expenses of owning and disposing of foreclosed real estate; (2) the substantial increase in FDIC insurance assessment rates; and (3) costs associated with the data processing systems conversion that occurred in the third quarter of 2009. The noninterest expense categories with the most significant increases were a $165,000 increase in occupancy and equipment expense, a $692,000 increase in FDIC insurance expense, an increase of $1.54 million in losses and other costs associated with foreclosed real estate, an increase of $142,000 in data processing expense and an increase of $236,000 in consulting fees. These increases were offset in part by a $370,000 decrease in salaries and benefits and a $591,000 cost decrease due to the goodwill impairment charge recorded in the nine-month period of 2008.

The Company accrued a tax benefit of $976,000 for the nine months ending September 30, 2009 compared to a benefit of $1.23 million for the same time period in 2008. The tax benefits were a result of the Company’s loss for the nine-month periods.

DISCLOSURES ABOUT FORWARD LOOKING STATEMENTS

This Report and its exhibits may contain statements relating to our financial condition, results of operations, plans, strategies, trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts. Those statements may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of the Company’s management about future events. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risk factors discussed in the Company’s Annual Report on Form 10-K and in other documents the Company files with the Securities and Exchange Commission from time to time. Copies of those reports are available directly through the Commission’s website at www.sec.gov. Other factors that could influence the accuracy of forward-looking statements include, but are not limited to, (a) pressures on the earnings, capital and liquidity of financial institutions resulting from current and future adverse conditions in the credit and equity markets and the banking industry in general; (b) changes in competitive pressures among depository and other financial institutions or in the Company’s ability to compete successfully against the larger financial institutions in its banking markets; (c) the financial success or changing strategies of the Company’s customers; (d) actions of government regulators, or changes in laws, regulations or accounting standards, that adversely affect the Company’s business; (e) changes in the interest rate environment and the level of market interest rates that reduce the Company’s net interest margins and/or the volumes and values of loans it makes and securities it holds; (f) changes in general economic or business conditions and real estate values in the Company’s banking markets (particularly changes that affect the Company’s loan portfolio, the abilities of its borrowers to repay their loans, and the values of loan collateral); and (g) other unexpected developments or changes in the Company’s business. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company has no obligation, and does not intend, to update these forward-looking statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

Item 4T.	CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are provided with this report.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (furnished herewith)

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (furnished herewith)

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: November 13, 2009	By:	/s/ ROBERT E. MARZIANO
Robert E. Marziano
President and Chief Executive Officer

Date: November 13, 2009	By:	/s/ MICHELLE L. CLODFELTER
Michelle L. Clodfelter
Vice President and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (furnished herewith)

31.02	Certification of our Principal Financial Officer pursuant to Rule 13a-14(a)(furnished herewith)

32.01	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.02	Certification of our Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)