Form 10-K
period 2009-12-31
Bank of the Carolinas CORP
filed 2010-03-30
CIK 1365997

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity), as of the last business day of the Registrant’s most recently completed second fiscal quarter was $15.2 million (based on the closing price of such stock as of June 30, 2009).

On March 29, 2010, the number of outstanding shares of Registrant’s common stock was 3,897,174.

Documents Incorporated by Reference

Portions of Registrant’s definitive Proxy Statement as filed with the Securities and Exchange Commission in connection with its 2010 Annual Meeting are incorporated into Part III of this Report.

BANK OF THE CAROLINAS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

PART I

In this Report, the terms “we,” “us,” “our” and similar terms refer to Bank of the Carolinas Corporation separately and, as the context requires, on a consolidated basis with our banking subsidiary, Bank of the Carolinas. Bank of the Carolinas is sometimes referred to separately as the “Bank.”

Item 1. Description of Business

GENERAL

Bank of the Carolinas Corporation (the “Company”) was formed in 2006 to serve as a holding company for Bank of the Carolinas (the “Bank”). The Company is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the bank holding company laws of North Carolina. The Company’s office is located at 135 Boxwood Village, Mocksville, North Carolina 27028. The Company’s primary business activity consists of directing the activities of the Bank.

The Bank is incorporated under the laws of North Carolina and began operations on December 7, 1998 as a North Carolina chartered commercial bank. The Bank operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”). As a state chartered non-Federal Reserve member bank, the Bank is subject to examination and regulation by the FDIC and the North Carolina Commissioner of Banks (the “Commissioner”). The Bank is further subject to certain regulations of the Federal Reserve. The business and regulation of the Bank are also subject to legislative changes from time to time. See Item 1. Business—Supervision and Regulation.

The Bank’s primary market area is in the Piedmont region of North Carolina where we are engaged in general commercial banking primarily in Davie, Randolph, Rowan, Cabarrus, Davidson, Forsyth and Stokes Counties. The Bank’s main office is located at 135 Boxwood Village in Mocksville, North Carolina. Our main office in Mocksville and our Advance office are located in Davie County. Our other offices are located in Asheboro (Randolph County), Cleveland and Landis (Rowan County), Harrisburg and Concord (Cabarrus County), Lexington (Davidson County), King (Stokes County) and Winston-Salem (Forsyth County).

See Item 6. Selected Financial Data, for a summary of operations, selected year-end assets and liabilities, ratios and per share data for December 31, 2005 through 2009 and the years then ended.

SERVICES

Our operations are primarily retail oriented and directed toward individuals and small- and medium-sized businesses located in our banking market. The majority of our deposits and loans are derived from customers in our banking market, but we also make loans and have deposit relationships in areas surrounding our immediate banking market. We also occasionally solicit and accept wholesale deposits. We offer a variety of commercial and consumer banking services, but our principal activities are the taking of demand and time deposits and the making of consumer and commercial loans. To a lesser extent, we also generate income from other fee-based products and services that we provide.

The Bank’s primary source of revenue is interest and fee income from its lending activities. These lending activities consist principally of originating commercial operating and working capital loans, residential mortgage loans, home equity lines of credit, other consumer loans and loans secured by commercial real estate. Interest and dividend income from investment activities generally provide the second largest source of income to the Bank.

Deposits are the primary source of the Bank’s funds for lending and other investment purposes. The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers statement savings accounts, negotiable order of withdrawal accounts, money market demand accounts, non-interest-bearing accounts and fixed interest rate certificates with varying maturities. The Bank also utilizes alternative sources of funds such as brokered certificates of deposit and borrowings from the Federal Home Loan Bank (the “FHLB”) of Atlanta, Georgia and other commercial banks.

The Bank’s deposits are obtained primarily from its primary market area. The Bank uses traditional marketing methods to attract new customers and deposits including print media advertising and direct mailings. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition and other factors.

ORGANIZATION

The Bank is the sole banking subsidiary of the Company. A trust (Bank of the Carolinas Trust I) was formed as a subsidiary of the Company to facilitate the issuance of Trust Preferred Securities as a form of non-dilutive equity to supplement our capital.

The Bank formed an LLC (East Atlantic Properties, LLC) to manage our income producing assets transferred from our Other Real Estate Owned. The LLC is consolidated into the Bank and is a disregarded entity for tax purposes.

LENDING ACTIVITIES

General.    We make a variety of types of consumer and commercial loans to individuals and small- and medium-sized businesses for various personal, business and agricultural purposes, including term and installment loans, commercial and equity lines of credit, and overdraft checking credit. For financial reporting purposes, our loan portfolio generally is divided into real estate loans (including home equity lines of credit), commercial loans, and consumer loans. We make credit card services available to our customers through a correspondent relationship. For an analysis of the components of our loan portfolio, see Table I. Analysis of Loan Portfolio in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Many of our real estate loans, while secured by real estate, were made for purposes unrelated to the real estate collateral. That generally is reflective of our efforts to minimize credit risk by taking real estate as primary or additional collateral, whenever possible, without regard to loan purpose. All our real estate loans are secured by first or junior liens on real property, the majority of which is located in or near our banking market. However, we have made loans, and have purchased participations in some loans from other entities, which are secured by real property located outside our banking market.

Our real estate loans may be made at fixed or variable interest rates and, generally, with the exception of our long-term residential mortgage loans discussed below, have maturities that do not exceed five years. However, we also make real estate loans that have maturities of more than five years, or which are based on amortization schedules of as much as 30 years, but that generally will include contractual provisions which allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of no more than five to fifteen years.

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

Commercial loans typically are made on the basis of the borrower’s ability to make repayment from business cash flow, and those loans typically are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the ability of borrowers to repay commercial loans may be substantially dependent on the success of their businesses, and the collateral for commercial loans may depreciate over time and their values may not be as determinable relative to the time the loans were originated.

Consumer Loans.    Our consumer loans consist primarily of loans for various consumer purposes, as well as the outstanding balances on non-real estate secured consumer revolving credit accounts. A majority of these loans are secured by liens on various personal assets of the borrowers, but they also may be made on an unsecured basis. Additionally, our real estate loans include loans secured by first or junior liens on real estate which were made for consumer purposes unrelated to the real estate collateral. Consumer loans generally are made at fixed interest rates and with maturities or amortization schedules which generally do not exceed five years. However, consumer-purpose loans secured by real estate (and, thus, classified as real estate loans as described above) may be made for terms of up to 30 years, but under terms which allow us to call the loan in full, or provide for a “balloon” payment, at the end of no more than five to fifteen years.

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

Our Board of Directors has approved levels of lending authority for lending personnel based on our aggregate credit exposures to borrowers, along with the secured or unsecured status and the risk grade of a proposed loan. A loan that satisfies our loan policies and is within a lending officer’s assigned authority may be approved by that officer. Anything above that amount must be approved before funding by our Credit Administration management, the Loan Committee of the Board of Directors or our Board of Directors.

At the time a loan is proposed, the account officer assigns a risk grade to the loan based on various underwriting and other criteria. The grades assigned to loans generally indicate the level of ongoing review and attention that we will give to those loans to protect our position.

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

Allowance for Loan Losses.    Our Board of Directors’ Loan Committee reviews all substandard loans at least monthly, and our management meets regularly to review asset quality trends and to discuss loan policy issues. Based on these reviews and our current judgments about the credit quality of our loan portfolio and other relevant internal and external factors as well as historical charge off rates, we have established an allowance for loan losses. The appropriateness of the allowance is assessed by our management, reviewed by the Loan Committee each month, and reviewed by the Board of Directors quarterly. We make provisions to the allowance based on those assessments which are charged against our earnings.

For additional information regarding loss experience, our allowance for loan losses and problem assets, see Table II. Summary of Loss Experience, Table III. Allocation of Allowance for Loan Losses, and Table IV. Problem Assets in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

DEPOSIT ACTIVITIES

Our deposit products include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. We monitor our competition in order to keep the rates paid on our deposits at a competitive level. The majority of our deposits are derived from within our banking market. However, we have historically solicited and accepted wholesale deposits as a way to supplement funding to support loan growth and provide added balance sheet liquidity. During 2008, we engaged in a strategic effort to increase our core deposit accounts while decreasing our reliance on brokered deposits. We initiated a money market special in July 2008 that guaranteed a special money market rate through June 30, 2009. For additional analysis of deposit relationships, see Table VII. Deposit Mix in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INVESTMENT PORTFOLIO

On December 31, 2009, our investment portfolio consisted of U.S. government agency securities, state and municipal obligations, mortgage-backed securities issued by FNMA, GNMA and FHLMC and corporate obligations. Our securities are classified as both “held to maturity” and “available for sale.” We analyze their performance monthly and carry the available for sale securities on our books at their fair market values while carrying the held to maturity securities at their amortized cost. For additional analysis of investment security balances by type and maturities and average yields by security type, see Table V. Investments and Table VI. Investment Securities in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. For additional information regarding appreciation and depreciation by security type, and information relating to Other Than Temporary Impairment, see Note 2. Investment Securities in our Consolidated Financial Statements under Item 8.

COMPETITION

Commercial banking in North Carolina is highly competitive, due in large part to our state’s early adoption of statewide branching. Over the years, federal and state legislation (including the elimination of restrictions on interstate banking) has heightened the competitive environment in which all financial institutions conduct their business, and the potential for competition among financial institutions of all types has increased significantly. We compete with approximately 30 commercial banks and institutions with offices in our banking market.

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

EMPLOYEES

On December 31, 2009, we had approximately 120 full-time equivalent employees (including our executive officers). We are not party to any collective bargaining agreement with our employees, and we consider our relations with our employees to be good.

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

The BHCA prohibits a bank holding company or financial holding company from acquiring direct or indirect control of more than 5.0% of the outstanding voting stock, or substantially all of the assets, of any financial institution, or merging or consolidating with another bank holding company or savings bank holding company, without the prior approval of or, under specified circumstances, notice to, the FRB. Additionally, the BHCA generally prohibits banks or financial holding companies from acquiring ownership or control of more than 5.0% of the outstanding voting stock of any company that engages in an activity other than one that is permissible for the holding company. In approving an application to engage in a nonbanking activity, the FRB must consider whether that activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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

Gramm-Leach-Bliley Act.    The federal Gramm-Leach-Bliley Act enacted in 1999 (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act permitted bank holding companies to become “financial holding companies” and, in general (1) expanded opportunities to affiliate with securities firms and insurance companies; (2) overrode certain state laws that would prohibit certain banking and insurance affiliations; (3) expanded the activities in which banks and bank holding companies may participate; (4) required that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with certain requirements; and (5) reorganized responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies. The GLB Act expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, while this expanded authority permits us to engage in additional activities, it also presents us with challenges as our larger competitors continue to expand their services and products into areas that are not feasible for smaller, community-oriented financial institutions. We have not elected to become a financial holding company.

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

Our sale of Series A Preferred Stock to the U.S. Treasury during April 2009 under the TARP Capital Purchase Program resulted in additional restrictions on our ability to pay dividends on our common stock and to repurchase shares of our common stock. Unless all accrued dividends on the Series A Preferred Stock have been paid in full, (1) no dividends may be declared or paid on our common stock, and (2) we may not repurchase any of our outstanding common stock. Additionally, during the first three years following our sale of the Series A Preferred Stock, we are required to obtain the consent of the U.S. Treasury in order to increase the dividend per share paid on our common stock from the last quarterly cash dividend per share declared prior to our sale of the Series A Preferred Stock, or to purchase outstanding shares of our common stock, unless the Series A Preferred Stock has been redeemed in full or the U.S. Treasury has transferred all of the Series A Preferred Stock to third parties.

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

Regulatory Guidance on “CRE” Lending Concentrations.    During 2006, the FDIC and other federal banking regulators issued guidance for sound risk management for financial institutions whose loan portfolios are deemed to have significant concentrations in commercial real estate (“CRE”). In March 2008, the FDIC and other federal banking regulators issued further guidance on applying these principles in the current real estate lending environment, and they noted particular concern about construction and development loans. The banking regulators have indicated that this guidance does not set strict limitations on the amount or percentage of CRE within any given loan portfolio, and that they also will examine risk indicators in banks which have amounts or percentages of CRE below the thresholds. However, if a bank’s CRE exceeds these thresholds or if other risk indicators are present, the FDIC and other federal banking regulators may require additional reporting and analysis to document management’s evaluation of the potential additional risks of such concentration and the impact of any mitigating factors. The March 2008 supplementary guidance stated that banks with significant CRE concentrations should maintain or implement processes to: (1) increase and maintain strong capital levels; (2) ensure that their loan loss allowances are appropriately strong; (3) closely manage their CRE and construction and development loan portfolios; (4) maintain updated financial and analytical information about borrowers and guarantors; and (5) bolster their workout infrastructure for problem loans. It is possible that regulatory constraints associated with this guidance could adversely affect our ability to grow CRE assets, and they also could increase the costs of monitoring and managing this component of our loan portfolio.

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

A bank that becomes “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing new branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. Also, the FDIC may treat an “undercapitalized” bank as being “significantly undercapitalized” if it determines that those actions are necessary to carry out the purpose of the law.

The following table lists our and the Bank’s capital ratios at December 31, 2009.

	Minimum required ratios	Required ratios to be considered “Well capitalized”	The Company’s capital ratios	The Bank’s capital ratios
Leverage Capital Ratio (Tier 1 Capital to fourth quarter average assets)	4.0%	5.0%	7.27%	7.38%
Tier 1 Capital Ratio (Tier 1 Capital to risk-weighted assets)	4.0%	6.0%	9.86%	10.01%
Total Capital Ratio (Total Capital to risk-weighted assets)	8.0%	10.0%	11.67%	11.25%

U.S. Treasury’s Troubled Asset Relief Program (TARP) Capital Purchase Program.    On April 17, 2009, we issued Series A Preferred Stock in the amount of $ 13.179 million and a warrant to purchase 475,024 shares of our common stock to the U.S. Treasury as a participant in the TARP Capital Purchase Program. The Series A Preferred Stock qualifies as Tier 1 capital for purposes of regulatory capital requirements and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Unless all accrued dividends on the Series A Preferred Stock have been paid in full, (1) no dividends may be declared or paid on our common stock, and (2) we may not repurchase any of our outstanding common stock. Additionally, during the first three years following our sale of the Series A Preferred Stock, we are required to obtain the consent of the U.S. Treasury in order to increase the dividend per share paid on our common stock from the last quarterly cash dividend per share declared prior to our sale of the Series A Preferred Stock, or to purchase outstanding shares of our common stock, unless we have redeemed all of this preferred stock or the U.S. Treasury has transferred all of this preferred stock to a third party. In addition, until the U.S. Treasury ceases to own our securities sold under the TARP Capital Purchase Program, the compensation arrangements for our senior executive officers must comply in all respects with the U.S. Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009, and the rules and regulations there under.

Reserve Requirements.    Under the FRB’s regulations, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $10.7 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $10.7 million and $55.2 million, and reserves equal to 10.0% must be maintained on aggregate balances in excess of $55.2 million. The FRB may adjust these percentages from time to time. Because the Bank’s reserves are required to be maintained in the form of vault cash or in an account at a Federal Reserve Bank or with a qualified correspondent bank, one effect of the reserve requirement is to reduce the amount of our assets that are available for lending and other investment activities.

Federal Deposit Insurance Reform.    The Bank’s deposits are insured by the FDIC to the full extent provided in the Federal Deposit Insurance Act, and the Bank pays assessments to the FDIC for that insurance coverage. Under the Act, the FDIC may terminate the Bank’s deposit insurance if it finds that the Bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated applicable laws, regulations, rules or orders.

The Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), as implemented through rules adopted by the FDIC, has changed the federal deposit insurance system by, among other things:

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the “DIF”);

•	raising the level of Federal deposit insurance coverage for retirement accounts to $250,000;

•	establishing a range of 1.15% to 1.50% within which the FDIC must set and maintain the required reserve ratio for the DIF;

•

requiring that, if the DIF reserve ratio falls, or within six months is expected to fall, below the statutorily required minimum of 1.15%, the FDIC must adopt a restoration plan that provides for the DIF to be restored; and

•

eliminating restrictions on premium rates based on the DIF reserve ratio, and giving the FDIC discretion to price deposit insurance according to the risk posed to the DIF by each insured institution, regardless of the DIF reserve ratio.

The Emergency Economic Stabilization Act of 2008 temporarily raised the basic limit on federal deposit insurance coverage for all accounts from $100,000 to $250,000 per depositor. The Act provided that the basic deposit insurance limit would return to $100,000 on December 31, 2009. However, during May 2009, that increased coverage was extended until December 31, 2013, at which time it will return to $100,000 for all accounts other than retirement accounts for which FDIRA permanently increased the basic coverage to $250,000.

FDIC Temporary Liquidity Guarantee Program.    During 2008, the FDIC implemented its Temporary Liquidity Guarantee Program (the “TLGP”) which applies to all US depository institutions insured by the FDIC and all US bank holding companies, unless they have “opted out” of the TLGP or the FDIC has terminated their participation.

Under the TLGP, the FDIC guarantees certain senior unsecured debt and/or non-interest bearing transaction account deposits, and in return for those guarantees the FDIC is paid a fee based on the amount of the deposit or the money and maturity of the debt. Under the debt guarantee component of the TLGP, the FDIC will pay the unpaid principal and interest on an FDIC guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. Under the original terms of the transaction account guarantee component of the TLGP, all non-interest bearing transaction accounts would be insured in full by the FDIC until December 31, 2009, regardless of the standard maximum deposit insurance amount. During August 2009, the FDIC extended the transaction account guarantee component of the TLGP through June 30, 2010. The Bank has elected to participate in the non-interest bearing transaction account guarantee program, but not the debt guarantee program. In return for the expanded insurance coverage, the Bank is paying an additional annual assessment surcharge equal to 10 basis points that applies to the balances of non-interest bearing transaction accounts in excess of the current standard deposit insurance coverage of $250,000.

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

During 2008, and because the DIF reserve ratio had fallen below the minimum of 1.15% mandated by FDIRA, the Board of Directors of the FDIC adopted a restoration plan to return the reserve ratio to that minimum level as required by FDIRA within five years. During February 2009, the Board amended its restoration plan to provide for the minimum DIF reserve ratio to be restored within seven years and voted to impose a special assessment on insured institutions of 20 basis points, and to increase regular assessment rates for 2009.

However, during May 2009, the special assessment was reduced to 5 basis points on each insured institution’s assets minus its Tier 1 capital as of June 30, 2009, but not more than 10 basis points of the institution’s assessment base for the second quarter of 2009. The special assessment was payable on September 30, 2009.

During October 2009, the FDIC again amended its restoration plan to provide for the minimum DIF reserve ratio to be restored within eight years, and adopted a uniform 3 basis point increase in regular assessment rates effective

January 1, 2011. During November 2009, the FDIC amended its regulations to require that insured institutions prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009.

Community Reinvestment.    Under the Community Reinvestment Act (the “CRA”), an insured institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured banks, to assess the banks’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of various applications by those banks. All banks are required to publicly disclose their CRA performance ratings. The Bank received a “Satisfactory” rating in its last CRA examination during July 2009.

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

Subject to certain conditions, the Interstate Banking Law also permits interstate branching by allowing a bank in one state to merge with a bank located in a different state. Each state was allowed to “opt out” and thereby prohibit interstate branching by merger by enacting legislation to that effect. The Interstate Banking Law also permits banks to establish branches in other states by opening new branches or acquiring existing branches of other banks, provided the laws of those other states specifically permit that form of interstate branching. North Carolina has adopted statutes which, subject to conditions, authorize out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina.

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

Sarbanes-Oxley Act of 2002.    The Sarbanes-Oxley Act of 2002 is sweeping federal legislation that addressed accounting, corporate governance and disclosure issues. The Act applies to all public companies and imposed significant new requirements for public company governance and disclosure requirements. Some of the provisions of the Act became effective immediately while others are still in the process of being implemented.

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

STATISTICAL DATA

Certain statistical data regarding our loans, deposits, investment securities and business is included in the information provided in Part II of this Report under the caption Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Risks Relating to our Business

The current economic environment poses significant challenges for our business and could adversely affect our financial condition and results of operations.

There has been significant disruption and volatility in the financial and capital markets since 2007. The financial services industry in particular has suffered unprecedented disruption, causing a number of institutions to fail or require government intervention to avoid failure. These conditions were largely the result of the erosion of the U.S. and global credit markets, including a significant and rapid deterioration in the mortgage lending and related real estate markets. Dramatic declines in the housing markets over the past three years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on the our borrowers or their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on us and others in the financial institutions industry. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally, will improve significantly in the near term, in which case we could continue to experience losses, write-downs of assets, further impairment charges of investment securities and capital and liquidity constraints or other business challenges. A further deterioration in local economic conditions, particularly within our geographic regions and markets, could drive losses beyond that which is provided for in our allowance for loan losses. We may face the following risks in connection with these events:

•

Economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in deterioration in credit quality of our loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on our business.

•	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.

•

The processes we use to estimate allowance for loan losses and reserves may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

•

Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future charge-offs.

•

We expect to face increased regulation of our industry, and compliance with such regulation may increase our costs, limit our ability to pursue business opportunities, and increase compliance challenges.

As the above conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our financial condition and results of operations.

We are subject to extensive regulation which could adversely affect our business and recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

Our operations are subject to extensive regulation and supervision by federal and state governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Banking regulations governing our operations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Also, failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. These laws, rules and regulations, or any other laws, rules or regulations, that may be adopted in the future, could make compliance more difficult or expensive, restrict our ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by the Bank and otherwise adversely affect our business, financial condition or prospects.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law. EESA authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program, or “TARP.” The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury has allocated $250 billion towards the TARP Capital Purchase Program. Under that program, Treasury is purchasing equity securities from participating institutions.

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

The purpose of EESA, ARRA and other recent legislative and regulatory actions is to support the national economy, stabilize the U.S. banking system, and aid in economic recovery. However, there is no assurance that EESA, ARRA and the other regulatory initiatives described above will be fully effective or have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Current levels of market volatility are unprecedented.

The capital and credit markets have experienced volatility and disruption for more than two years. As the volatility and disruption has continued, the markets have produced downward pressure on stock prices and credit availability for many issuers without regard to their underlying financial strength. This has been particularly the case with respect to financial institutions, and the market prices of the stock of financial services companies in general, including ours, are at their lowest levels in recent history. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

Like all financial institutions, we maintain an allowance for loan losses to provide for probable losses. However, we cannot be certain that our allowance for loan losses will be adequate to cover actual loan losses we incur, and future provisions for loan losses could materially and adversely affect our operating results. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Our allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio, and industry information. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal and North Carolina regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. Although we believe that our allowance for loan losses is adequate to provide for probable losses, there are no assurances that future increases in the allowance for loan losses will not be needed or that regulators will not require us to increase its allowance. Either of these occurrences could materially and adversely affect our earnings and profitability.

We have experienced increases in the levels of non-performing assets and loan charge-offs in recent periods. For additional information regarding loss experience, our allowance for loan losses and problem assets, see Table II. Summary of Loss Experience, Table III. Allocation of Allowance for Loan Losses and Table IV. Problem Assets in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additional increases in our non-performing assets or loan charge-offs may require it to increase its allowance for loan losses, which would have an adverse effect upon our future results of operations.

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

The FDIC recently adopted rules aimed at placing additional monitoring and management controls on financial institutions whose loan portfolios are deemed to have concentrations in commercial real estate (“CRE”). At December 31, 2009, our loan portfolio was less than the two thresholds established by the FDIC for CRE concentrations and for additional regulatory scrutiny. Indications from regulators are that strict limitations on the amount or percentage of CRE within any given portfolio are not expected, but, rather, that additional reporting and analysis will be required to document management’s evaluation of the potential additional risks of such concentrations and the impact of any mitigating factors. However, it is possible that regulatory constraints associated with these rules could adversely affect our ability to grow loan assets and thereby limit our overall growth. These rules also could increase the costs of monitoring and managing this component of our loan portfolio. Either of these eventualities could have an adverse impact on our operating results and financial condition.

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

Among other sources of funds, we rely heavily on deposits for funds to make loans and provide for our other liquidity needs. However, our loan demand has historically exceeded the rate at which we have been able to build core deposits, so we have relied heavily on interest-sensitive deposits, including wholesale deposits, as sources of funds. Those deposits may not be as stable as other types of deposits and, in the future, depositors may not renew those deposits when they mature, or we may have to pay a higher rate of interest to attract or retain them or to replace them with other deposits or with funds from other sources. Not being able to attract those deposits, or to retain or replace them as they mature, would adversely affect our liquidity. Paying higher deposit rates to attract, retain or replace those deposits could have a negative effect on our interest margin and operating results.

We may need to raise additional capital in the future in order to continue to grow, but that capital may not be available when it is needed.

Federal and state banking regulators require us to maintain adequate levels of capital to support our operations. In addition, in the future we may need to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. In that regard, a number of financial institutions recently have sought to raise considerable amounts of capital in response to deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. On December 31, 2009, our three capital ratios were above “well capitalized” levels under bank regulatory guidelines. However, as described in Note 10 to our audited financial statements included in Item 8 of this Report, our and the Bank’s Boards of Directors have entered into informal agreements with our respective banking regulators which, among other things, require that the Bank maintain capital levels in excess of the normal statutory minimums, including a Leverage Capital Ratio of not less than 7.5%, and other ratios at least at “well capitalized” levels. If those agreed-upon minimums are not met at the end of any quarter, the Bank’s Board of Directors is required to submit a plan to its banking regulators within 30 days detailing how such minimums are to be met. At December 31, 2009, the Bank’s Leverage Capital Ratio was 7.38%, slightly below the minimum. The Tier 1 Leverage Capital Ratio is calculated based on the fourth quarter average of total assets, so the full effect of our strategy to reduce the size of the Bank’s balance sheet was not recognized for this purpose at year-end. If period-end assets had been used to calculate the Bank’s Tier 1 Leverage Ratio at December 31, 2009 rather than fourth quarter average, the ratio would have been 7.76%, higher than the level agreed to and above the ratio at which institutions are normally considered well-capitalized. Based on average assets through March 29, 2010, we are confident that the Tier 1 Leverage Ratio will remain above 7.50% for the first quarter of 2010. Future growth in our earning assets resulting from internal expansion and new branch offices, at rates in excess of the rate at which our capital is increased through retained earnings, will reduce our capital ratios unless we continue to increase our capital. Also, future unexpected losses, whether resulting from loan losses or other causes, would reduce our capital.

Should we need, or be required by regulatory authorities, to raise additional capital in the future to support our operations and growth, or if we seek to raise additional capital in order to redeem the preferred stock we have sold to the U.S. Treasury under the TARP Capital Purchase Program, we may seek to do so through the issuance of, among other things, our common stock or preferred stock. However, our ability to raise that additional capital will depend on conditions at that time in the capital markets, economic conditions, our financial performance and condition, and other factors, many of which are outside our control. There is no assurance that, if needed, we will be able to raise additional capital on terms favorable to us or at all. Our inability to raise additional capital, if needed, on terms acceptable to us, may have a material adverse effect on our ability to expand our operations, and on our financial condition, results of operations and future prospects.

If we are unable to redeem the preferred stock we sold to the U.S. Treasury under the TARP Capital Purchase Program after five years, the cost of this capital to us will increase substantially.

The dividend rate on the preferred stock we sold under the TARP Capital Purchase Program will increase from 5.0% per annum to 9.0% per annum after five years. Depending on our financial condition at the time, this increase in the annual dividend rate could have a material negative effect on our liquidity and on our net income available to holders of our common stock.

Higher FDIC deposit insurance premiums and assessments could adversely affect the Company’s financial condition.

The Bank’s FDIC insurance premiums increased substantially in 2009, and the Company expects to pay significantly higher premiums in the future. A large number of depository institution failures have significantly depleted the DIF and reduced the ratio of reserves to insured deposits. In order to restore the DIF to its statutorily mandated minimum of 1.15% over a period of several years, the FDIC increased deposit insurance premium rates at the beginning of 2009 and imposed a special assessment on June 30, 2009. The FDIC may impose additional special assessments in the future.

Our profitability is subject to interest rate risk. Changes in interest rates could have an adverse effect on our operating results.

Our profitability depends, to a large extent, on our net interest income, which is the difference between our income on interest-earning assets and our expense on interest-bearing deposits and other liabilities. In other words, to be profitable, we have to earn more interest on our loans and investments than we pay on our deposits and borrowings. Like most financial institutions, we are affected by changes in general interest rate levels and by other economic factors beyond our control. Interest rate risk arises in part from the mismatch (i.e., the interest sensitivity “gap”) between the dollar amounts of repricing or maturing interest-earning assets and interest-bearing liabilities, and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. When more interest-earning assets than interest-bearing liabilities will reprice or mature over a given time period, a bank is considered asset-sensitive and has a positive gap. When more liabilities than assets will reprice or mature over a given time period, a bank is considered liability-sensitive and has a negative gap. A liability-sensitive position (i.e., a negative gap) may generally enhance net interest income in a falling interest rate environment and reduce net interest income in a rising interest rate environment. An asset-sensitive position (i.e., a positive gap) may generally enhance net interest income in a rising interest rate environment and reduce net interest income in a falling interest rate environment. Our ability to manage our gap position determines to a great extent our ability to operate profitably. However, fluctuations in interest rates are not predictable or controllable, nor do specific asset and liability groups reprice at the same time or in the same magnitude as general changes in interest rates. Therefore, we cannot assure you we will be able to manage net interest income in a manner that will allow us to become or remain profitable.

On December 31, 2009, we had a negative one-year cumulative interest sensitivity gap, which means that, during a one-year period, our interest-bearing liabilities generally would be expected to reprice at a faster rate than our interest-earning assets.

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

The significant federal and state banking regulations that affect us are described under Item 1. Business—Supervision and Regulation. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. The laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. As a result of recent turmoil in the financial services industry, it is likely that there will be an increase in the regulation of all financial institutions. We cannot predict the effects of future changes on our business and profitability.

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

We receive substantially all of our revenue as dividends from the Bank. As described under the caption Item 1. Business—Supervision and Regulation, federal and state regulations limit the amount of dividends that the Bank may pay to us, and our and the Bank’s Boards of Directors have entered into informal agreements with our respective banking regulators which require that we and the Bank obtain the consent of our regulators before we may pay any cash dividends. If the Bank becomes unable to pay dividends to us, then we may not be able to service our debt, pay our other obligations or pay dividends on our common stock and on the preferred stock we sold to the U.S. Treasury under the TARP Capital Purchase Program. Accordingly, our inability to receive dividends from the Bank could also have a material adverse effect on our business, financial condition and results of operations and the value of your investment in our common stock.

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

We participate in the TARP Capital Purchase Program and there are restrictions on our ability to pay dividends on and repurchase our common stock.

The securities purchase agreement entered into with the U.S. Treasury generally provides that, for a period of three years, we may not, without the consent of Treasury:

•	increase the cash dividend on our common stock; or

•	subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock (other than the preferred stock we sell to Treasury) or trust preferred securities.

In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the preferred stock we sold to the U.S. Treasury. These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. We did not declare any dividends on our common stock in 2009 and we are not required to do so. Our Board of Directors likely will not restore our common stock dividend in the foreseeable future.

The preferred stock we sold to the U.S. Treasury affects net income available to our common shareholders and our earnings per common share, and the warrant we issued to Treasury is dilutive to holders of our common stock.

The dividends we pay on the preferred stock sold to the U.S. Treasury reduces the net income available to our common shareholders and our earnings per common share. The preferred stock also would receive preferential treatment in the event of liquidation, dissolution or winding up of our company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale of preferred stock is exercised. Although Treasury has agreed not to vote any of the shares of our common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant would not be bound by that restriction.

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

We own the facilities housing six of our banking offices, and we lease the facilities housing our remaining four offices. In addition, we own an operations center which houses the deposit operations, information technology and loan administration departments of the Bank. Each of our banking offices is in good condition and fully equipped for our purposes. On December 31, 2009, our investment in premises and equipment (cost less accumulated depreciation) was approximately $14.0 million.

Item 3. Legal Proceedings.

From time to time we may become involved in legal proceedings occurring in the ordinary course of our business. We believe there currently are no pending or threatened proceedings that are likely to result in a material adverse change in our financial condition or operations, subject to the uncertainties inherent in any litigation.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Purchases of Equity Securities

Market for Registrant’s Common Stock; Dividends. Our common stock is listed for trading on The Nasdaq Global Market under the trading symbol “BCAR”. The following table lists high and low published prices of our common stock, and cash dividends declared on our common stock, for each calendar quarter during 2008 and 2009.

	Sales Price Range		Cash Dividends Declared
Quarter	High	Low
2009 Fourth	$8.70	$3.00	$—
Third	5.00	3.25	—
Second	5.85	4.01	—
First	5.95	3.17	—

2008 Fourth	6.51	3.35	0.05
Third	8.39	5.50	0.05
Second	9.52	6.02	0.05
First	11.00	9.00	0.05

On December 31, 2009, there were approximately 1,947 total beneficial holders of our common stock, including 1,083 shareholders of record and approximately 864 holders whose shares were in street name.

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

Our sale of Series A Preferred Stock to the U.S. Treasury during April 2009 under the TARP Capital Purchase Program resulted in additional restrictions on our ability to pay dividends on our common stock and to repurchase shares of our common stock. Unless all accrued dividends on the Series A Preferred Stock have been paid in full, (1) no dividends may be declared or paid on our common stock, and (2) we may not repurchase any of our outstanding common stock. Additionally, during the first three years following our sale of the Series A Preferred Stock, we are required to obtain the consent of the U.S. Treasury in order to increase the dividend per share paid on our common stock from the last quarterly cash dividend per share declared prior to our sale of the Series A Preferred Stock, or to purchase outstanding shares of our common stock, unless the Series A Preferred Stock has been redeemed in full or the U.S. Treasury has transferred all of the Series A Preferred Stock to third parties.

There is no assurance that, in the future, we will have funds available to pay cash dividends, or, even if funds are available, that we will pay or the Bank will be permitted to pay dividends in any particular amount or at any particular times, or that we will pay dividends at all.

Item 6. Selected Financial Data

	As of and for the years ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data and financial ratios)
Summary of Operations
Net interest income	$14,666	$12,691	$14,605	$14,663	$12,151
Provision for loan losses	5,547	6,291	1,470	1,157	1,120
Noninterest income	3,297	2,434	1,935	3,374	1,341
Noninterest expense	17,514	15,092	12,398	11,512	8,832

Income before income tax provision	(5,098)	(6,258)	2,672	5,368	3,540
Income tax provision	(1,968)	(2,634)	714	1,894	1,207

Net income (loss)	(3,130)	(3,624)	1,958	3,474	2,333
Preferred dividends and accretion	(637)	—	—	—	—

Net income (loss) available to common shareholders	$(3,767)	$(3,624)	$1,958	$3,474	$2,333

Selected year-end assets and liabilities
Assets	$610,387	$562,007	$505,998	$454,578	$390,187
Loans	391,265	405,402	395,052	354,555	299,927
Allowance for loan losses	8,167	6,308	4,245	3,732	3,315
Deposits	493,917	444,540	421,928	382,721	326,640
Borrowed funds	69,537	79,412	41,657	31,000	27,400
Preferred Shareholders’ Equity	13,179	—	—	—	—
Total Shareholders’ equity	$44,992	$36,591	$40,240	$37,714	$34,651

Ratios
Return (loss) on average total assets	(0.50)%	(0.68)%	0.42%	0.84%	0.69%
Return (loss) on average common equity	(10.57)	(9.59)	5.10	9.57	6.86
Dividend Payout	n/a	n/a	39.22	21.98	27.87
Average equity to average assets	7.20	7.32	8.39	8.73	10.01

Per common share
Earnings (loss)
Basic	$(0.97)	$(0.92)	$0.51	$0.91	$0.61
Diluted	(0.97)	(0.92)	0.50	0.88	0.59
Cash dividends declared	n/a	0.20	0.20	0.20	0.17
Tangible Book Value	$8.16	$9.40	$10.11	$9.70	$8.90

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

Bank of the Carolinas Corporation (the Company) is a North Carolina-chartered bank holding company that was incorporated on May 30, 2006, for the sole purpose of serving as the parent bank holding company for the Bank. The Bank is an insured, North Carolina-chartered bank that began operations on December 7, 1998.

Because the Company has no operations and conducts no business on its own other than owning Bank of the Carolinas (the “Bank”), the discussion contained in these footnotes concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and its subsidiary are collectively referred to herein as the Company unless otherwise noted.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The notes to our audited financial statements for the years ended December 31, 2009, 2008 and 2007 contain a summary of our significant accounting policies. We believe our policies with respect to methodology for the determination of our allowance for loan losses, and our asset impairment judgments, such as the recoverability of other real estate values, involve a higher degree of complexity and require us to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, we consider the policies related to those areas critical.

The allowance for loan losses represents our best estimate of probable losses that are inherent in the loan portfolio at the balance sheet date. The allowance is based on generally accepted accounting principles, which require that losses be accrued when they are probable of occurring and estimatable and require that losses be accrued based on the differences between the value of collateral, the present value of future cash flows or values that are observable in the secondary market, and the loan balance.

The allowance for loan losses is created by direct charges to income. Losses on loans are charged against the allowance in the period in which those loans, in our opinion, become uncollectible. Recoveries during the period are credited to the allowance. The factors that influence our judgment in determining the amount charged against operating income include analyzing historical loan and lease losses, current trends in delinquencies and charge-offs, current assessment of problem loan administration, the results of regulatory examinations, and changes in the size, composition and risk assessment of the loan and lease portfolio. Also included in our estimates for loan losses are considerations with respect to the impact of current economic events, the outcomes of which are uncertain. These events may include, but are not limited to, fluctuations in overall interest rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which we conduct business.

The factors that are enumerated above form the basis for a model which we utilize in calculating the appropriate level of our allowance for loan losses at the balance sheet date. This model has three main components. First, losses are estimated on loans we have individually identified and determined to be “impaired”. A loan is considered to be impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The loss allowance applicable to impaired loans is the difference, if any, between the loan balances outstanding and the value of the impaired loans as determined by either 1) an estimate of the cash flows that we expect to receive from those borrowers discounted at the loan’s effective rate, or 2) in the case of collateral-dependent loans, the fair value of the collateral securing those loans.

Second, for all other loans, we divide the loan portfolio into groups or pools based on similarity of risk characteristics. Historical loss rates, which are weighted toward current experience, are then applied to determine an appropriate allowance for each pool or group.

Finally, an adjustment is applied, if appropriate, to give effect to qualitative or environmental factors that could cause estimated credit losses within the existing loan portfolio to differ from the historical loss experience.

We review our allowance on a quarterly basis and believe that it is adequate to cover inherent loan losses on the loans outstanding as of each reporting date. However, the appropriateness of the allowance using our procedures and methods is dependent upon the accuracy of various judgments and assumptions about economic conditions and other factors affecting loans. No assurance can be given that we will not, in any particular period, sustain loan losses that are significantly different from the amounts reserved for those loans, or that subsequent evaluations of the loan portfolio and our allowance, in light of conditions and factors then prevailing, will not require material changes in the allowance for loan losses or future charges to earnings. In addition, various regulatory agencies, as an integral part of their routine examination process, periodically review our allowance. Those agencies may require that we make additions to the allowance based on their judgments about information available to them at the time of their examinations.

Accounting for intangible assets is as prescribed by generally accepted accounting principles. We account for recognized intangible assets based on their estimated useful lives. Intangible assets with finite useful lives are amortized, while intangible assets with an indefinite useful life are not amortized. Goodwill is not amortized, but is subject to fair value impairment tests on at least an annual basis. If based upon our evaluation impairment has occurred, the impairment charge is recognized at that time. During the 2008 evaluation of our goodwill, the determination was made that our goodwill was impaired and the entire remaining balance of $591,000 was charged off our balance sheet.

OVERVIEW

The past two years have been difficult ones for the financial services industry in general. Bank failures have been numerous, particularly among community banks in some southeastern states, primarily brought about by the severe downturn in real estate markets. Our operating results over the past two years have been adversely affected by the weakness in the economy in general and real estate in particular. Our net loss available to common shareholders was $3.8 million for 2009 and $3.6 million for 2008. The losses in both years were driven by substantial increases in loan loss provisions due to deterioration in our loan portfolio, significant losses and net operating expenses associated with foreclosed real estate, as well as, lost interest revenue caused by elevated levels of nonperforming assets.

In addition to the effect on our operating results noted above, the economic environment of the past two years led to a decline of $14.1 million in our loan portfolio during 2009. Given the prominence of real estate loans in our lending activities, it has been and continues to be a challenge to generate quality credit in sufficient volume to outpace payments.

We strive to serve the financial needs of small to medium-sized businesses and individuals in our market area, offering an array of financial products emphasizing superior customer service.

Real estate secured loans, including construction loans and loans secured by existing commercial and residential properties, made up almost 80% of our loan portfolio at December 31, 2009, with the remainder of our loans consisting of commercial and industrial loans and loans to individuals. We also offer certain loan products through associations with various mortgage lending companies. Through these associations, we originate 1-4 family residential mortgages, at both fixed and variable rates. We earn fees for originating these loans and transferring the loan package to the mortgage lending companies.

The deposit services we offer include small business and personal checking accounts, savings accounts, money market checking accounts and certificates of deposit. The Company concentrates on providing customer service to build its customer deposit base and competes aggressively in the area of transaction accounts.

Additional funding includes certificates of deposit acquired through deposit brokers, advances from the Federal Home Loan Bank, term repurchase agreements from two money center financial institutions and federal funds lines of credit from correspondent banks.

Over 80% of our revenue (net interest income plus noninterest income) was comprised of net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. Therefore, the levels of interest rates and our ability to effectively manage the effect that changes in interest rates have on net interest income can have a significant impact on revenue and results of operations. Results of operations may also be materially affected by our provision for loan losses, which has been much higher during the past two years than our long-term trend. Service charges and fee income generated from customer services represented less than 10% of revenue in each of the past two years and represents an area of potential revenue growth. Noninterest expense is the third major driver of operating results along with net interest income and the provision for loan losses. Total noninterest expenses absorbed over 95% of our revenue in each of the past two years. Noninterest expenses include compensation and employee benefits, occupancy and equipment expenses, FDIC insurance premiums, expenses related to foreclosed real estate, professional services, expenditures for data processing services and various other costs of doing business.

FINANCIAL CONDITION AT DECEMBER 31, 2009 AND DECEMBER 31, 2008

Total assets at December 31, 2009, increased by $48.4 million or 8.6% to $610.4 million compared to $562.0 million at December 31, 2008. We had earning assets of $565.1 million at December 31, 2009 consisting of $391.3 million in loans, $140.0 million in investment securities and $33.8 million in temporary investments. Stockholders’ equity was $45.0 million at December 31, 2009 compared to $36.6 million at December 31, 2008.

Loans.    Total loans declined by $14.1 million or 3.5% during the twelve months of 2009, from $405.4 million on December 31, 2008 to $391.3 million at December 31, 2009. On December 31, 2009, real estate loans made up 79.5% of total loans while commercial non-real estate loans comprised another 19.4% of the portfolio. Total loans represented 64.1% and 72.1% of our total assets on December 31, 2009 and 2008, respectively.

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, our loan portfolio yielded 5.9% for the year ending December 31, 2009 as compared to an average yield of 6.5% during 2008.

We intend to continue to pursue growth of high quality loans to the extent permitted by our capital.

The following table contains selected data relating to the composition of our loan portfolio by type of loan on the dates indicated.

TABLE I.

ANALYSIS OF LOAN PORTFOLIO

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Real estate loans:
Residential 1-4 family	$76,767	19.62%	$68,876	16.99%	$63,023	15.95%	$63,221	17.83%	$60,817	20.28%
Commercial real estate	161,904	41.38	154,463	38.10	119,473	30.24	108,907	30.72	95,301	31.77
Construction and development	41,580	10.63	60,476	14.92	59,522	15.07	59,693	16.84	36,806	12.27
Home equity	30,775	7.87	29,656	7.32	26,575	6.73	21,640	6.10	24,942	8.32

Total real estate loans	311,026	79.50	313,471	77.33	268,593	67.99	253,461	71.49	217,866	72.64
Commercial business loans	75,762	19.36	84,282	20.79	116,105	29.39	92,479	26.08	72,798	24.27
Consumer loans:
Installment	3,303	0.84	5,989	1.48	6,933	1.75	6,614	1.87	5,088	1.70
Other	1,174	0.30	1,660	0.40	3,421	0.87	2,001	0.56	4,175	1.39

Total loans	391,265	100.00%	405,402	100.00%	395,052	100.00%	354,555	100.00%	299,927	100.00%

Allowance for loan losses	(8,167)		(6,308)		(4,245)		(3,732)		(3,315)

Total loans, net	$383,098		$399,094		$390,807		$350,823		$296,612

The following table reflects the scheduled maturities of commercial real estate loans, construction and development loans, and commercial business loans (dollars in thousands):

	December 31, 2009
	1 year or less	After 1 year but within 5 years	After 5 years	Total
Commercial real estate loans	$44,791	$100,918	$16,195	$161,904
Constructions and development loans	22,252	18,464	864	41,580
Commercial business loans	46,494	27,375	1,893	75,762

Total	$113,537	$146,757	$18,952	$279,246

The following table reflects the scheduled maturities of all fixed and variable interest rate loans (dollars in thousands):

	December 31, 2009
	1 year or less	After 1 year but within 5 years	After 5 years	Total
Loans with fixed interest rates	$51,592	$147,190	$32,335	$231,117
Loans with variable interest rates	83,585	42,261	34,302	160,148

Total	$135,177	$189,451	$66,637	$391,265

Allowance for Loan Losses.    On December 31, 2009, our allowance totaled approximately $8.2 million and amounted to 2.09% of total loans and 88.5% of our nonperforming loans. This compares to an allowance of $6.3 million, or 1.56% of loans and 93.9% of nonperforming loans at December 31, 2008 and $4.2 million, or 1.07% of loans and 58.9% of nonperforming loans as of December 31, 2007.

The following table contains an analysis of our allowance for loan losses for the time periods indicated.

Table II.

SUMMARY OF LOAN LOSS EXPERIENCE

	Year ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Balance at beginning of period	$6,308	$4,245	$3,732	$3,315	$2,500
Provision for loan losses	5,547	6,291	1,470	1,157	1,120
Charge-offs:
Residential mortgage	(256)	(645)	(108)	(358)	(99)
Commercial real estate	(141)	(300)	(738)	(58)	(48)
Construction and development	(1,381)	(640)	(49)	—	—
Commercial business	(1,912)	(2,919)	(1)	(210)	(15)
Installment	(218)	(169)	(143)	(132)	(155)

Total charge-offs	(3,908)	(4,673)	(1,039)	(758)	(317)

Recoveries:
Residential mortgage	4	45	2	—	—
Commercial real estate	50	192	1	4	—
Construction and development	9	50	—	—	—
Commercial business	128	124	2	—	—
Installment	29	34	77	14	12

Total recoveries	220	445	82	18	12

Net charge-offs	(3,688)	(4,228)	(957)	(740)	(305)

Balance at end of period	$8,167	$6,308	$4,245	$3,732	$3,315

Ratio of net charge-offs during period to average loans outstanding	0.92%	1.04%	0.26%	0.23%	0.11%

Ratio of allowance for loan losses to non-performing loans	88.5%	93.9%	58.9%	80.1%	164.4%

Ratio of allowances for loan losses to total loans	2.09%	1.56%	1.07%	1.05%	1.11%

During 2009, we incurred net loan charge-offs of $3.7 million, compared to $4.2 million in 2008 and $957,000 in 2007. These levels of net charge-offs produced net loss ratios of .92% for 2009, 1.04% for 2008, and .26% for 2007. The loss ratios for 2009 and 2008 were substantially higher that our longer-term trend which contributed to increased loan loss provisions in both years. The deterioration in our loan portfolio, as evidenced by rising loss ratios and nonperforming loans, resulted in the increases in our allowance for loan losses in both 2009 and 2008.

An analysis of the allowance for loan losses for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 is contained in the following table:

Table III.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Real estate loans:
Residential, 1-4 family	$721	8.83%	$1,072	16.99%	$659	15.52%	$657	17.62%	$639	19.28%
Commercial real estate	4,072	49.86	2,403	38.09	1,249	29.41	1,133	30.34	1,002	30.23
Construction and development	1,007	12.33	941	14.92	747	17.60	669	17.93	549	16.55
Home equity	93	1.14	462	7.32	278	6.54	225	6.03	262	7.91

Total real estate loans	5,893	72.16	4,878	77.32	2,933	69.07	2,684	71.92	2,452	73.97
Commercial business loans	2,165	26.51	1,311	20.78	1,213	28.59	962	25.77	765	23.08

Consumer loans:
Installment	104	1.27	93	1.47	72	1.71	69	1.84	53	1.61
Other	5	0.06	26	0.43	27	0.63	17	0.47	45	1.34

Total Loans	$8,167	100.00%	$6,308	100.00%	$4,245	100.00%	$3,732	100.00%	$3,315	100.00%

The allowance has been allocated on an approximate basis. The entire amount of the allowance is available to absorb losses occuring in any category. The allocation is not necessarily indicative of future losses.

Asset Quality.    Credit risks are inherent in making loans. We assess these risks and attempt to manage them effectively by adhering to internal credit underwriting policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies. A loan is placed in non-accrual status when, in our judgment, the collection of interest appears doubtful. Nonperforming assets are defined as nonaccrual loans, loans contractually past due for more than 90 days but still accruing interest, and foreclosed or idled properties. At December 31, 2009, the Company’s non-performing assets totaled $17.4 million, or 4.37% of loan-related assets, compared to $12.3 million, or 3.00% of loan-related assets at December 31, 2008.

On December 31, 2009, we had no loans that were delinquent over 90 days and still accruing interest, and $9.2 million that were in non-accrual status. Interest accrued, but not recognized as income on non-accrual loans, was approximately $254,000 during 2009.

Other real estate owned at December 31, 2009, amounted to $8.2 million compared to $5.6 million as of December 31, 2008. Other real estate is carried at the lower of cost or estimated net realizable value.

The following table summarizes information regarding our nonperforming assets on December 31, 2009, 2008, 2007, 2006, and 2005.

Table IV.

NONPERFORMING ASSETS

	At December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate loans:
Mortgage	$2,971	$195	$—	$102	$1,150
Commercial	1,606	5,466	300	2,596	474
Construction and development	1,488	285	—	—	—

Total real estate loans	6,065	5,946	300	2,698	1,624
Commercial business customers	3,151	771	248	82	65
Installment	8	—	—	—	—

Total nonaccrual loans	9,224	6,717	548	2,780	1,689
Accruing loans which are contractually past due 90 days or more	—	—	6,661	1,882	328

Total nonperforming loans	9,224	6,717	7,209	4,662	2,017
Other real estate owned	8,233	5,622	2,528	1,000	2,182

Total nonperforming assets	$17,457	$12,339	$9,737	$5,662	$4,199

Total nonperforming loans as a percentage of loans	2.36%	1.66%	1.82%	1.31%	0.67%
Total nonperforming assets as a percentage of loans and other real estate owned	4.37%	3.00%	2.45%	1.59%	1.39%
Total nonperforming assets as a percentage of total assets	2.86%	2.20%	1.92%	1.25%	1.08%

Investment Securities.    Our investment securities totaled $140.0 million at December 31, 2009, and $113.1 million at December 31, 2008. Our investment portfolio includes U.S. Government Agency bonds, mortgage backed securities, state and municipals and corporate subordinated debt of other financial institutions, all of which are classified as held to maturity or available-for-sale. Held to maturity securities are carried at amortized cost value and available for sale securities are carried at fair value.

We use our investment portfolio to employ liquid funds and as a tool in the management of interest rate risk, while at the same time providing interest income. Practically all of our securities are classified as available for sale and, as such, may be sold from time to time to increase liquidity or re-balance the interest rate sensitivity profile of our balance sheet. However, we do have the available liquidity to hold our securities to maturity should we have the need to. In fact, we have classified some of our more illiquid securities as held to maturity because we fully intend to hold them until their maturity date. All securities classified as held to maturity were purchased in 2008 and consist of subordinated debt and trust preferred securities issued or guaranteed by other financial institutions. In December 2009, we recorded an impairment charge of $498,000 on a $1 million investment in a trust preferred security as a result of the guarantor exercising its right to defer interest payments to the issuing trust. In addition to the impairment charge, we have discontinued recognizing interest income on this investment until such time as the guarantor resumes interest payments to the trust.

The following table summarizes the carrying value of our investment securities on the dates indicated.

Table V.

INVESTMENT SECURITIES

	December 31,
	2009	2008	2007
	(dollars in thousands)
U.S. Government agency bonds	$98,312	$32,479	$42,083
State and municipal bonds	6,105	11,335	8,883
Mortgage-backed securities	29,833	61,889	7,662
Corporate securities	5,754	7,436	2,089

Total	$140,004	$113,139	$60,717

The following tables summarize information regarding the scheduled maturities, amortized cost, and weighted average yields on a tax equivalent basis for our investment securities portfolio on December 31, 2009 and 2008.

Table VI.

INVESTMENT SECURITIES

At December 31, 2009:

	1 year or less		Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(dollars in thousands)
U.S. Government agency bonds	$26,997	1.56%	$55,391	2.30%	$13,179	3.34%	$3,050	4.35%	$98,617	2.30%
State and municipal bonds	1,053	4.31	4,233	5.15	554	4.81	—	—	5,840	4.97
Mortgage-backed securities	133	2.51	525	3.72	3,587	3.99	25,002	4.25	29,247	4.20
Corporate securities	997	8.23	2,392	8.21	1,000	3.75	1,463	7.04	5,852	7.16

Total investment securities	$29,180	1.89%	$62,541	2.73%	$18,320	3.53%	$29,515	4.40%	$139,556	3.01%

At December 31, 2008:

	1 year or less		Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(dollars in thousands)
U.S. Government agency bonds	$—	—%	$23,985	5.05%	$7,559	5.82%	$—	—%	$31,544	5.13%
State and municipal bonds	661	4.61	6,466	5.15	1,898	4.89	2,092	6.44	11,117	5.32
Mortgage-backed securities	—	—	1,108	3.90	2,176	4.79	57,531	5.52	60,815	5.46
Corporate securities	—	—	3,460	8.35	1,000	7.26	2,998	7.73	7,458	8.00

Total investment securities	$661	4.61%	$35,019	5.35%	$12,633	5.62%	$62,621	5.66%	$110,934	5.52%

Deposits.    Our deposit service offerings include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. On December 31, 2009, total deposits were $493.9 million compared with $444.5 million on December 31, 2008, an increase of $49.4 million or 11.1%. This change was primarily the function of growth of $14.5 million in our money market deposits during 2009 as well as an increase of $38.7 million in brokered deposits.

The growth in money market deposits began in July 2008 when we offered a special money market rate that was guaranteed through June 30, 2009. Between June 30, 2008 and June 30, 2009, which approximates the time period of the rate guarantee, our money market deposits grew by $236 million. During this same time period we had a decrease of $118 million in savings and other customer time deposits. This leads us to conclude that approximately $118 million of the increase in money market deposits during the special promotion represented new deposits. Since the rate promotion expired we began to reduce the rates paid on money market deposits to levels more in-line with the markets we serve and at December 31, 2009 money market deposits totaled $224.5 million. The year-end 2009 combined balances in savings deposits, money market deposits and customer time deposits increased $66 million, or 23%, over the levels of June 30, 2008, shortly before the special promotion began.

Brokered deposits have increased from $32.3 million at December 31, 2008 to $71.0 million at December 31, 2009, an increase of $38.7 million. On December 31, 2009, approximately 14.4% our total deposits were made up of brokered deposits as compared to 7.3% at December 31, 2008 and 23.0% as of December 31, 2007. On December 31, 2009, total time deposits issued in denominations of $100,000 or more made up approximately 23.5% of our total deposits as compared to 17.4% as of December 31, 2008 and 41.3% at December 31, 2007.

Retail deposits gathered through our branch network continue to be our principal source of funding. It is our intent to focus our efforts and marketing resources on the growth of our deposit base as we believe this to be the most effective long term strategy for profitable growth.

The following table summarizes our average deposits for the years ended December 31, 2009, 2008, and 2007.

Table VII.

DEPOSIT MIX

	For the Years ended December 31,
	2009		2008		2007
	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
	(dollars in thousands)
Interest-bearing deposits:
Interest-checking deposits	$32,172	1.13%	$25,801	1.11%	$27,385	1.43%
Money market and savings deposits	266,108	2.62	113,220	3.26	51,410	3.64
Time deposits	169,825	2.67	267,649	4.35	292,437	5.13

Total interest-bearing deposits	468,105	2.54	406,670	3.84	371,232	4.65
Noninterest-bearing demand deposits	33,609		31,855		28,980

Total deposits	$501,714	2.37%	$438,525	3.56%	$400,212	4.31%

The following table contains an analysis of our time deposits of $100,000 or more December 31, 2009, 2008, and 2007.

	At December 31,
	2009	2008	2007
	(dollars in thousands)
Remaining maturity of three months or less	$28,663	$34,604	$62,478
Remaining maturity of over three to twelve months	37,640	38,356	105,639
Remaining maturity of over twelve months	49,609	4,453	6,065

Total time deposits of $100,000 or more	$115,912	$77,413	$174,182

Borrowed Funds.    The following table summarizes our borrowings at December 31, 2009, 2008 and 2007.

Table VIII.

BORROWED FUNDS

	At December 31,
	2009		2008		2007
	Outstanding Balance	Average Rate	Outstanding Balance	Average Rate	Outstanding Balance	Average Rate
	(dollars in thousands)
Federal funds purchased and securities sold under overnight repurchase agreements	$1,682	0.53%	$1,557	2.07%	$7,657	3.02%
Securities sold under term repurchase agreements	45,000	4.38	45,000	4.38	—	—
Federal Home Loan Bank advances	15,000	3.15	25,000	3.80	34,000	4.65
Trust preferred securities	5,155	3.16	5,155	4.91	—	—
Subordinated debt	2,700	4.00	2,700	4.00	—	—

Total borrowed funds	$69,537	3.92%	$79,412	4.17%	$41,657	4.35%

The following table presents our average balances as well as the average cost associated with those balances for the specified periods.

	For the years ended December 31,
	2009		2008		2007
	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
	(dollars in thousands)
Federal funds purchased and securities sold under overnight repurchase agreements	$1,790	0.67%	$2,672	2.10%	$1,330	4.89%
Securities sold under term repurchase agreements	45,000	4.40	19,413	4.39	—	—
Federal Home Loan Bank advances	21,433	3.65	28,223	3.83	24,017	4.88
Trust preferred securities	5,155	3.94	3,968	5.57	—	—
Subordinated debt	2,700	4.00	1,028	5.16	—	—

Total borrowed funds	$76,078	4.06%	$55,304	4.10%	$25,347	4.88%

During 2008, we entered into term repurchase agreements with two money center financial institutions. These two borrowing arrangements total $45.0 million in the aggregate and currently bear interest at an effective annual blended rate of 4.38%. These borrowings were secured by marketable securities totaling approximately $53.6 million at December 31, 2009. The agreements have final maturity dates in July 2015 and August 2018 but may be terminated by the lenders beginning July 2013 and August 2011, respectively.

On December 31, 2009, we had advances from the Federal Home Loan Bank (“FHLB”) totaling $15.0 million. These advances bear interest at the combined annual rate of 3.15% and are secured by eligible one-to-four family mortgages, commercial real estate loans and home equity loans with aggregate outstanding principal balances of approximately $33.0 million.

During 2008, the Company issued $5.2 million of junior subordinated debentures to its wholly owned capital trust, Bank of the Carolinas Trust I (the “Trust”), which, in turn, issued $5.0 million in trust preferred securities having a like liquidation amount and $155,000 in common securities (all of which is owned by the Company). The Company has fully and unconditionally guaranteed the Trust’s obligations related to the trust preferred securities. The Trust has the right to redeem the trust preferred securities in whole or in part, on or after March 26, 2013 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, the Trust may redeem the trust preferred securities in whole (but not in part) at any time within 90 days following the occurrence of a tax event, an investment company event or a capital treatment event at a special redemption price (as defined in the debenture). The trust preferred securities bear interest at the annual rate of 90-day LIBOR plus 300 basis points adjusted quarterly.

The Company also has issued $2.7 million of subordinated debt in a private transaction with another banking institution. This subordinated note has a floating interest rate equal to 75 basis points over the Prime Rate published by Wall Street Journal and a maturity date of August 13, 2018. The Company makes monthly interest payments on the outstanding debt to the holder of the note. This debt can be repaid in full at any time with no penalty.

Capital Resources.    Total stockholders’ equity increased by $8.4 million to $45.0 million on December 31, 2009, compared to $36.6 million on December 31, 2008. The increase was the substantially the net result of the current year’s net loss, net unrealized losses on securities available for sale, the issuance of preferred shares to the United States Treasury (the “UST”) and the accrual of dividends on the preferred shares.

On April 17, 2009, the Company became a participant in the UST Capital Purchase Program by selling shares of Series A preferred stock to the UST having a liquidation value of $13.2 million. The preferred shares have a cumulative dividend rate of 5% per annum for the first five years and 9% per annum thereafter. As a part of the transaction, the Company also issued the UST warrants to purchase 475,204 shares of the Company’s common stock at $4.16 per share for a term of ten years.

Off-Balance Sheet Transactions.    Certain financial transactions are entered into by the Company in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions as of December 31, 2009 and 2008 were commitments to extend credit and financial letters of credit. Except as disclosed in this report, the Company does not have any ownership interest in any off-balance sheet subsidiaries or special purpose entities.

	December 31,
	2009	2008
	(In Thousands)
Loan commitments	$24,176	$57,717
Financial standby letters of credit	2,477	2,139

Total unused commitments	$26,653	$59,856

Commitments to extend credit to customers represent legally binding agreements with fixed expiration dates. Since many of these commitments expire without being funded, the commitment amounts do not necessarily represent liquidity requirements.

Contractual Obligations.    The following disclosure shows the contractual obligations that the Company had outstanding at December 31, 2009.

	Total payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Time deposits	$187,344	$119,438	$66,698	$1,208	$—
Securities sold under term repurchase agreements(1)	45,000	—	—	—	45,000
Federal Home Loan Bank advances	15,000	5,000	10,000	—	—
Trust preferred securities	5,155	—	—	—	5,155
Subordinated debt	2,700	—	—	—	2,700
Leases	1,311	280	661	370	—

Total	$256,510	$124,718	$77,359	$1,578	$52,855

(1)	Obligations in this category are classified as to maturity dates. One repurchase agreement, with a principal balance of $20 million, may be called by the holder on a quarterly basis beginning August 20, 2011. The other repurchase agreement included above, which has a principal balance of $25 million, may be called by the holder on a quarterly basis beginning July 8, 2013.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

Net Income (Loss).    We had a net loss available to common shareholders of $3.8 million or $0.97 per share for the year ended December 31, 2009, compared to net loss of $3.6 million or $0.92 per share for the year ended December 31, 2008 and net income for the year ended December 31, 2007 of $2.0 million, or $.50 per diluted common share. As noted earlier, the principal reason for the losses incurred during the past two years has been related to deterioration in our loan portfolio which has resulted in materially higher loan loss provisions and increased expenses related to the ownership and disposal of foreclosed real estate.

Net Interest Income.    Our primary source of revenue is net interest income, which is the difference between interest income generated by our interest-earning assets (primarily loans and investment securities) and interest expense on interest-bearing liabilities (primarily deposits and borrowed funds). Net interest income increased $2.0 million to $14.7 million in 2009 from 2008 after declining $1.9 million from 2007. Our net interest margin remained stable in 2009 compared to 2008 at 2.56% after declining from a margin of 3.36% in 2007. Our net interest spread improved to 2.42% in 2009 from 2.29% in 2008 which represented a substantial decline from the 2007 spread of 2.96%. The volatility in our net interest margin and net interest spread and resulting net interest income over the past two years has been primarily due to the declines in short-term rates brought about by very aggressive Federal Reserve policies, slowing loan growth, increased levels of nonperforming assets and the effects of the special money market promotion discussed earlier. While our 2009 net interest margin was identical with 2008 performance, net interest income, as noted above, increased $2.0 million, or 15.6%, in 2009 compared to 2008. Also, the net interest margin in the third and fourth quarters of 2009 showed better relative improvement from the 2008 quarters than the full year results largely as the result of reducing rates on the money market deposits that were placed with us during our special promotion.

Table IX summarizes the average balances of our various categories of assets and liabilities and their associated yields or costs for the years ended on December 31, 2009, 2008, and 2007.

Table IX.

SUMMARY OF NET INTEREST INCOME AND AVERAGE BALANCES

	December 31, 2009			December 31, 2008			December 31, 2007
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans	$401,512	$23,685	5.90%	$405,951	$26,276	6.47%	$365,866	$29,874	8.17%
Investment securities	149,061	5,860	3.93	80,916	4,091	5.06	60,370	2,808	4.65
Other interest-earning assets	22,445	76	0.34	9,441	208	2.20	8,161	423	5.18

Total interest-earning assets	573,018	29,621	5.17%	496,308	30,575	6.16%	434,397	33,105	7.62%

Other assets, net	51,490			38,197		`	32,248

Total assets	$624,508			$534,505			$466,645

Interest bearing liabilities:
Interest-checking deposits	$32,172	365	1.13%	$25,801	287	1.11%	$27,385	392	1.43%
Money Market and Savings deposits	266,108	6,973	2.62	113,220	3,687	3.26	51,410	1,870	3.64
Time deposits	169,825	4,530	2.67	267,649	11,645	4.35	292,437	15,001	5.13

Total interest-bearing deposits	468,105	11,868	2.54	406,670	15,619	3.84	371,232	17,263	4.65
Borrowed funds	76,078	3,087	4.06	55,304	2,265	4.10	25,347	1,237	4.88

Total Interest-bearing liabilities	544,183	14,955	2.75	461,974	17,884	3.87	396,579	18,500	4.66

Noninterest-bearing demand deposits	33,609			31,855			28,980
Other liabilities	1,739			1,535			2,699
Stockholders’ Equity	44,977			39,141			38,387

Total liabilities and stockholders’ equity	$624,508			$534,505			$466,645

Net interest income and interest rate spread		$14,666	2.42%		$12,691	2.29%		$14,605	2.96%

Net yield on average interest-earning assets			2.56%			2.56%			3.36%

Ratio of average interest-earning assets to average interest-bearing liabilities			105.30%			107.43%			109.54%

Non accrual loans are included in the table for the years ended December 31, 2009, 2008, and 2007.

Loan fees and late charges of $224, $899, and $1,054 for 2009, 2008, and 2007, respectively, are included in interest income.

Table X summarizes the dollar amount of changes in interest income and interest expense for the major components of our interest-earning assets and interest-bearing liabilities during the twelve months ended December 31, 2009 and 2008. The table shows changes in interest income and expense attributable to volume changes and interest rate changes. The changes attributable to both rate and volume changes have been allocated between the two components on a relative basis. As the table indicates, the increase in net interest income realized during 2009 in comparison to 2008 was overwhelmingly the result of interest rate changes, as volume changes actually had a negative effect on the current year results. The table also indicates that rates reduced the cost of interest-bearing liabilities significantly more than they reduced the income from interest-earning assets, which is reflective of the effect of reducing the rates on our money market deposits.

Table X.

VOLUME / RATE VARIANCE ANALYSIS

	Year Ended December 31, 2009 vs. 2008 Increase (Decrease) Due to			Year Ended December 31, 2008 vs. 2007 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Interest-earning assets:
Loans	$(288)	$(2,303)	$(2,591)	$3,199	$(6,797)	$(3,598)
Investment securities	2,800	(1,031)	1,769	984	299	1,283
Other interest-earning assets	(47)	(85)	(132)	60	(275)	(215)

Total interest income	2,465	(3,419)	(954)	4,243	(6,773)	(2,530)

Interest-bearing liabilities:
Deposits	2,238	(5,989)	(3,751)	1,621	(3,265)	(1,644)
Borrowed funds	848	(26)	822	1,184	(156)	1,028

Total interest expense	3,086	(6,015)	(2,929)	2,805	(3,421)	(616)

Net interest income	$(621)	$2,596	$1,975	$1,438	$(3,352)	$(1,914)

Provision for Loan Losses.    Provisions for loan losses are charged to income in order to maintain the allowance for loan losses at a level we deem appropriate under circumstances known to exist at the balance sheet date. In evaluating the allowance for loan losses, we consider factors that include portfolio size, composition and industry diversification of the portfolio, historical loan loss experience, current levels of impaired and delinquent loans, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The allowance for loan losses expressed as a percentage of total loans was 2.09%, 1.56%, and 1.07% at December 31, 2009, 2008, and 2007, respectively. The allowance includes $4.0 million at December 31, 2009 and $1.4 million at December 31, 2008 allocated to specific loans with principal balances totaling approximately $11.3 million and $4.2 million, respectively. See “Critical Accounting Policies”.

The provision for loan losses decreased 11.8% to $5.5 million in 2009 from $6.3 million in 2008. The 2008 provision was 4.3 times the $1.5 million provision recorded in 2007 and reflected the beginning of the current credit cycle, which has been particularly difficult for lenders with large concentrations of real estate loans. The sizable provisions recorded in both 2009 and 2008 were the result of net charge-offs and nonperforming asset levels that were significantly above long-term historic trends on a relative basis.

Net loan charge-offs for 2009 totaled $3.7 million which equates to 0.92% of average loans for the year and a 12.8% decline from 2008 net charge-offs of $4.2 million which represented 1.04% of average loans outstanding for that year. For the five years prior to the current credit cycle (2003 – 2007), our net charge-offs averaged .21% of average loans on an annual basis.

Total nonperforming assets amounted to $17.4 at December 31, 2009, an increase of 41.4% from the year-end 2008 total of $12.3 million. Total nonperforming assets as a percent of loan-related assets (loans plus foreclosed real estate) amounted to 4.37% at December 31, 2009 compared to 3.00% as of year-end 2008. For the five year-ends preceding the current credit cycle, nonperforming assets averaged 1.35% of loan-related assets. Nonperforming assets as a percent of total assets was 2.86% of total assets at the end of 2009 compared to 2.20% at December 31, 2008. On a historic basis, nonperforming assets as a percent of total assets averaged 1.06% for the 2003 – 2007 year-ends.

Noninterest Income.    In addition to net interest income, we derive revenues from providing a variety of financial services to our customers. Fees from providing these services totaled $1.3 million in 2009, $1.4 million in 2008 and $1.5 million in 2007. The largest component of customer service fees is revenues from deposit services which totaled $826,000 in 2009, $889,000 in 2008 and $849,000 in 2007. While this is a mature and very competitive part of our business, we believe this is an area of opportunity. The fastest growing area of fee revenue is from debit card services. While this is not a new service, it is still a relatively new part of the U.S. payment system. Our revenues in this area almost doubled from $151,000 to $290,000 over the past two years. Fees from loan services, which primarily includes fees related to real estate loan production, declined 27.2% in 2009 as real estate lending slowed. A significant factor affecting our growth in overall customer service fees is our decision to exit the investment services business. In 2007, we collected $229,000 in revenue from facilitating the sale of packaged financial products to our customer base while only $3,000 in revenue was recorded in 2009.

Other significant components of noninterest income are gains and losses on investment securities and increase in the cash value of life insurance policies we hold on our officer level employees. In 2009, we realized $1.5 million in net gains on investment securities. This includes an other than temporary impairment charge of $498,000 on a $1 million investment in the trust preferred securities as a result of the guarantor exercising its right to defer interest payments to the issuing trust.

The following is a tabular presentation of our non-interest income for the years ended December 31, 2009, 2008, and 2007.

Table XI.

NONINTEREST INCOME

	2009	2008	2007
	(dollars in thousands)
Deposit services fees	$826	$889	$849
Card services fees	290	237	151
Loan services fees	147	202	200
Investment services revenue	3	19	229
Other customer services fees	78	74	64

Total customer services fees	1,344	1,421	1,493
Net gain (loss) on investment securities	1,530	615	(42)
Increase in cash value of bank owned life insurance	364	362	346
All other income	59	36	138

Total noninterest income	$3,297	$2,434	$1,935

Non-interest Expense.    Non-interest expense totaled $17.5 million for the year ended December 31, 2009, an increase of $2.4 million, or 16.0% over the $15.1 million reported for the year ended December 31, 2008, which was a $2.7 million increase, or 21.7%, from the 2007 amount. The major factors contributing to the increase in noninterest expenses in 2009 compared to 2008 were (1) an increase of $1.2 million, or 358.8%, in FDIC insurance cost, as the result of the increased assessment rate, (2) an increase of $782,000, or 70.0%, in net operating costs and net losses on foreclosed real estate, reflecting higher levels of foreclosure activity, (3) an increase of $729,000, or 156.8%, in professional service expenditures, primarily the result of outsourcing certain credit administration functions and increased legal fees, (4) an increase of $201,000, or 10.0%, in occupancy and equipment expenses due primarily to new asset purchases and property taxes, and (5) an increase of $199,000, or 23.6%, in data processing costs as a result of a systems conversion. These increases were partially offset by a reduction in goodwill impairment charges of $591,000 due to the Company’s action to completely write-off its unamortized goodwill in 2008.

The following table summarizes the major components of our non-interest expense for the years ended December 31, 2009, 2008, and 2007.

Table XII.

NONINTEREST EXPENSES

	2009	2008	2007
	(dollars in thousands)
Salaries and benefits	$7,040	$7,054	$5,977
Occupancy and equipment expenses	2,221	2,020	1,731
FDIC insurance assessments	1,505	328	252
Data processing	1,042	843	758
Professional services	1,194	465	1,016
Telephone and data communications	341	338	202
Advertising and promotional	316	443	474
Postage and courier	264	206	210
Printing and supplies	241	211	230
Valuation allowances and net operating costs associated with foreclosed real estate	1,899	1,117	45
Goodwill impairment	—	591	—
All other expenses	1,451	1,476	1,503

Total noninterest expenses	$17,514	$15,092	$12,398

Income Taxes.    We recorded income tax benefits of $2.0 million in 2009 and $2.6 million in 2008 and income tax expense of $714,000 in 2007. The 2009 income tax benefit amounted to 38.6% of our pretax loss as compared to 42.1% of pre-tax loss for 2008 and the income tax expense amounted to 26.7% of pre-tax income for 2007.

CAPITAL ADEQUACY

We are required to comply with the capital adequacy standards established by the Federal Deposit Insurance Corporation (FDIC). The FDIC has issued risk-based capital and leverage capital guidelines for measuring the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for us to be considered in compliance with the FDIC’s requirements. On December 31, 2009, our Total Capital Ratio and Tier 1 Capital Ratio were 11.67% and 9.86%, respectively, both well above the minimum levels required by the FDIC’s guidelines. On December 31, 2009 our Tier 1 Leverage Capital Ratio was 7.27%, which was also well above the minimum level required by the FDIC’s guidelines. However, the Company and the Bank’s Board of Directors have entered into informal agreements with our respective banking regulators which are described in Note 10 to our audited financial statements included in Item 8 of this Report.

Among other things, the agreements require that the Bank maintain capital levels in excess of normal statutory minimums, including a Tier 1 Leverage Capital Ratio of not less than 7.50%, and other ratios at least at “well capitalized” levels. At December 31, 2009, the Bank’s Tier1 Leverage Capital Ratio was 7.38%, slightly below the agreed to minimum. During the latter part of 2009 the Bank implemented a deposit pricing strategy designed to improve net interest income and at the same time reduce the size of our balance sheet. This strategy has been effective as total period-end assets at December 31, 2009 declined $53.7 million from September 30, 2009. The decline in assets was the principally the result of a $51.3 million reduction in deposits, driven by declines in money market and brokered deposits. The outflow in deposits was funded through reductions in liquid assets. The Tier 1 Leverage Capital Ratio is calculated based on the fourth quarter average of total assets, so the full effect of our balance sheet strategy was not recognized for this purpose at year-end. If period-end assets had been used to calculate the Bank’s Tier 1 Leverage Ratio at December 31, 2009 rather than fourth quarter average, the ratio would have been 7.76%, higher than the level agreed to and above the ratio at which institutions are normally considered well-capitalized. Based on average assets through March 29, 2010, we are confident that the Tier 1 Leverage Ratio will remain above 7.50% for the first quarter of 2010.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity.    Liquidity management is the process of managing assets and liabilities as well as their maturities to ensure adequate funding for loan and deposit activity as well as continued growth of the Company. Sources of liquidity come from both balance sheet and off-balance sheet sources. We define balance sheet liquidity as the relationship that net liquid assets have to unsecured liabilities. Net liquid assets is the sum of cash and cash items, less required reserves on demand and NOW deposits, plus demand deposits due from banks, plus temporary investments, including federal funds sold, plus the fair value of investment securities, less collateral requirements related to public funds on deposit and repurchase agreements. Unsecured liabilities is equal to total liabilities less required cash reserves on noninterest-bearing demand deposits and interest-checking deposits and less the outstanding balances of all secured liabilities, whether secured by liquid assets or not. We consider off-balance sheet liquidity to include unsecured federal funds lines from other banks and loan collateral which may be used for additional advances from the Federal Home Loan Bank. As of December 31, 2009 our balance sheet liquidity ratio (net liquid assets as a percent of unsecured liabilities) amounted to 23.8% and our total liquidity ratio (balance sheet plus off-balance sheet liquidity) was 26.0%.

In addition, we have the ability to borrow $10.0 million from the Discount Window of the Federal Reserve, as well as $10.0 million from a correspondent bank, subject to our pledge of marketable securities, which could be used for temporary funding needs. We also have the ability to borrow from the Federal Home Loan Bank on similar terms. While we consider these arrangements sources of back-up funding, we do not consider them as liquidity sources because they require our pledge of liquid assets as collateral. We regularly borrow from the Federal Home Loan Bank as a normal part of our business. These advances, which totaled $15.0 million at December 31, 2009, are secured by various types of real estate-secured loans. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at December 31, 2009 is adequate to meet its operating needs.

Interest Rate Sensitivity.    Our goal is to maintain a neutral interest rate sensitivity position whereby little or no change in interest income would occur as interest rates change. On December 31, 2009, we were cumulatively liability sensitive for the next twelve months, which means that our interest-bearing liabilities would reprice more quickly than our interest bearing assets. Theoretically, our net interest margin will decrease if market interest rates rise or increase if market interest rates fall. However, the repricing characteristic of assets is different from the repricing characteristics of funding sources. Therefore, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

The following table shows the interest rate sensitivity of our balance sheet on December 31, 2009, but is not necessarily indicative of our position on other dates. Each category of assets and liabilities is shown with projected repricing and maturity dates. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. NOW accounts, savings accounts, and money market accounts are assumed to be subject to immediate repricing and depositor availability. Prepayment assumptions on mortgage loans and decay rates on deposit accounts have not been included in this analysis. Also, the table does not reflect scheduled principal repayments that will be received on loans. The interest rate sensitivity of our assets and liabilities may vary substantially if different assumptions are used or if our actual experience differs from that indicated by the assumptions.

Table XIII.

INTEREST SENSITIVITY

	December 31, 2009
	1-3 months	Over 3 to 12 months	Over 12 to 60 months	Over 60 months	Total
	(dollars in thousands)
Interest-earning assets:
Loans	$206,700	$34,719	$124,044	$25,802	$391,265
Investment securities	7,746	8,165	86,998	37,095	140,004
Other interest-earning assets	29,835	4,000	—	—	33,835

Total interest-earning assets	$244,281	$46,884	$211,042	$62,897	$565,104

Interest-bearing liabilities:
Interest-checking deposits	$34,614	$—	$—	$—	$34,614
Money market and savings deposits	235,541	—	—	—	235,541
Time deposits	45,212	74,225	67,907	—	187,344
Borrowed funds	9,537	5,000	35,000	20,000	69,537

Total interest-bearing liabilities	$324,904	$79,225	$102,907	$20,000	$527,036

Interest-sensitivity gap	$(80,623)	$(32,341)	$108,135	$42,897	$38,068

Cumulative sensitivity gap	$(80,623)	$(112,964)	$(4,829)	$38,068	$38,068

Cumulative gap as a % of total interest-earning assets	(14.27)%	(19.99)%	(0.85)%	6.74%	6.74%

Cumulative ratio of sensitive assets to sensitive liabilities	75.19%	59.18%	205.08%	314.49%	107.22%

Quarterly financial data for 2009 and 2008 is summarized in the table below.

Table XIV.

QUARTERLY FINANCIAL DATA

	2009				2008
	4th Qtr	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr	3rd Qtr.	2nd Qtr.	1st Qtr.
	(dollars in thousands except per share amounts)
Interest income	$7,122	$7,529	$7,433	$7,537	$7,794	$7,531	$7,353	$7,897
Interest expense	2,748	3,433	4,421	4,353	4,508	4,521	4,196	4,659

Net interest income	4,374	4,096	3,012	3,184	3,286	3,010	3,157	3,238
Provision for loan losses	3,081	1,046	720	700	2,046	3,150	781	314

Net interest income (loss) after provision for loan losses	1,293	3,050	2,292	2,484	1,240	(140)	2,376	2,924
Noninterest income	634	1,715	610	338	994	470	518	452
Noninterest expense	4,697	3,846	5,179	3,792	4,280	4,140	3,291	3,381

Income (loss) before income taxes	(2,770)	919	(2,277)	(970)	(2,046)	(3,810)	(397)	(5)
Income taxes (benefit)	(992)	137	(798)	(315)	(1,406)	(1,090)	(138)	—

Net income (loss)	(1,778)	782	(1,479)	(655)	(640)	(2,720)	(259)	(5)
Dividends and accretion on preferred stock	(226)	(312)	(99)	—	—	—	—	—

Net income (loss) available to common shareholders	$(2,004)	$470	$(1,578)	$(655)	$(640)	$(2,720)	$(259)	$(5)

Earnings (loss) per common share:
Basic	$(0.51)	$0.12	$(0.41)	$(0.17)	$(0.16)	$(0.69)	$(0.07)	$—
Diluted	$(0.51)	$0.12	$(0.41)	$(0.17)	$(0.16)	$(0.69)	$(0.07)	$—

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of the Carolinas

To the Board of Directors and

Stockholders of Bank of the Carolinas Corporation

We have audited the accompanying consolidated balance sheet of Bank of the Carolinas Corporation and Subsidiary (hereinafter referred to as the “Company”) as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2009. Bank of the Carolinas Corporation and Subsidiary’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Bank of the Carolinas Corporation and Subsidiary for the years ended December 31, 2008 and 2007 were audited by other auditors whose report dated April 15, 2009 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bank of the Carolinas Corporation and Subsidiary as of December 31, 2009, and the results of its operations and cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Turlington and Company, LLP

Lexington, North Carolina

March 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bank of the Carolinas

To the Board of Directors and Stockholders

Bank of the Carolinas Corporation

Mocksville, North Carolina

We have audited the accompanying consolidated balance sheet of Bank of the Carolinas Corporation and subsidiary (hereinafter referred to as the “Company”) as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the Carolinas Corporation and subsidiary as of December 31, 2008, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes, PLLC

Asheville, North Carolina

April 15, 2009

CONSOLIDATED BALANCE SHEETS

Bank of the Carolinas Corporation

December 31, 2009 and 2008

	2009	2008
	(In thousands except share and per share data)
Assets:
Cash and due from banks, noninterest-bearing	$3,524	$8,271
Interest-bearing deposits in banks	9,020	2,220

Cash and cash equivalents	12,544	10,491
Federal funds sold	24,815	—
Investment securities	140,004	113,139
Loans receivable	391,265	405,402
Less: Allowance for loan losses	(8,167)	(6,308)

Total loans, net	383,098	399,094
Premises and equipment, net	14,010	15,324
Other real estate owned	8,233	5,622
Bank owned life insurance	10,010	9,645
Deferred tax assets	3,429	1,326
Prepaid FDIC insurance assessment	4,569	—
Accrued interest receivable	2,397	3,039
Other assets	7,278	4,327

Total Assets	$610,387	$562,007

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$36,418	$27,507
Interest-checking deposits	34,614	28,172
Money market and savings deposits	235,541	232,282
Time deposits	187,344	156,579

Total deposits	493,917	444,540
Securities sold under repurchase agreements	46,682	46,557
Federal home loan bank advances	15,000	25,000
Subordinated debt	7,855	7,855
Other liabilities	1,941	1,464

Total Liabilities	565,395	525,416

Commitments and contingencies (Notes 4, 12, and 13)	—	—

Stockholders’ Equity:
Preferred stock, no par value	13,179	—
Discount on preferred stock	(1,245)	—
Common stock, $5 par value per share	19,486	19,456
Additional paid in capital	12,978	11,625
Retained earnings	300	4,067
Accumulated other comprehensive income	294	1,443

Total Stockholders’ Equity	44,992	36,591

Total Liabilities and Stockholders’ Equity	$610,387	$562,007

Preferred shares authorized	3,000,000	3,000,000
Preferred shares issued and outstanding	13,179	—
Common shares authorized	15,000,000	15,000,000
Common shares issued and outstanding	3,897,174	3,891,174

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Bank of the Carolinas Corporation

For the Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007
	(In thousands except per share data)
Interest and dividend income:
Loans, including fees	$23,685	$26,276	$29,874
Investment securities	5,860	4,091	2,808
Other	76	208	423

Total interest income	29,621	30,575	33,105

Interest expense:
Deposits	11,868	15,619	17,263
Other borrowings	3,087	2,265	1,237

Total interest expense	14,955	17,884	18,500

Net interest income	14,666	12,691	14,605
Provision for loan losses	5,547	6,291	1,470

Net interest income after provision for loan losses	9,119	6,400	13,135

Non-interest income:
Customer service fees	1,344	1,421	1,493
Increase in bank owned life insurance	364	362	346
Gain (loss) on investment securities	1,530	615	(42)
Other	59	36	138

Total non-interest income	3,297	2,434	1,935

Noninterest expense:
Salaries and employee benefits	7,040	7,054	5,977
Net occupancy expense	2,221	2,020	1,731
FDIC insurance assessments	1,505	328	252
Data processing	1,042	843	758
Professional services	1,194	465	1,016
Advertising	316	443	474
Goodwill impairment	—	591	—
Valuation allowances and net operating costs associated with foreclosed real estate	1,899	1,117	45
Other	2,297	2,231	2,145

Total non-interest expense	17,514	15,092	12,398

Income (loss) before income taxes	(5,098)	(6,258)	2,672
Income tax expense (benefit)	(1,968)	(2,634)	714

Net income (loss)	(3,130)	(3,624)	1,958
Preferred stock dividends and accretion	(637)	—	—

Net income (loss) available to common stockholders	$(3,767)	$(3,624)	$1,958

Net income (loss) per common share
Basic	$(0.97)	$(0.92)	$0.51

Diluted	$(0.97)	$(0.92)	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Bank of the Carolinas Corporation

For the Years Ended December 31, 2009, 2008, and 2007

	Preferred Stock			Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Discount	Shares	Amount
	(In thousands except share and per share data)
Balance, December 31, 2006	—	$—	$—	3,826,792	$19,134	$11,444	$7,293	$(157)	$37,714
Stock options exercised	—	—	—	93,960	470	129	—	—	599
Current income tax benefit on options exercised	—	—	—	—	—	121	—	—	121
Stock based compensation expense	—	—	—	—	—	22	—	—	22
Cash dividends declared ($.20 per share)	—	—	—	—	—	—	(775)	—	(775)
Comprehensive income:
Net income	—	—	—	—	—	—	1,958	—	1,958
Other comprehensive income	—	—	—	—	—	—	—	601	601

Total comprehensive income									2,559

Balance, December 31, 2007	—	—	—	3,920,752	19,604	11,716	8,476	444	40,240
Stock options exercised	—	—	—	66,622	333	91	—	—	424
Stock repurchase	—	—	—	(96,200)	(481)	(241)	—	—	(722)
Current income tax benefit on options exercised	—	—	—	—	—	10	—	—	10
Stock based compensation expense	—	—	—	—	—	49	—	—	49
Cash dividends declared ($.20 per share)	—	—	—	—	—	—	(785)	—	(785)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(3,624)	—	(3,624)
Other comprehensive income	—	—	—	—	—	—	—	999	999

Total comprehensive loss									(2,625)

Balance, December 31, 2008	—	—	—	3,891,174	19,456	11,625	4,067	1,443	36,591
Issuance of restricted stock	—	—	—	6,000	30	(30)	—	—	—
Restricted stock expense	—	—	—	—	—	6	—	—	6
Issuance of preferred stock & warrants	13,179	13,179	(1,414)	—	—	1,414	—	—	13,179
Cost of issuing preferred stock & warrants	—	—	—	—	—	(46)	—	—	(46)
Stock based compensation expense	—	—	—	—	—	9	—	—	9
Cash dividends on preferred stock	—	—	—	—	—	—	(468)	—	(468)
Accretion of discount on preferred stock	—	—	169	—	—	—	(169)	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(3,130)	—	(3,130)
Other comprehensive loss	—	—	—	—	—	—	—	(1,149)	(1,149)

Total comprehensive loss									(4,279)

Balance, December 31, 2009	13,179	$13,179	$(1,245)	3,897,174	$19,486	$12,978	$300	$294	$44,992

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Bank of the Carolinas Corporation

For the Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(3,130)	$(3,624)	$1,958
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,081	962	750
Deferred tax expense (benefit)	(1,346)	(1,381)	(187)
Provision for loan losses	5,547	6,291	1,470
Amortization of premiums on securities, net	214	28	59
Stock based compensation expense	9	49	22
Restricted stock expense	6	—	—
Increase in bank owned life insurance	(365)	(362)	(346)
Loss (gain) on sale of other real estate owned	99	190	(26)
Impairment valuation of other real estate owned	1,483	821	—
Loss (gain) on sale of premises and equipment	(24)	38	(8)
(Gain) loss on sale of securities	(2,028)	(615)	42
Impairment valuation of securities	498	—	—
Net changes in:
Accrued interest receivable	642	200	(789)
Other assets	(7,495)	(511)	94
Deferred loan costs, net	—	(96)	(238)
Accrued expenses and other liabilities	390	(573)	(975)

Net cash provided (used) by operating activities	(4,419)	1,417	1,826

Cash flows from investing activities:
Net change in federal funds sold	(24,815)	—	6,449
Activity in available for sale securities:
Purchases	(199,579)	(100,960)	(24,334)
Principal payments received	—	—	1,437
Proceeds from sale	116,735	25,797	1,279
Maturities and calls of securities	57,293	24,959	17,455
Net loan originations and principal payments	4,027	(21,398)	(43,489)
Redemption (purchase) of FHLB stock	(58)	222	(173)
Purchase of premises and equipment	(600)	(2,192)	(3,507)
Proceeds from sale of premises and equipment	45	9	18
Additions to other real estate owned	(74)	(60)	(86)
Proceeds from sale of other real estate owned	1,244	2,455	855

Net cash used by investing activities	(45,782)	(71,168)	(44,096)

Cash flows from financing activities:
Net increase in deposits	$49,377	$22,612	$39,207
Net proceeds from (repayments of) FHLB advances	(10,000)	(9,000)	3,000
Issuance of subordinated debt	—	2,700	—
Issuance of preferred stock	13,133	—	—
Issuance of trust preferred securities	—	5,155	—
Net change in federal funds purchased	—	(7,513)	7,513
Net change in retail repurchase agreements	125	1,413	144
Net change in term repurchase agreements	—	45,000	—
Excess tax benefit from stock based compensation	—	10	121
Proceeds from issuance of common stock	—	424	599
Stock repurchase	—	(722)	—
Cash dividends paid on preferred stock	(381)	—	—
Cash dividends paid on common stock	—	(785)	(769)

Net cash provided by financing activities	52,254	59,294	49,815

Net increase (decrease) in cash and cash equivalents	2,053	(10,457)	7,545
Cash and cash equivalents at beginning of year	10,491	20,948	13,403

Cash and cash equivalents at end of year	$12,544	$10,491	$20,948

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$15,076	$18,527	$19,347

Income taxes paid	$—	$—	$1,378

Non-cash investing and financing activities:
Unrealized gains (losses) on securities available for sale, net of income tax effect	$(1,149)	$999	$601
Transfer of other real estate owned from loans receivable	4,674	7,178	2,272
Loan to facilitate sale of other real estate owned	—	—	151
Dividends declared, not paid	88	195	196

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(Tabular amounts in thousands except share and per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—Bank of the Carolinas Corporation (the Company) is a North Carolina-chartered bank holding company that was incorporated on May 30, 2006, for the sole purpose of serving as the parent bank holding company for the Bank. The Bank is an insured, North Carolina-chartered bank that began operations on December 7, 1998.

Because the Company has no significant operations and conducts no business on its own other than owning Bank of Carolinas (the “Bank”), the discussion contained in these footnotes concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and its subsidiary are collectively referred to herein as the Company unless otherwise noted.

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

Investment Securities—Securities available for sale are carried at fair value and held to maturity securities are carried at amortized cost. The unrealized holding gains or losses on securities available for sale are reported, net of related income tax effects, as accumulated other comprehensive income unless a valuation reserve has been established. Changes in unrealized holding gains or losses are included as a component of other comprehensive income until realized. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in income as realized losses. Gains or losses on sales of securities available for sale are based on the specific identification method.

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

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. All interest accrued, but not collected, for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Premises and Equipment—Land is carried at cost. Buildings, leasehold improvements and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the lesser of estimated useful lives of the assets or lease terms ranging from 3 to 40 years. The cost of maintenance and repairs are charged to expense as incurred while expenditures that materially increase the useful lives of property are capitalized.

Federal Home Loan Bank Stock—Investment in stock of the Federal Home Loan Bank is required by law of every member. The investment is carried at cost since redemptions of this stock have historically been at par. No ready market exists for the stock, and it has no quoted market value. The stock is presented in other assets. Due to the redemption provisions of the FHLB, the Bank estimates carrying value equals fair value and that it was not impaired at December 31, 2009. The stock had a carrying value of $2.2 million and $2.1 million at December 31, 2009 and 2008, respectively.

Other Real Estate Owned—Assets acquired through, or in lieu of, loan foreclosure are held for sale and initially recorded at the lower of the loan balance or the fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value. Expenses associated with maintaining these properties, are included in other non-interest expense. The provision for real estate losses is included in non-interest expense. Realized gains and losses on disposal of real estate are included in non-interest expense. Foreclosed assets are presented in other real estate owned. As of December 31, 2009, the Company held a variety of properties in other real estate owned, including 1-4 family residential real estate, commercial and one A&D property. These properties are generally held within the Company’s market area.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

Goodwill—Goodwill is recognized in business combinations to the extent that the price paid exceeds the fair value of the net assets acquired, including any identifiable intangible assets. Goodwill is not amortized, but is subject to fair value impairment tests on at least an annual basis. In completing its annual impairment evaluation during 2008 the Company determined that it was appropriate to write-off the entire balance of goodwill recorded on its books, in the amount of $591,000. As of December 31, 2008, the Company has no remaining goodwill on its balance sheet.

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

The Company’s policy is to report interest and penalties, if any, in tax expense in the Consolidated Statements of Operations. The Company and its subsidiary each reflect the tax expense or benefit associated with the results of their individual operating results. The Company’s federal and state income tax returns are open and subject to examination from the 2006 tax return year and forward.

Earnings Per Share—Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method.

Earnings (loss) per share have been computed based on the following:

	Years Ended December 31,
	2009	2008	2007
	(in thousands except for share data)
Net income (loss) applicable to common stock	$(3,767)	$(3,624)	$1,958

Average number of common shares outstanding used to calculate basic earnings per share	3,894,314	3,928,911	3,857,679
Additional potential common shares due to stock options and warrants	—	—	94,129

Average number of common shares outstanding used to calculate diluted earnings per share	3,894,314	3,928,911	3,951,808

The Company had 38,538 and 11,577 shares that were considered anti-dilutive due to the net losses for the twelve month periods ended December 31, 2009 and 2008, respectively.

Stock Compensation Plans—The Company under generally accepted accounting principles accounts for stock option expense using the modified prospective method. The Company records expense as options are issued.

Advertising Expense—The Company’s policy is to expense advertising cost as incurred.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

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

The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$(377)	$2,243	$935
Reclassification adjustment for (gains) losses realized in net income	(1,530)	(615)	42

Net unrealized gains (losses)	(1,907)	1,628	977
Tax effect	758	(629)	(376)

Other comprehensive income (loss) net of tax	$(1,149)	$999	$601

Reclassifications—In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported cash flows, stockholders’ equity or net income.

Subsequent Events—Subsequent events have been evaluated through March 29, 2010, which is the date of financial statement issuance. During this period, there have been no material events that would require recognition in our 2009 consolidated financial statements or disclosure in the Notes to the financial statements.

New Accounting Pronouncements—In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, which was subsequently codified by the FASB under ASC Topic 860 (“Topic 860”). Topic 860 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, Topic 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 as codified under ASC Topic 860 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was subsequently codified by the FASB as ASC Topic 810 (“Topic 810-10”). Topic 810 amends FASB Interpretation No. 46(R), Variable Interest Entities, for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under Topic 810, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Topic 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. Topic 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS No. 167 as codified under ASC Topic 810 is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements Disclosures, which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not anticipate that the adoption of this statement will materially expand its consolidated financial statement footnote disclosures.

From time to time the FASB issues Proposed Accounting Standards Updates. Such proposed updates are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as Accounting Standards Updates. Management considers the effect of the proposed updates on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of proposed updates.

2. INVESTMENT SECURITIES

The amortized cost, estimated fair values and carrying values of the investment securities portfolios are summarized as follows (dollars in thousands):

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agency securities	$98,617	$272	$577	$98,312	$98,312
State and municipal securities	5,840	269	4	6,105	6,105
Corporate securities	1,958	5	103	1,860	1,860
Mortgage-backed securities	29,247	596	10	29,833	29,833

Total investment securities available for sale	135,662	1,142	694	136,110	136,110

Investment securities held to maturity:
Corporate securities	3,894	131	202	3,823	3,894

Total Investment Securities	$139,556	$1,273	$896	$139,933	$140,004

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agency securities	$31,544	$943	$8	$32,479	$32,479
State and municipal securities	11,117	225	7	11,335	11,335
Corporate securities	2,958	40	62	2,936	2,936
Mortgage-backed securities	60,815	1,074	—	61,889	61,889

Total investment securities available for sale	106,434	2,282	77	108,639	108,639

Investment securities held to maturity:
Corporate securities	4,500	89	326	4,263	4,500

Total Investment Securities	$110,934	$2,371	$403	$112,902	$113,139

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

Investment securities with estimated fair values totaling approximately $56 million were pledged as collateral on public funds on deposits and securities sold under agreement to repurchase at both December 31, 2009 and 2008, respectively.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2009 is as follows (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Within 1 year	$29,047	$28,939
Over 1 year through 5 years	62,016	62,523
Over 5 years through 10 years	14,733	14,328
Over 10 years	4,513	4,310

	110,309	110,100
Mortgage backed securities	29,247	29,833

	$139,556	$139,933

The fair values of securities with unrealized losses at December 31, 2009 and 2008 are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2009:
Temporarily impaired securities:
U.S. Government agency securities	$45,310	$577	$—	$—	$45,310	$577
State and municipal securities	399	4	—	—	399	4
Mortgage backed securities	4,912	10	—	—	4,912	10
Corporate securities	1,000	202	858	103	1,858	305

Total	$51,621	$793	$858	$103	$52,479	$896

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2008:
Temporarily impaired securities:
U.S. Government agency securities	$2,539	$8	$—	$—	$2,539	$8
State and municipal securities	801	7	—	—	801	7
Corporate securities	3,471	388	—	—	3,471	388

Total	$6,811	$403	$—	$—	$6,811	$403

Management of the Bank believes all unrealized losses as of December 31, 2009 represent temporary impairments related to market fluctuations. The unrealized losses on our securities are a nominal portion of the total value of the portfolio. The Bank had only two securities at December 31, 2009 that had an unrealized loss position of longer than 12 months in duration. The Bank had two corporate securities with unrealized loss positions at December 31, 2009, which management believes were the result of market fluctuations. The Bank has no intention of selling these securities before their maturity and has the appropriate sources of liquidity to hold these securities until maturity so that no recognized losses will occur. The total carrying value of the two corporate securities with temporary unrealized losses was $1.9 million

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

at December 31, 2009. The Bank believes that the unrealized losses are primarily the result of the interest rate environment and general illiquidity currently in the marketplace for these types of securities. The corporate securities the Bank owns are subordinated debt and trust preferred securities issued by other banking organizations.

In December 2009 we received notice that the guarantor banking organization of a trust preferred security in which we had invested $1 million was exercising its right to defer interest payments to the issuing trust. As a result of this action, we performed a discounted cash flow related to this security that assumed interest payments by the guarantor to the trust would be deferred for five years, which is the maximum deferral allowable under the terms of the security before an event of default occurs. We assumed that the dividends payments will be brought current after 5 years and would remain current over the remaining life of the security. As a result of this analysis we recorded an impairment charge of $498,000 in December 2009 to reflect the effect of the deferral of dividends on our investment for five years and dividend payments resuming after five years at a discount rate representative of current market conditions. In addition to the impairment charge, we have discontinued recognizing income from this investment until such time as the guarantor resumes interest payments to the issuing trust.

The following shows the transactions recorded in the valuation allowance for other-than-temporary impairment of investment securities which a component of investment securities (dollars in thousands):

Balance December 31, 2008	$—
Additions	498
Deductions	—

Balance December 31, 2009	$498

Investment securities with market values of $82.4 million and $73.3 million at December 31, 2009 and 2008, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law. Gross realized gains and losses for the years ended December 31, 2009, 2008, and 2007 are as follows (dollars in thousands):

	December 31,
	2009	2008	2007
Realized gains	$2,028	$615	$—
Realized losses	(498)	—	(42)

	$1,530	$615	$(42)

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

3. LOANS RECEIVABLE

Loans receivable are summarized as follows (dollars in thousands):

	December 31,
	2009	2008
Real estate loans:
Residential, 1-4 family	$76,767	$68,876
Commercial	161,904	154,463
Construction	41,580	60,476
Home equity	30,775	29,656

Total real estate loans	311,026	313,471

Commercial loans	75,762	84,282

Consumer loans:
Installment	3,303	5,989
Other	1,174	1,660

Total consumer loans	4,477	7,649

Gross loans receivable	391,265	405,402

Allowance for loan losses	(8,167)	(6,308)

Loans, net	$383,098	$399,094

The changes in the allowance for loan losses are summarized as follows (dollars in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Beginning balance	$6,308	$4,245	$3,732
Provision for loan losses	5,547	6,291	1,470
Charge-offs	(3,908)	(4,673)	(1,039)
Recoveries	220	445	82

Ending balance	$8,167	$6,308	$4,245

In accordance with generally accepted accounting principles, loans totaling approximately $17.5 million in non-homogenous groups were determined to be impaired as of December 31, 2009 while approximately $9.1 million were determined to be impaired as of December 31, 2008. Specific loan loss reserves of $4.0 million and $1.4 million, respectively, were related to these loans as of December 31, 2009 and 2008. These reserves were held against specific loan balances of $11.3 million and $4.2 million for 2009 and 2008, respectively. Income has been recognized on a cash basis on these loans since being placed in impaired status. The average balance invested in impaired loans during 2009 was approximately $12.2 and $7.5 million in 2008. All impaired loans as of December 31, 2009 and 2008 have been evaluated to determine whether a specific loan loss reserve is necessary.

Loans in non-accrual status were approximately $9.2 million and $6.7 million at December 31, 2009 and 2008, respectively. Interest accrued, but not recognized as income on these loans, was approximately $254,000 and $783,000 for the years ended December 31, 2009 and 2008, respectively.

Directors and officers of the Bank and companies with which they are affiliated are customers of the Bank in the ordinary course of business and are considered “insiders.” Outstanding balances for term loans and lines of credit to insiders as of December 31, 2009 and 2008 were approximately $10.0 and $8.6 million, respectively.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

The following table summarizes the Bank’s loan transactions with insiders for the year ended December 31, 2009 (dollars in thousands):

Balance, December 31, 2008	$8,599
Originations	578
Advances	1,727
Repayments and participations sold	(950)

Balance, December 31, 2009	$9,954

Available lines of credit that can be drawn upon by insiders totaled $1.1 million as of December 31, 2009.

4. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows (dollars in thousands):

	December 31,
	2009	2008
Land	$1,826	$2,519
Buildings	10,261	10,646
Leasehold improvements	776	776
Furniture, fixtures and equipment	5,835	5,383

	18,698	19,324
Less, accumulated depreciation	4,688	4,000

	$14,010	$15,324

LEASES

The Bank has entered into non-cancelable lease agreements for certain branch facilities. The leases expire through December 2017 and contain various renewal options. For the years ended December 31, 2009, 2008, and 2007, rental expense was approximately $275,000, $272,000, and $277,000, respectively.

The approximate minimum future lease payments are as follows (dollars in thousands):

2010	$280
2011	280
2012	246
2013	135
2014	135
Thereafter	235

$1,311

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

5. DEPOSITS

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $115.9 million and $77.4 million at December 31, 2009 and 2008, respectively.

Contractual maturities of time deposits are summarized as follows (dollars in thousands):

	December 31,
	2009	2008
12 months or less	$119,438	$146,014
1-3 years	66,698	8,872
Thereafter	1,208	1,693

	$187,344	$156,579

At December 31, 2009 and 2008 the Company had $71.0 million and $32.3 million in brokered CD’s, respectively.

6. FEDERAL HOME LOAN BANK ADVANCES

The Bank had total advances from the Federal Home Loan Bank (“FHLB”) of $15.0 and $25.0 million at December 31, 2009 and 2008, respectively. These advances were secured by certain of the Bank’s qualifying real estate loans. The weighted average interest rate on the advances was 3.15% and 3.75% at December 31, 2009 and 2008, respectively. The range of rates on the outstanding advances varied from 2.18% to 4.95%.

The contractual maturities of advances are as follows (dollars in thousands):

2010	$5,000
2011	—
2012	—
2013	10,000
2014	—

$15,000

The Bank has total remaining credit availability through the FHLB of approximately $137.5 million; however, FHLB advances can only be obtained on a secured basis. As of December 31, 2009, the Bank had pledged its FHLB stock and certain qualifying real estate loans as collateral to secure currently outstanding advances plus approximately $10.0 million in additional advances.

7. FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS

The Bank had no federal funds purchased outstanding at December 31, 2009 and 2008. The Bank had a total of $4.0 million in uncollateralized federal funds lines of credit at December 31, 2009. The Bank had $46.7 million outstanding in securities sold under agreements to repurchase at December 31, 2009 and $46.6 million in outstanding balances at December 31, 2008. A total of $45.0 million of these borrowings relate to two term repurchase agreements entered into during 2008. The following table contains certain pertinent information with respect to these two agreements at December 31, 2009 (dollars in thousands):

	Outstanding Principal Balance	Annual Effective Interest Rate	Final Maturity Date	Beginning Quarterly Call Dates	Collateral Requirement
Agreement dated 7/8/2008	$25,000	4.85%	7/8/2018	7/8/2013	$31,352
Agreement dated 8/20/2008	20,000	3.78	8/20/2015	8/20/2011	22,205

Total	$45,000	4.38%			$53,557

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

The remaining repurchase agreements were primarily overnight transactions offered as a cash management service to business customers. A summary of selected data related to federal funds purchased and securities sold under overnight agreements to repurchase follows (dollars in thousands):

	At or for the year ended December 31,
	2009	2008	2007
Maximum amount outstanding at any month-end during the year	$2,558	$13,311	$7,657
Balance outstanding at end of year	1,682	1,557	7,657
Average outstanding balance during the year	1,790	2,672	1,330
Average interest rate during the year	0.68%	2.11%	4.86%
Average interest rate at end of year (1)	0.53	2.07	3.02

(1)	Average rate for month of December

8. SUBORDINATED DEBT

The Company has issued $5.2 million of junior subordinated debentures to its wholly owned capital trust, Bank of the Carolinas Trust 1, to fully and unconditionally guarantee the preferred securities issued by the trust. This long term obligation constitutes a full and unconditional guarantee by the Company of the trust’s obligations. A description of the junior subordinated debenture outstanding is as follows:

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

The Company also issued $2.7 million of subordinated debt in a private transaction with another banking institution. This subordinated debt has a rate of Prime plus 75 basis points and a maturity date of August 13, 2018. This debt can be repaid in full at any time with no penalty.

9. INCOME TAXES

The components of income tax expense are as follows (dollars in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Current tax expense (benefit)
Federal	$(622)	$(1,253)	$874
State	—	—	27

	(622)	(1,253)	901

Deferred tax expense (benefit)
Federal	(1,351)	(1,078)	(169)
State	5	(303)	(18)

	(1,346)	(1,381)	(187)

Total income tax expense (benefit)	$(1,968)	$(2,634)	$714

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

The Company and its subsidiary each reflect the tax expense or benefit associated with the results of their individual operating results. The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% are reconciled as follows (dollars in thousands):

	2009	2008	2007
Computed income tax expense (benefit)	$(1,733)	$(2,128)	$909
Changes resulting from:
State tax expense (benefit), net of federal benefit	3	(237)	6
Non-taxable income	(266)	(301)	(219)
Other	28	32	18

Actual income tax expense (benefit)	$(1,968)	$(2,634)	$714

The components of deferred income taxes are as follows (dollars in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Allowance for loan losses	$3,011	$2,225
Accrued expenses	162	138
Accrued income	18	—
Reserve for other real estate valuation	715	316
State net economic loss	164	169
Federal net operating loss	447	—

	4,517	2,848

Deferred tax liabilities:
Depreciation and amortization	514	437
Prepaid expenses	395	149
Securities	154	911
Other	25	25

	1,088	1,522

Net deferred tax asset	$3,429	$1,326

Management has not established a valuation allowance as of December 31, 2009 or 2008, as we believe it is more likely than not that deferred tax assets will be utilized. Income tax expense (benefit) contains no interest or penalty amounts for the years ended December 31, 2009, 2008, or 2007.

The 2009 state net economic loss of approximately $3.4 million must be carried forward to future years. The Company has approximately $7.4 million in total state net economic losses which will expire between 2013 and 2014 if not previously utilized. The Company’s 2009 federal net operating loss of approximately $3.4 million may be carried back to 2007, and then forward for up to 20 years, if not previously utilized. The federal net operating loss will facilitate the recovery of $728,000 paid in 2007.

10. REGULATORY MATTERS

DIVIDENDS

The Company’s dividend payments, if any, will be made from dividends received from the Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits (retained earnings) as determined

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Bank. Also see Other Regulatory Restrictions below.

Dividends paid on the Company’s preferred stock issued to the U.S. Treasury pursuant to the TARP Capital Purchase Program reduces the net income available to common stockholders and earnings per common share. The preferred stock also would receive preferential treatment in the event of liquidation, dissolution or winding up of the Company. Additionally, the ownership interest of existing common stockholders will be diluted to the extent the warrant issued to the U.S. Treasury in conjunction with the issuance of preferred stock is exercised.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. Management believes, as of December 31, 2009 and 2008, that the Company and the Bank met all capital adequacy requirements to which they are subject. Also see Other Regulatory Restrictions below.

Intercompany Transactions

Restrictions on loans by the Bank to the Company are imposed by Federal Reserve Act Sections 23A and 23B, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its parent or other affiliate, if the loan is secured and so long as certain safety and soundness requirements and market terms requirements are met. If collateral is in the form of stocks, or other real or personal property, it must have a market value when the loan is made of at least 30% more than the amount of the loan; if the collateral is in the form of debt instruments, it must have a market value when the loan is made of at least 20% more than the amount of the loan; and if the collateral is in the form of obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $4.7 million at December 31, 2009. No 23A transactions existed at December 31, 2009 or 2008.

Other Regulatory Restrictions

As noted above, Banking Regulators generally have the ability to require more stringent standards than those otherwise set forth in the regulations. As a result of challenging economic events and conditions associated with the Bank identified by its regulators, the Boards of Directors of the Company and the Bank have entered into informal agreements with their regulators to maintain the Bank’s capital levels in excess of normal statutory minimums (including a Bank leverage ratio of not less than 7.5%, and other ratios at least at “well capitalized” levels), and to take various other actions designed to improve the Bank’s lending procedures and various other conditions related to the Bank’s operations, and for

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

the Company and the Bank to seek the approval of their respective regulators prior to payment of any cash dividend. The Company’s Board agreed to take steps necessary to ensure the Bank’s compliance with its above agreement and, without the approval of its regulator, to not incur additional debt or issue hybrid-capital instruments, or use cash assets other than for the benefit of the Bank, investment in short term, liquid assets or payment of normal expenses.

As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain the minimum capital ratios. The Bank’s actual capital amounts (in thousands) and ratios and minimum requirements are set forth in the table below:

	Actual Capital		Capital needed to meet Regulatory Guidelines
	Ratio	Amount	Minimum	Well- Capitalized
As of December 31, 2009:
Total Capital (to Risk Weighted Assets):
Bank of the Carolinas	11.25%	$52,885	$37,610	$47,012
Bank of the Carolinas Corporation Consolidated	11.67	54,873	37,620	47,025
Tier 1 Capital (to Risk Weighted Assets):
Bank of the Carolinas	10.01	47,066	18,805	28,207
Bank of the Carolinas Corporation Consolidated	9.86	46,348	18,810	28,215
Tier I Leverage Capital (to Fourth Quarter Average Assets):
Bank of the Carolinas*	7.38	47,066	25,497	25,504
Bank of the Carolinas Corporation Consolidated	7.27	46,348	31,872	31,879

As of December 31, 2008:
Total Capital (to Risk Weighted Assets):
Bank of the Carolinas	11.10%	$48,493	$35,068	$43,835
Bank of the Carolinas Corporation Consolidated	9.40	41,377	35,111	43,889
Tier 1 Capital (to Risk Weighted Assets):
Bank of the Carolinas	9.60	43,698	17,534	26,301
Bank of the Carolinas Corporation Consolidated	8.00	36,582	17,556	26,334
Tier I Leverage Capital (to Fourth Quarter Average Assets):
Bank of the Carolinas*	7.48	43,698	22,594	28,243
Bank of the Carolinas Corporation Consolidated	6.20	36,582	22,647	28,309

*	As previously described the Company’s Board of Directors agreed to maintain the Bank’s Leverage Capital Ratio of 7.5% which is above the minimum level required by regulatory capital guidelines.

The Bank’s Leverage ratio fell slightly below the current required 7.50% ratio required by our informal agreement with our regulators to 7.38% as of December 31, 2009. Our current plan of action to comply with the limit involves completion of a planned reduction in assets in 2010. The Tier 1 Leverage Capital Ratio is calculated based on the fourth quarter average of total assets, so the full effect of our strategy to reduce the size of the Bank’s balance sheet was not recognized for this purpose at year-end. If period-end assets had been used to calculate the Bank’s Tier 1 Leverage Ratio at December 31, 2009 rather than fourth quarter average, the ratio would have been 7.76%, higher than the level agreed to and above the ratio at which institutions are normally considered well-capitalized. Based on average assets through March 29, 2010, we are confident that the Tier 1 Leverage Ratio will remain above 7.50% for the first quarter of 2010.

11. EMPLOYEE BENEFIT PLAN

The Bank has a 401(k) Plan to benefit employees. Employees that meet certain age and service requirements may participate in the Plan. Employees may contribute up to 75 percent of their compensation subject to certain limits based

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

on federal tax laws. The Bank may make contributions to the Plan as determined by the Bank’s Board of Directors. For the years ended December 31, 2009, 2008, and 2007, expense attributable to the Plan amounted to approximately $33,000, $95,000, and $92,000, respectively.

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

The Bank had outstanding commitments to originate commercial and construction loans of approximately $24.2 million at December 31, 2009. These commitments were composed of variable rate loans, with interest rates based upon the prime rate. The commitments included various maturity terms with balloon payments due between one to five years.

The following summarizes the Bank’s approximate remaining available balance to customers under commitments to fund lines of credit at December 31, 2009 (in thousands):

Unfunded Commitments
Unfunded loan commitments	$24,176
Standby letter of credits	2,477

$26,653

13. EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

The Company has entered into employment agreements with certain of its key officers covering duties, salary and benefit levels, monetary damages in the event the event of a change in control of the Company and certain other events resulting in termination. In general, the contracts have rolling three year terms and provide maximum damages in the event of a change of control of the Company equal to 2.99 times the annual compensation of the covered officers.

14. STOCKHOLDERS’ EQUITY

PREFERRED STOCK

The Company has 3 million shares of preferred stock authorized. At December 31, 2009, there were 13,179 shares of preferred stock issued and outstanding with a $1,000 per share liquidation preference. All of the shares were issued on April 17, 2009, in connection with the U.S. Treasury’s TARP Capital Purchase Program.

COMMON STOCK

The Company has 15 million shares of $5 par value common stock authorized. There were 3,897,174 and 3,891,174 shares of common stock outstanding at December 31, 2009 and 2008, respectively.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

WARRANTS

In connection with the issuance of the preferred shares under the U.S. Treasury’s TARP Capital Purchase Plan, the Company issued the UST an option to purchase 475,204 shares of its common stock for $4.16 per share. The Warrant expires April 17, 2019.

EQUITY-BASED PLANS

Under the Company’s 2007 Omnibus Equity Plan (which was approved by the Company stockholders during 2007 to replace the previous Employee Stock Option Plan and Directors Stock Option Plan which expired in 2008), the Company may grant incentive and non-qualified stock options, restricted stock awards and performance share awards to its officers and employees, and non-qualified stock options and restricted stock awards to its directors, for up to an aggregate of 300,000 shares of common stock. The exercise price of each option equals the market price of the Company’s stock on the date of grant and grants have a maximum term of ten years.

The Company granted 8,000, 16,500, and 0 options during the years ended December 31, 2009, 2008, and 2007, respectively. The options were granted with a weighted average fair market value of $5.25 per share. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.

The Company also granted 6,000 shares of restricted stock grants during 2008. These grants were granted with a weighted average fair value of $5.25. The weighted average period over which awards are expected to be recognized is 1.41 years. The restricted stock grants were granted using the same fair value assumptions as the option grants during the year. The restricted stock grant agreements are based upon continued employment with the Company and carry no performance provisions in order to receive the shares at the end of the vesting schedule. The shares will vest equally over a three year period.

Stock based compensation expense was $9,000, $49,000, and $22,000 in 2009, 2008, and 2007, respectively. Total unrecognized compensation expense related to non vested stock based awards at December 31, 2009 is approximately $25,000 and will be recognized over a weighted average period of 3.03 years.

Generally accepted accounting principles require the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (“excess tax benefits”) to be classified as financing cash flows. Excess tax benefits totaling $0, $10,000 and $121,000 are classified as a financing cash inflow for the years ended December 31, 2009, 2008, and 2007, respectively. There were no options exercised in 2009.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

A summary of the status of the Company’s stock options and stock awards as well as the warrants issued to the U.S. Treasury as of December 31, 2009 and changes during the year then ended is presented below:

For the Year ended December 31, 2009
Stock Options and Warrants			Restricted Stock Awards
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Grant Date Fair Value
Options outstanding at beginning of year	125,312	$6.77	Outstanding at beginning of year	2,000	$7.80
Options granted	8,000	5.25	Granted	6,000	5.25
Options exercised	—	—	Forfeited	(2,000)	7.80

Options expired	(72,287)	5.11	Outstanding at end of year	6,000	$5.25

Options outstanding at end of year	61,025	8.02
Warrants issued and outstanding at end of year	475,204	4.16

Total Options and warrants outstanding at end of year	536,229	$4.60

At December 31, 2009
Stock Options and Warrants Outstanding					Stock Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
4.00-5.00	11,485	0.10 years	$4.06	$5	11,485	$4.06	$5
5.01-6.00	24,500	9.03 years	5.25	—	5,500	5.25	—
6.01-17.00	25,040	4.95 years	12.55	—	25,040	12.55	—

Total Options	61,025	5.67 years	8.02	5	42,025	9.27	5
Total Warrants	475,204	9.29 years	4.16	165	475,204	4.16	165

Total Options and warrants	536,229	8.88 years	$4.60	$170	517,229	$4.58	$170

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Generally accepted accounting principles exclude certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Bank.

The following methods and assumptions were used by the Bank in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents—The carrying amounts of cash and short-term instruments approximate fair values.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

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

Repurchase Agreements—The Bank established two term repurchase agreements during 2008. These agreements are collateralized by securities held in our portfolio. The fair value amount for these agreements is based on the repurchase price and agreed upon terms.

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

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

The approximate carrying and estimated fair values of financial instruments are summarized below (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$12,544	$12,544	$10,491	$10,491
Federal funds sold	24,815	24,815	—	—
Investment securities	140,004	139,933	113,139	112,902
Loans receivable, net	383,098	384,770	399,094	394,202
Bank owned life insurance	10,010	10,010	9,645	9,645
Other assets	14,244	14,244	7,366	7,366

Financial liabilities:
Deposits:
Demand, Savings and Money Market	306,573	306,573	287,961	287,961
Time	187,344	188,146	156,579	156,550
Other borrowings	69,537	74,716	79,412	70,237
Other liabilities	1,941	1,941	1,464	1,464

Effective January 1, 2008, generally accepted accounting principles require that certain assets and liabilities be measured at fair value and to record any adjustments to the fair value of those assets. Securities are recorded at fair value on a recurring basis while other assets are recorded at fair value on a non-recurring basis such as impaired loans.

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

•

Level 2 pricing is derived from observable data including market spreads, current and projected rates, prepayment data and credit quality. Our bond price adjustments fall into this category as well as impaired loans and other real estate owned that use appraisals or brokered price opinions to determine fair value.

•

Level 3 pricing is used without observable data. In such cases, mark-to-market strategies are typically employed. Often, these types of instruments have no active market, possess unique characteristics and are thinly traded.

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

The Company’s investment securities are measured on a recurring basis through a model used by our bond agent. All of our bond price adjustments meet level 2 criteria. Prices are derived from a model which uses actively quoted rates, prepayment models and other underlying credit and collateral data.

	Total at 12/31/2009	Level 1	Level 2	Level 3
	(In thousands)
Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$98,312	$—	$98,312	$—
State and municipals	6,105	—	6,105	—
Corporate	5,683	—	5,683	—
Mortgage-backed	29,833	—	29,833	—
Assets valued on a non-recurring basis
Impaired loans	13,509	—	13,509	—
Other real estate owned	8,233	—	8,233	—

Total	$161,675	$—	$161,675	$—

	Total at 12/31/2008	Level 1	Level 2	Level 3
	(In thousands)
Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$32,479	$—	$32,479	$—
State and municipals	11,335	—	11,335	—
Corporate	7,199	—	7,199	—
Mortgage-backed	61,889	—	61,889	—
Assets valued on a non-recurring basis
Impaired loans	7,700	—	7,700	—
Other real estate owned	5,622	—	5,622	—

Total	$126,224	$—	$126,224	$—

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

16. PARENT COMPANY FINANCIAL INFORMATION

The condensed balance sheets for 2009 and 2008, and the statements of operations and cash flows for the parent company as of and for the periods ended December 31, 2009, 2008, and 2007 are presented below (in thousands):

CONDENSED BALANCE SHEETS

	2009	2008
Assets
Cash	$1,972	$418
Investment in subsidiary	50,455	43,707
Other assets	525	536

Total Assets	$52,952	$44,661

Liabilities and Stockholder’s equity:
Borrowings	$7,855	$7,855
Other liabilities	105	215
Stockholders’ Equity	44,992	36,591

Total Liabilities and Stockholder’s Equity	$52,952	$44,661

CONDENSED STATEMENTS OF OPERATIONS

	2009	2008	2007
Dividends from subsidiary	$—	$—	$1,623
Interest on deposits in other banks	79	2	—

Total operating income	79	2	1,623

Loss on sale of securities	—	—	42
Interest expense on borrowed funds	311	274	—
Other	102	74	—
Equity in undistributed loss (earnings) of subsidiary	2,903	3,379	(394)

Total operating expense	3,316	3,727	(352)

Income (loss) before taxes	(3,237)	(3,725)	1,975
Income taxes (benefit)	(107)	(101)	(17)

Net income (loss)	(3,130)	(3,624)	1,958
Preferred stock dividends and accretion	(637)	—	—

Net income (loss) available to common stockholders	$(3,767)	$(3,624)	$1,958

BANK OF THE CAROLINAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

CONDENSED STATEMENTS OF CASH FLOWS

	2009	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$(3,130)	$(3,624)	$1,958
Equity in undistributed net loss (income) of subsidiary	2,903	3,379	(394)
Loss on sale of securities	—	—	42
Change in other assets	9	(381)	(104)
Change in other liabilities	15	19	—

Net cash provided (used) by operating activities	(203)	(607)	1,502

Cash Flows from Investing Activities:
Purchases of securities	—	—	(1,322)
Proceeds from sale of securities	—	—	1,279
Investment in subsidiary	(10,800)	(5,979)	(1,400)

Net cash used by investing activities	(10,800)	(5,979)	(1,443)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	424	599
Common stock acquired	—	(722)	—
Issuance of trust preferred securities	—	5,155	—
Issuance of subordinated debt	—	2,700	—
Issuance of preferred shares	13,179	—	—
Cash dividends paid on preferred	(381)	—	—
Cost of issuing preferred shares	(46)	—	—
Tax benefit from exercise of options	—	10	121
Cash dividends paid	(195)	(784)	(769)

Net cash provided (used) by financing activities	12,557	6,783	(49)

Net increase in cash and cash equivalents	1,554	197	10
Cash and cash equivalents at beginning of year	418	221	211

Cash and cash equivalents at end of year	$1,972	$418	$221

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in accordance with Exchange Act Rule 13a-15(b). Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the Company is able to record, process, summarize, and report in a timely manner the information required to be disclosed in reports the Company files under the Exchange Act.

The Company’s Management’s Report on Internal Control Over Financial Reporting appears below.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria issued by the Commission Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

•	Management has implemented a process to monitor and assess both design and operating effectiveness of internal control over financial reporting.

•

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only Management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

In connection with the above evaluation of the Company’s disclosure controls and procedures, no change in the Company’s internal control over financial reporting was identified that occurred during the quarter ended December 31, 2009 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers.    The information regarding our directors and executive officers under the headings “Proposal 1: Election of Directors” and “Executive Officers” in our definitive Proxy Statement to be filed in connection with our 2010 annual meeting of stockholders is incorporated into this Report by reference.

Audit Committee.    The information regarding the Audit Committee of our Board of Directors under the captions, “Committees of Our Board—General” and “—Audit Committee” in our definitive Proxy Statement to be filed in connection with our 2010 annual meeting of stockholders is incorporated into this Report by reference.

Audit Committee Financial Expert.    The information regarding our Board of Directors’ determination that our Audit Committee includes at least one independent director who is an “audit committee financial expert” under the caption “Audit Committee—Audit Committee Financial Expert” in our definitive Proxy Statement to be filed in connection with our 2010 annual meeting of stockholders is incorporated into this Report by reference.

Section 16(a) Beneficial Ownership Reporting Compliance.    Information regarding compliance by our directors, executive officers and principal stockholders with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed in connection with our 2010 annual meeting of stockholders is incorporated into this Report by reference.

Code of Ethics.    Information regarding the Code of Ethics adopted by our Board of Directors that applies to our directors and to all our executive officers, including without limitation our principal executive officer and principal financial officer, under the caption “Code of Ethics” in our definitive Proxy Statement to be filed in connection with our 2010 annual meeting of stockholders is incorporated into this Report by reference.

Item 11. Executive Compensation

Information regarding compensation paid or provided to our executive officers and directors under the headings, “Executive Compensation” and “Director Compensation” in our definitive Proxy Statement to be filed in connection with our 2010 annual meeting of stockholders is incorporated into this Report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Securities.    Information regarding the beneficial ownership of our common stock by our directors, executive officers and principal stockholders under the caption “Beneficial Ownership of Our Common Stock” in our definitive Proxy Statement to be filed in connection with our 2010 annual meeting of stockholders is incorporated into this Report by reference.

Securities Authorized for Issuance Under Equity Compensation Plans.    The following table summarizes all compensation plans and individual compensation arrangements which were in effect on December 31, 2009, and under which shares of our common stock have been authorized for issuance.

Equity Compensation Plan Information

	(a) Number of shares to be issued upon exercise of outstanding options (1)	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (2)
Equity compensation plans approved by our security holders	61,025	$8.02	267,500
Equity compensation plans not approved by our security holders	N/A	N/A	N/A
Total	61,025	$8.02	267,500

(1)	Includes outstanding options to purchase an aggregate of 25,040 shares previously granted under our Employee Stock Option Plan and Director Stock Option Plan and options for 24,500 shares granted under 2007 Omnibus Equity Plan which has replaced those plans. Also includes outstanding options to purchase an aggregate of 11,485 shares held by former employees and directors of BOC Financial Corp. which were granted under plans approved by that company’s stockholders and were converted into options to purchase our common stock when we acquired that company in 2001.
(2)	Reflects the aggegate number of shares for which options and other equity-based awards could be granted in the future under the 2007 Omnibus Equity Plan. No additional options may be granted under our Employee Stock Option Plan and Director Stock Option Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions.    Information regarding transactions between us and our directors, executive officers and other related persons under the caption “Related Person Transactions during 2009 and 2008” in our definitive Proxy Statement to be filed in connection with our 2010 annual meeting of stockholders is incorporated into this Report by reference.

Director Independence.    Information regarding our independent directors under the caption “Corporate Governance—Director Independence” in our definitive Proxy Statement to be filed in connection with our 2010 annual meeting of stockholders is incorporated into this Report by reference.

Item 14. Principal Accounting Fees and Services

Information regarding services provided and fees charged to us by our independent accountants under the caption “Services and Fees During 2009” in our definitive Proxy Statement to be filed in connection with our 2010 annual meeting of stockholders is incorporated into this Report by reference.

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

BANK OF THE CAROLINAS CORPORATION

Date: March 29, 2010	By:	/s/ ROBERT E. MARZIANO
Robert E. Marziano
President, Chairman and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. MARZIANO Robert E. Marziano	President, Chairman and Chief Executive Officer (principal executive officer)	March 29, 2010

/s/ STEPHEN R. TALBERT Stephen R. Talbert	Vice Chairman	March 29, 2010

/s/ MICHAEL D. LARROWE Michael D. Larrowe	Chief Operating/Financial Officer, Executive Vice President and Director	March 29, 2010

/s/ JERRY W. ANDERSON Jerry W. Anderson	Director	March 29, 2010

/s/ ALAN M. BAILEY Alan M. Bailey	Director	March 29, 2010

William A. Burnette	Director	March , 2010

/s/ JOHN A. DRYE John A. Drye	Director	March 29, 2010

Thomas G. Fleming	Director	March , 2010

/s/ JOHN W. GOOGE John W. Googe	Director	March 29, 2010

/s/ HENRY H. LAND Henry H. Land	Director	March 29, 2010

/s/ STEVEN G. LAYMON Steven G. Laymon	Director	March 29, 2010

/s/ GRADY L. MCCLAMROCK, JR. Grady L. McClamrock, Jr.	Director	March 29, 2010

/s/ FRANCIS W. SLATE Francis W. Slate	Director	March 29, 2010

/s/ LYNNE SCOTT SAFRIT Lynne Scott Safrit	Director	March 29, 2010

EXHIBIT INDEX

Exhibit Number		Description
3.01		Our Articles of Incorporation, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated April 13, 2009)

3.02		Our By-laws, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

4.01		Indenture between us and Wells Fargo Bank, N.A. (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)

4.02		Guarantee Agreement between us and Wells Fargo Bank, N.A. (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)

4.03		Amended and Restated Trust Agreement among the us, Wells Fargo Bank N.A. and the Administrators (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)

4.04		Warrant dated April 17, 2009, between us and the United States Department of the Treasury (incorporated by reference from Exhibits to our Registration Statement on Form S-3 (Reg. No. 333-1595934) filed on June 12, 2009

10.01		Letter Agreement dated April 17, 2009, between us and the United States Department of the Treasury (incorporated by reference from Exhibits to our Registration Statement on Form S-3 (Reg. No. 333-159934) filed on June 12, 2009

10.02	*	Amended and Restated Employment Agreement between us and Robert E. Marziano (incorporated by reference from exhibits to our Current Report on Form 8-K dated December 23, 2008)

10.03	*	Amended and Restated Employment Agreement between us and Michael D. Larrowe (incorporated by reference from exhibits to our Current Report on Form 8-K dated December 23, 2008)

10.04	*	Amended and Restated Employment Agreement between us and George E. Jordan (incorporated by reference from exhibits to our Current Report on Form 8-K dated December 23, 2008)

10.05	*	Employee Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.06	*	Form of Employee Stock Option Agreement (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.07	*	Director Stock Option Plan, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.08	*	Form of Director Stock Option Agreement (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.09	*	Sections 1.2(g) and 2.5 of Agreement and Plan of Reorganization and Share Exchange dated June 1, 2006, between us and the Bank pertaining to our assumption of the Bank’s Employee Stock Option Plan, Director Stock Option Plan and outstanding stock options (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.10	*	BOC Financial Corp 1999 Nonstatutory Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.11	*	BOC Financial Corp 1999 Incentive Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.12	*	Section 6.07 of Agreement and Plan of Reorganization and Merger dated July 20, 2001, between the Bank and BOC Financial Corp pertaining to the Bank’s assumption of outstanding BOC Financial Corp (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.13	*	Option Conversion Agreements relating to stock options previously granted by BOC Financial Corp and held by former directors of BOC Financial Corp as assumed by us from the Bank (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

Exhibit Number		Description

10.14	*	2007 Omnibus Equity Plan (incorporated by reference from Exhibits to our Current Report on Form 8-K dated May 24, 2007)

10.15	*	Management Incentive Compensation Plan (incorporated by reference from Exhibits to our Current Report on Form 8-K dated May 24, 2007)

23.01		Consent of Turlington and Company LLP (filed herewith)

23.02		Consent of Dixon Hughes PLLC (filed herewith)

31.01		Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.02		Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.01		Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

99.01		Certification of our Chief Executive Officer pursuant to Section 111(b)(4) of EESA

99.02		Certification of our Chief Financial Officer pursuant to Section 111(b) (4) of EESA

*	An asterisk denotes a management contract or compensatory plan or arrangement.