Form 10-K/A
period 2009-12-31
Bank of the Carolinas CORP
filed 2010-04-30
CIK 1365997

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

TO

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File No. 000-52195

BANK OF THE CAROLINAS CORPORATION

(Exact name of Registrant as specified in its)

North Carolina	20-4989192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 Boxwood Village Drive

Mocksville, North Carolina 27028

(Address of principal executive offices, including Zip Code)

Securities registered under Section 12(b) of the Act:	Common Stock $5.00 par value
Title of each class
NASDAQ Global Market Exchange on which Registered
Securities registered under Section 12(g) of the Act:	None (Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

The purpose of this Form 10-K/A is to amend the original Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”) filed by Bank of the Carolinas Corporation (the “Registrant”) with the Securities and Exchange Commission on March 30, 2010, by inserting the disclosures required under Part III of Form 10-K which the Registrant previously indicated would be incorporated by reference from its definitive proxy statement filed with the Commission.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications of the Registrant’s principal executive officer and principal financial officer required by Rule 13a-14(a) of the Exchange Act are filed as exhibits to this Form 10-K/A.

Except as stated herein, no other revisions are being made in the Registrant’s 2009 Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the 2009 Form 10-K, and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the 2009 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2009 Form 10-K and the Registrant’s filings with the Commission subequent to December 31, 2009.

In this Form 10-K/A, the terms “we,” “us,” “our” and similar terms refer to the Registrant. Our bank subsidiary, Bank of the Carolinas, is referred to as the “Bank.”

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Our Bylaws provide that:

•

our Board of Directors consists of not less than five nor more than 18 members, and our Board is authorized to set and change the actual number of our directors from time to time within those limits; and

•	our directors are elected each year at our Annual Meeting for terms of one year, or until their successors have been duly elected and qualified.

The following table lists information about each of our current directors, including a description of his or her principal occupation and business experience.

Name and Age	Positions With Us and the Bank (1)	Year First Elected (2)	Principal Occupation and Business Experience
Jerry W. Anderson (70)	Director	1998	Partner, Anderson Aggregates, LLC (land clearing) since 1999; previously, President, Anderson Chip & Pulpwood, Inc., from 1986 until its merger with Anderson Aggregates in 1999

Alan M. Bailey (69)	Director	1998	Private investor; previously, owner and operator, 801 Shell Service (gasoline station)

William A. Burnette (69)	Director	1998	Managing Partner, The Hillsdale Group LLC (real estate development); Managing Partner, Burnfam Limited Partnership (golf courses and real estate development); Manager, Hillsdale West Business Park Associates LLC (real estate development); President, Davie Properties Inc. (real estate development); Managing Partner, East Davie Company, Ltd. (real estate development)

John A. Drye (46)	Director	2002	Partner, Central Carolina Insurance Agency (general insurance agency)

Name and Age	Positions With Us and the Bank (1)	Year First Elected (2)	Principal Occupation and Business Experience

Thomas G. Fleming (62)	Director	1998	President and owner, Mocksville Builders Supply, Inc. (building supplies) and Town & Country Hardware (retail hardware store)

John W. Googe (84)	Director	2001	President and Chief Executive Officer, Flex-Pay Business Services, Inc. (payroll services); Director, Flight Op (aircraft charter) (2008-present); Manager, Coliseum Drive Association (real estate) (2005-present); Manager, Southeastern Pension Co. (pension record keeping) (2009-present)

Henry H. Land (68)	Director	2002	Retired; previously, Partner, McClary, Stocks, Smith, Land & Campbell, P.A., Certified Public Accountants (1988-2006)

Michael D. Larrowe (55)	Director; Executive Vice Chairman, Chief Operating Officer and Chief Financial Officer	1998	Our executive officer (3)

Steven G. Laymon (49)	Director	1998	Optometrist; President and owner, Steven G. Laymon, O.D., P.A. (optometric practice)

Robert E. Marziano (61)	Chairman; President and Chief Executive Officer	1998	Our executive officer (3)

Grady L. McClamrock, Jr. (57)	Director	2001	Attorney; owner, Grady L. McClamrock, Jr., J.D., P.A. (law firm)

Lynne Scott Safrit (51)	Director	2002	President, North American Commercial Operations, Castle & Cooke, Inc. (property management and development)

Francis W. Slate (87)	Director	1998	Mayor, Town of Mocksville; retired General Surgeon, Mocksville Surgical Associates, P.A.

Stephen R. Talbert (64)	Vice Chairman; Landis Branch Manager	2002	Officer of the Bank; previously, Chairman, Chief Executive Officer and President, BOC Financial Corp and its bank subsidiary

(1)	Members of certain committees of our Board are as follows:

Audit Committee	Corporate Governance Committee	Risk Oversight Committee	Executive Committee
Henry H. Land - Chairman	John A. Drye - Chairman	Michael D. Larrowe - Chairman	Robert E. Marziano - Chairman
Alan M. Bailey	Alan M. Bailey	John W. Googe	William A. Burnette	Steven G. Laymon
Steven G. Laymon	William A. Burnette	Henry H. Land	Thomas G. Fleming	Grady L. McClamrock, Jr.
Lynne Scott Safrit	Thomas G. Fleming	Robert E. Marziano	John W. Googe	Francis W. Slate
Francis W. Slate	John W. Googe	Stephen R. Talbert	Michael D. Larrowe	Stephen R. Talbert
	Steven G. Laymon	Lynne Scott Safrit
Grady L. McClamrock, Jr.

(2)	“Year first elected” refers to the year in which each individual first became a director of the Bank. Each nominee first became our director at the time we were incorporated during 2006 as the Bank’s holding company. Messrs. Drye, Land and Talbert and Ms. Safrit previously served as directors of BOC Financial Corp and were appointed as directors of the Bank following our merger with that company on December 31, 2001.
(3)	Information regarding Messrs. Marziano’s and Larrowe’s business experience is included in their listings below under the heading “Executive Officers.”

Factors Bearing on Qualifications of Directors and Nominees

The experience, qualifications, attributes, skills and other factors that leads our Board to conclude that each of our directors listed in the table above should serve, or continue to serve, as a director are described below.

Jerry W. Anderson

•	Understanding of our culture, values and goals from service as our director since 1998

•	Management and business experience through ownership and operation of Anderson Aggregates for over 40 years

•	Board experience for 25 years with Energy United

•	Active in civic clubs in Davie County

•	Understanding of the banking and financial needs of small business owners through personal experience operating a business for over 40 years

Alan M. Bailey

•	Understanding of our culture, values and goals from service as our director since 1998

•	Management and business experience through ownership and operation of 801 Shell Service and Bailey’s Auto Sales for over 30 years

•	Graduate of NC Bank Directors College

•	Respected in the Davie County business community as his family has been in business for over 100 years

•	Understanding of the banking and financial needs of small business owners through personal experience operating a business for over 30 years

William A. Burnette

•	Understanding of our culture, values and goals from service as our director since 1998

•

Over 50 years business experience in various industries from tobacco companies to the hospitality industry, and understanding of world markets and currencies through foreign business activities and travel

•	Prior bank board experience with Salem Trust Bank

•	Understanding of the banking and financial needs of commercial developers and small business owners through his current business ventures

John A. Drye

•	Understanding of our culture, values and goals from service as our director since 2002

•	Has previous banking experience through service as a director of BOC Financial Corp and the former Bank of the Carolinas from 1993 until their merger with the Bank in 2001

•	Management and business experience in the insurance industry as partner in a property and casualty insurance agency for 20 years

•	Received a MBA from the University of Georgia, with a concentration in finance and risk management (1988)

•	Active involvement in church and civic clubs of Rowan County

•

Understanding of the banking and financial needs of small businesses through his experience providing insurance services to small businesses and his personal experience operating a business for over 30 years

Thomas G. Fleming

•	Understanding of our culture, values and goals from service as our director since 1998

•	Management and business experience as owner of Mocksville Builders Supply for 27 years

•	Active involvement in the community with over 20 years service on Davie Economic Development Board

•	Understanding of the banking and financial needs of the small businesses through personal experience operating a business for 27 years

John W. Googe

•	Understanding of our culture, values and goals from service as our director since 2001

•	Has previous public company experience, having served as President and Chief Operating Officer of one company and as a director of other companies

•	Management and business experience through organization and sale of 18 different companies

•	Understanding of the banking and financial needs of businesses in different industries through his prior business experience

Henry H. Land

•	Understanding of our culture, values and goals from service as our director since 2002

•	Has previous banking experience through service as a director of BOC Financial Corp and the former Bank of the Carolinas from 1986 until their merger with the Bank in 2001

•

Is a certified public accountant licensed in North Carolina with 40 years of accounting experience, including 18 years in public accounting and prior financial accounting and reporting experience with a large industrial corporation

•	Serves as Chairman of our Audit Committee and, based on his accounting training and experience, is an “audit committee financial expert”

•	Understanding of the banking and financial needs of small and mid-size businesses through his personal experience operating a business and providing accounting services to business clients

Michael D. Larrowe

•	Understanding of our culture, values and goals from service as our director since 1998

•	Currently serves as our Chief Operating Officer and Chief Financial Officer

•

Is a certified public accountant licensed in North Carolina, Virginia and West Virginia with 29 years experience in public accounting, including extensive experience in auditing and advising public financial institutions

•	Experience in financial and regulatory reporting and in dealing with banking regulatory agencies

Steven G. Laymon

•	Understanding of our culture, values and goals from service as our director since 1998

•	Over 24 years of professional experience in the health care industry as an optometrist serving the residents of Davie County

•	Management and business experience through building and operating his optometric practice

•	Active involvement in the community through service on various boards within our market area

•	Understanding of the banking and financial needs of small business owners through personal experience operating a business for over 24 years

Robert E. Marziano

•	Understanding of our culture, values and goals from service as our director since 1998

•	Served as the Bank’s Chief Executive Officer since 1998, and has a total of 41 years of banking experience, including 20 years of experience in executive management positions

•	Substantial personal financial interest in our long-term growth, stability, and success because of his significant personal ownership of our shares

•	Visible and active as a community leader in the Bank’s markets

Grady L. McClamrock, Jr.

•	Understanding of our culture, values and goals from service as our director since 2001.

•	Is a practicing attorney with business experience through owning and managing his law practice

•	Visible and active as a community leader serving on various boards within our marketing area

•	Understanding of the banking and financial needs of small and mid-size businesses in our market area through experience providing legal services

Lynne Scott Safrit

•	Understanding of our culture, values and goals from service as our director since 2002

•	Has previous banking experience through service as a director of BOC Financial Corp and the former Bank of the Carolinas from 1995 until their merger with the Bank in 2001

•	Management and business experience in commercial real estate industry through more than 15 years as president of a national real estate development company

•

Active in civic and professional organizations, including current service on the Board of Trustees at Catawba College and President of the Board of Directors for the Cabarrus County Economic Development Corp.

•	Member of the Catawba College Business Hall of Fame

•	Understanding of the banking and financial needs of small and mid-size businesses in our market area

Francis W. Slate

•	Understanding of our culture, values and goals from service as our director since 1998

•	Over 32 years experience in healthcare as a General Surgeon

•	Active in medical community and as a community leader, serving as Davie County Commissioner for 12 years, Mocksville Town Commissioner for 10 years, and Mayor of Mocksville for 12 years

•	Understanding of the banking and financial needs of small and mid-size businesses in our market area through experience in community and civic affairs

Stephen R. Talbert

•	Understanding of our culture, values and goals from service as an officer of the Bank and our Vice Chairman since 2002

•

Has a total of 38 years of banking experience, including his previous service as President and Chief Executive Officer of BOC Financial Corp and the former Bank of the Carolinas from 1986 until their merger with the Bank in 2001

•	Active in local community through service on various boards, including Rowan County Chamber of Commerce, NorthEast Medical Center Foundation and Trinity Lutheran Church

•	Understanding of the banking and financial needs of small and mid-size businesses in our market area through prior banking experience

Executive Officers

We consider our five officers listed below to be our executive officers.

Robert E. Marziano, age 61, serves as our and the Bank’s Chairman, President and Chief Executive Officer. He joined the Bank’s organizing group during 1998 and became its President and Chief Executive Officer at the time it was incorporated and began operations during 1998. Previously, he was one of the organizers of Old North State Bank, King, North Carolina, where he served as President and Chief Executive Officer from 1989 until it was acquired by another financial institution during 1997. Prior to 1989, he was employed for 13 years by First-Citizens Bank & Trust Company as Senior Vice President with responsibilities in the areas of branch management, lending, and bank operations. More recently, from 1997 until 1998, Mr. Marziano served as Senior Vice President of First Bank with supervisory responsibilities over that bank’s branch banking operations in Guilford, Randolph and Davidson Counties.

Michael D. Larrowe, age 55, was elected as our Executive Vice President and the Bank’s Executive Vice Chairman and Chief Operating Officer on May 28, 2008, and was appointed as our and the Bank’s Chief Financial Officer during January 2010. Mr. Larrowe is a certified public accountant and, prior to his employment with us and the Bank, he had 29 years of public accounting experience and had served as Regional Managing Shareholder for the certified public accounting firm of Elliott Davis LLC from 2006 to 2008 and as Senior Member of the certified public accounting and consulting firm of Larrowe & Co., PLC from 1993 until 2006. Mr. Larrowe was a member of the Bank’s organizing group and has served as a director of the Bank since it was incorporated during 1998.

George E. (“Ed”) Jordan, age 51, was elected as the Bank’s Executive Vice President during January 2008, and functions as the Bank’s business development officer in all its markets other than Davie County. Mr. Jordan previously served as the Bank’s President and Chief Operating Officer, and was first employed as the Bank’s Executive Vice President during May 2004. Previously, he had been employed by Wachovia Bank for 24 years where he had supervisory responsibility over city executives for several of that bank’s Triad area offices and, most recently, served as Senior Vice President and Business Banking Sales Director with responsibilities for middle market lending.

Harry E. Hill, age 64, was elected as the Bank’s Executive Vice President during January 2001. He was employed by our organizing group during 1998 and became Senior Vice President of the Bank when it began operations during 1998, and he currently functions as the Bank’s business development officer in Davie County. Previously, he served as Vice President of Southern National Bank and its successor, Branch Banking & Trust Company, in Welcome, North Carolina, from 1994 to 1998, and as Business Development Officer of Davidson Savings Bank from 1992 to 1994.

Robin H. Smith, age 51, serves as the Bank’s Executive Vice President. She was employed by our organizing group during 1998 and became Vice President of the Bank when it began operations during 1998. She was promoted to Senior Vice President during 2001 and to her current position during 2002. Prior to joining the Bank, she served as Vice President of Old North State Bank until it was acquired by another financial institution during 1997.

Audit Committee

Our Board of Directors has a standing Audit Committee that operates under a written charter approved by our Board that sets out the Committee’s composition, authority, duties and responsibilities. A current copy of the charter of the Audit Committee is available on our website at www.bankofthecarolinas.com. We believe that each member of the Committee is an “independent director” as that term is defined by the listing standards of The Nasdaq Stock Market.

The current members of the Audit Committee are listed in the following table.

Audit Committee
Henry H. Land - Chairman Alan M. Bailey Steven G. Laymon Lynne Scott Safrit Francis W. Slate

The Audit Committee is a joint committee of our and the Bank’s Boards of Directors. Under its charter, the Committee is responsible for:

•	appointing our independent accountants and approving their compensation and the terms of their engagement;

•	approving services proposed to be provided by the independent accountants; and

•	monitoring and overseeing the quality and integrity of our accounting and financial reporting process and systems of internal controls.

The Committee reviews various reports from our independent accountants (including its annual audit report on our consolidated financial statements), financial reports we file under the Securities Exchange Act of 1934, and reports of examinations by our regulatory agencies, and it generally oversees our internal audit program. Also, as described in this Report under Item 13 (Certain Relationships and Related Transactions, and Director Independence), our Board has directed the Audit Committee to monitor and make annual reports regarding the independence of our directors. The Committee met nine times during 2009.

Audit Committee Financial Expert

Mr. Land, the Chairman of the Audit Committee, is a certified public accountant with 43 years of accounting experience, including approximately 19 years in public accounting. Our Board of Directors believes that Mr. Land is an “audit committee financial expert” as that term is defined by rules of the Securities and Exchange Commission.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics which applies to our directors and executive officers, including our senior financial officers, and, among other things, is intended to promote:

•	honest and ethical conduct;

•	ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with the Securities and Exchange Commission and in other public communications we make;

•	compliance with governmental laws, rules and regulations;

•	prompt internal reporting of violations of the Code to the Board’s Audit Committee; and

•	accountability for adherence to the codes.

A copy of the Code is posted on the Bank’s Internet website at www.bankofthecarolinas.com. Illegal or unethical behavior, violations of the Code, or accounting or auditing concerns may be reported, anonymously or otherwise, to the Chairman of our Audit Committee addressed as follows:

Henry H. Land

Post Office Box 166

Kannapolis, NC 28082

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors and executive officers are required by federal law to file reports with the Securities and Exchange Commission regarding the amounts of and changes in their beneficial ownership of our common stock. Based on our review of copies of those reports, our proxy statements are required to disclose failures to report shares beneficially owned or changes in beneficial ownership, and failures to timely file required reports, during previous years. We currently are not aware of any of our directors or executive officers who, during 2009, failed to report shares beneficially owned or to timely file a required report.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary

The following table shows the cash and certain other compensation paid or provided to or deferred by the named executive officers for 2009, 2008 and 2007. Our executive officers are compensated by the Bank for their services as its officers, and they receive no separate salaries or other cash compensation from us for their services as our officers. Mr. Marziano and Mr. Larrowe are employed under employment agreements with the Bank as described below. Mr. Hill is employed by the Bank on an “at will” basis.

SUMMARY COMPENSATION TABLE

Name and Principal Position (1)	Year	Salary (3)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation		All Other Compensation (5)		Total
Robert E. Marziano Chairman, President and Chief Executive Officer	2009	$280,000	$-0-	$-0-	$-0-	$-0-		$18,063		$298,063
	2008	279,999	-0-	-0-	-0-	-0-		22,822	(6)	302,821
	2007	272,268	-0-	-0-	-0-	-0-		11,691	(6)	283,959

Michael D. Larrowe (2) Executive Vice Chairman, Chief Operating Officer and Chief Financial Officer	2009	250,000	-0-	-0-	-0-	-0-		9,689		259,689
	2008	153,846	-0-	-0-	-0-	-0-		12,442		166,288

Harry E. Hill Executive Vice President	2009	136,000	-0-	-0-	-0-	-0-		11,847		147,847
	2008	137,016	-0-	-0-	-0-	600	(4)	17,202		154,818
	2007	119,013	-0-	-0-	-0-	-0-		17,904		136,917

(1)	Messrs. Marziano and Larrowe served as members of our Board of Directors during 2009 but they received no additional compensation for their services as directors.
(2)	Mr. Larrowe was first employed by the Bank during May 2008 and was elected to serve as our Chief Financial Officer during January 2010. Fees he received during 2008 as a non-employee director prior to his employment are included in “All Other Compensation” for that year.
(3)	Reflects total salary paid by the Bank each year, including the amount of salary deferred at each officer’s election under our Section 401(k) plan.
(4)	Reflects payments to Mr. Hill under a sales incentive program under which the Bank pays employees $100 for each residential mortgage loan made to a customer they refer to the Bank’s mortgage loan division.
(5)	The following table describes each officer’s “Other Compensation” for 2009:

Description	Mr. Marziano	Mr. Larrowe	Mr. Hill
The Bank’s contributions for the officers’ accounts under our Section 401(k) plan	$2,512	$2,512	$1,477
Portion of total premium paid by the Bank on a key-man life insurance policy that is attributable to death benefits payable to the officer’s beneficiary	3,865	—	—
Our estimated aggregate incremental cost related to personal benefits received during 2009 (a)	11,686	7,177	10,370

Total	$18,063	$9,689	$11,847

(a)	Our executive officers receive, or we may treat them as receiving, various non-cash personal benefits. During 2009, the personal benefits received by the named officers included:

•

for Mr. Marziano, personal use of a Bank-owned vehicle, the Bank’s payment of club dues, and premiums paid by the Bank for family coverage under our group insurance plans over and above amounts paid for other employees;

•	for Mr. Larrowe, personal use of a Bank-owned vehicle and the Bank’s payment of public accounting licensing fees and professional association dues; and

•	for Mr. Hill, personal use of a Bank-owned vehicle and the Bank’s payment of club dues.

We also provide our officers with group life, health, medical and other insurance coverages that are generally available on the same basis to all salaried employees. The cost of that insurance is not included in the table.

(6)	In previous proxy statements, Mr. Marziano’s Other Compensation for each of 2008 and 2007 included the total amount of premiums paid by the Bank for a key-man life insurance policy rather than just the portion of those total premiums attributable to the death benefit payable to his beneficiary under the policy. To correct those overstatements, in the Summary Compensation Table above, Mr. Marziano’s Other Compensation and Total Compensation for those years reflect reductions of $5,239 for 2008 and $5,130 for 2007 as compared to the previously reported amounts.

Employment Agreements

Mr. Marziano and Mr. Larrowe each is employed by the Bank under an employment agreement. The original terms of the agreements provided for “rolling” terms of employment of three years that, at the end of each year, would be extended by one additional year. However, Mr. Larrowe’s agreement provided that the Bank could fix the remaining term of the agreement by giving written notice that the agreement would no longer be extended. During April 2010, the Bank gave that notice. The agreements also provide for:

•	annual base salaries (which are subject to review and periodic increase by the Bank’s Board) of at least $250,000;

•	the right to participate in bonus or incentive plans and other benefits made available by the Bank to its executive officers; and

•

in the case of Mr. Larrowe’s agreement only, reimbursement of fees paid to various state licensing boards, and reasonable out-of-pocket expenses associated with continuing professional education, to the extent required to maintain his licenses to practice as a certified public accountant, and dues paid to various professional accounting associations.

If not sooner terminated, Mr. Marziano’s agreement will expire during 2017 and, following the Bank’s giving of the notice described above, Mr. Larrowe’s agreement will expire during July 2012. The Bank may terminate either of the agreements at any time for cause. Subject to certain limitations, the terms of the agreements provide for payments and benefits to be provided to the officers, and for their ability to compete against the Bank to be limited, after a termination of their employment under various circumstances (including a termination following a change in control of our company or the Bank), as well as, in the case of Mr. Larrowe’s agreement, a voluntary termination of his employment following notice from the Bank that the term of the agreement would no longer be extended. Those provisions, and the limitations on their operation, are described below under the caption “Potential Payments Upon Termination of Employment or a Change of Control.”

Plan-Based Awards

We maintain two arrangements under which awards may be granted from time to time to our officers and employees. They are our:

•	Omnibus Equity Plan, under which stock options, restricted stock awards, and performance share awards may be granted; and

•

Annual Management Incentive Compensation Plan, under which additional cash compensation may be paid each year based on the extent to which corporate and individual goals or other performance criteria are met or satisfied for the year.

Stock-Based Awards.    Our shareholders approved the Omnibus Equity Plan at our 2007 Annual Meeting to replace both our Employee Stock Option Plan and Director Stock Option Plan which had been in effect since 1998 and under which we had granted options from time to time to our officers, employees and directors to purchase shares of our common stock. Those old plans have expired.

Under the new plan, awards may be granted to officers and employees consisting of either:

•	Incentive stock options;

•	Non-qualified stock options;

•	Restricted stock awards; or

•	Performance share awards.

As described under the caption “Director Compensation,” the Omnibus Equity Plan also authorizes the grant of non-qualified stock options and restricted stock awards to our non-employee directors.

A stock option gives the officer or employee to whom it is granted the right to buy shares of our common stock during a stated period of time (ordinarily ten years) at a fixed price per share equal to the fair market value of our stock on the date the option is granted. Options generally are granted to officers and employees on terms that provide for them to “vest,” or become exercisable, at intervals as to portions of the shares they cover based on a vesting schedule, and they do not include any performance-based conditions. They generally terminate immediately on the date of, or after a stated number of days following, the termination of an officer’s employment. Options granted to officers and employees may be “incentive stock options” that qualify for special tax treatment under the Internal Revenue Code, or they may be “non-qualified stock options” that do not qualify for that special tax treatment. We expect that options granted in the future to officers and employees under the Omnibus Equity Plan will be incentive stock options.

Restricted stock awards are conditional grants of shares of our common stock that are subject to forfeiture if specified conditions (usually the officer’s or employee’s continued performance) are not satisfied by the end of a specified restriction period. When an award is granted, the shares are issued and, if we pay dividends on our common stock during the restriction period, the officer or director would receive those dividends on the shares covered by his award at the same rate and on the same basis as they are paid to our other shareholders. However, the shares may not be sold or transferred until the restriction period ends. In most cases the restrictions lapse over time as to portions of the shares according to a “vesting” schedule. If the officer’s employment terminates for any reason prior to the end of the restriction period, he forfeits all unvested shares. As the restrictions expire, the shares become “vested” and are released to the officer.

Performance share awards are awards of shares of our common stock that may be earned based on performance objectives or criteria specified at the time the awards are granted. Like restricted stock awards, performance shares would be granted subject to conditions that must be satisfied before the officer or employee will own the shares outright. However, performance shares would be earned only to the extent that performance criteria are met by the end of a measurement period, while restricted stock awards usually are granted subject only to the condition of continued employment. Also, performance shares would not actually be issued until the end of the measurement period during which the performance criteria must be met, while restricted shares generally are issued at the time awards are granted and become unrestricted at the end of the restriction period.

The exercise price of stock options, and the other terms of options and stock awards, are determined by our Board, based on the recommendation of the Corporate Governance Committee, at the time they are granted.

No stock options or other equity awards have been granted under the Omnibus Equity Plan to any of our executive officers named in the Summary Compensation Table above, and none of those executive officers held any outstanding stock options or other equity awards on December 31, 2009.

Cash Incentive Awards.    Our Board first adopted our Management Incentive Compensation Plan during 2007. Under the plan, our executive officers and other employees chosen to participate each year may earn additional cash compensation based on the extent to which:

•	Our pre-tax profits set by the Board (before any deduction for the expense of payments under the plan) exceed a threshold amount; and

•	Other individual goals (which vary for different participants or groups of participants) set by the Board are achieved.

The plan contemplates that each year our Board will set the maximum award each participant may receive for that year (stated as a percentage of his or her base salary). No cash awards are paid unless our pre-tax, pre-incentive profits for that year exceed a minimum amount set by the Board. Subject to the extent to which individual goals set by the Board for each participant are met, the maximum incentive awards may be paid if our pretax, pre-incentive profits reach a higher target level set by the Board.

During April 2009, we became a participant in the U.S. Department of the Treasury’s TARP Capital Purchase Program. Under rules adopted by Treasury under the Emergency Economic Stabilization Act of 2008 that apply to participants in that program, and with limited exceptions, we are prohibited from paying or accruing any bonus, retention award or incentive compensation to our most highly compensated employee. Also, in connection with any bonuses or incentive compensation, we are required to implement provisions to “clawback” payments to our senior executive officers and our next 20 highest paid employees if any of the criteria on which those payments are based is later found to have been inaccurate.

Like most financial institutions, our recent financial performance has been negatively affected by the decline in the economy and in real estate values in our banking markets, and increased levels of non-performing loans, loan charge-offs and provisions to our allowance for loan losses. As a result, for 2007, we did not achieve the minimum performance targets and no awards were paid under the Plan, and our Board chose not to implement the Plan at all for 2008 and 2009. As a result, none of our officers and employees were eligible to receive any cash awards under the plan, and no such awards were paid, for either of those years.

Potential Payments Upon Termination of Employment or a Change of Control

The terms of various agreements or arrangements between the Bank and Messrs. Marziano and Larrowe provide for them to receive payments and benefits if their employment terminates under various circumstances or following a change in control of our company or the Bank. However, during April 2009, we became a participant in the U.S. Department of the Treasury’s (“Treasury”) TARP Capital Purchase Program (the “CPP”). Under rules adopted by Treasury under the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009, that apply to CPP participants (the “CPP Rules”), we believe we are prohibited from paying severance, “golden parachute,” or other such payments to any of our senior executive officers, or to certain of our other employees, in connection with any termination of their employment for any reason while we remain a CPP participant, other than payments relating to services already performed or benefits already accrued.

In order to comply with the CPP Rules, each of our executive officers listed in the Summary Compensation Table above have agreed that our Board of Directors or Corporate Governance Committee may unilaterally, and without the officer’s consent, modify any of their compensation agreements or arrangements (including by reducing or eliminating severance benefits) to the extent the Board, in its judgment, considers necessary to comply with the CPP Rules and guidance governing compensation paid by CPP participants. As a result, notwithstanding the terms of the above agreements and arrangements with Messrs. Marziano and Larrowe, we believe that no severance or golden parachute payments would have been made to either of those officers if their employment had terminated on December 31, 2009.

After our participation in the CPP has ended, the CPP Rules no longer will prohibit payments to Messrs. Marziano and Larrowe under these agreements and arrangements. The agreements and arrangements are described below, and the table below lists estimates of aggregate payments and benefits that otherwise would have been paid or provided to those officers if their employment had terminated under various circumstances on December 31, 2009, and if on that date we had not been subject to the CPP Rules.

Employment Agreements.    Under Mr. Marziano’s and Mr. Larrowe’s employment agreements, if their employment is terminated by the Bank without cause, or if they terminate their own employment for “good reason” (as defined below), they will continue to receive salary payments from the Bank for the unexpired terms of the agreements. “Good reason” will exist if, without their consent:

•	their base salaries are materially reduced;

•	their duties or responsibilities are materially reduced such that they no longer serve as executive officers;

•	they are required to transfer their offices more than 50 miles from their principal work locations on the date of the agreements;

•	the Bank materially breaches any of the terms of the agreements; or

•	in the case of Mr. Larrowe’s agreement only, the Bank gives notice that the rolling term of the agreement will not be renewed.

The agreements also provide that if, within 24 months following a change in control of the Bank:

•

Mr. Marziano’s employment is terminated by the Bank or its successor without cause, or a “termination event” (as defined below) occurs and he voluntarily terminates his own employment within 90 days, or

•

Mr. Larrowe’s employment is terminated by the Bank or its successor without cause, or Mr. Larrowe terminates his own employment for any reason (without regard to the occurrence of a “termination event”), then, in lieu of other termination payments provided for in the agreements, they will receive lump-sum payments equal to 2.99 multiplied by their annual base salary rates in effect at the time the change in control becomes effective or at the time their employment terminates, whichever is greater. A “termination event” will occur under Mr. Marziano’s agreement if, following a change in control of the Bank:

•	his base salary is reduced below the annual rate in effect at the time of the change in control;

•

insurance or other benefits, including retirement benefits, he is receiving when the change in control becomes effective are reduced or eliminated without being replaced with substantially similar benefits, unless the reduction or elimination applies proportionately to all salaried employees who participated in those benefits before the change in control;

•	he is transferred to a job location more than 50 miles from his principal work location when the change in control becomes effective;

•	if the Bank is still a separate entity, he no longer serves in the positions he served in before the change in control; or

•	if the Bank no longer is a separate entity, he is not an executive officer of the Bank’s successor or does not report directly to the successor’s chairman, president or chief executive officer.

In the case of any termination described above, other than a voluntary termination by Mr. Larrowe following a change in control, if the officers choose to purchase continued “COBRA” coverage under the Bank’s health insurance plan, the Bank will reimburse them for the cost of that insurance for up to the maximum period during which that coverage is available to them under the law.

Generally, a “change in control” will have occurred if:

•	a person directly or indirectly acquires voting control over more than 50% of our or the Bank’s common stock or control over the election of a majority of our or the Bank’s directors;

•	we or the Bank consolidate or merge with or into another company, or are reorganized in another way, and are not the surviving company in the transaction; or

•	all or substantially all of our or the Bank’s assets are sold or transferred to, or acquired by, any other company.

The employment agreements provide that, notwithstanding the above provisions to the contrary, the Bank will have no obligation to make any payment or take any other action that our Board of Directors believes in good faith would be prohibited by or would violate any provision of state or federal law applicable to the Bank. For a period of one year following any voluntary or involuntary termination of their employment, Mr. Marziano and Mr. Larrowe may not compete with the Bank in a county in North Carolina in which the Bank maintains a business office on their employment termination date. However, in the case of involuntary terminations of their employment without cause, or voluntary terminations of their own employment for good reason (other than following a change in control), the restriction period will be the unexpired term of the agreements during which the Bank is obligated to continue to pay their salaries as described above. The agreements also require that, following any termination of their employment, the officers must keep confidential all data and other information, financial or otherwise, relating to the Bank and its business, and must not disclose any of that information to any other person, remove it from the Bank, or use it for their own purposes or for the benefit of any other person.

Life Insurance Benefits.    The Bank maintains a key-man term life insurance policy covering Mr. Marziano. The total death benefit under the policy is $800,000, of which $500,000 would be paid to the Bank upon his death. The remaining $300,000 of the death benefit would be paid to Mr. Marziano’s beneficiary.

We also provide life insurance benefits to each of the named executive officers under our group life insurance plan in which all employees participate on the same terms. Under the group plan, death benefits are payable to a participant’s beneficiaries equal to two times the participant’s annual salary rate at the time of his or her death.

Accelerated Vesting of Stock Options.    Under our Omnibus Equity Plan, in the event of a change in control of our company, our Corporate Governance Committee may provide for outstanding stock options and other equity awards under the plan to be assumed by or converted into awards covering shares of the acquiring or surviving company. Alternatively, the Committee may accelerate the vesting of outstanding awards so that they become exercisable in full immediately before the change in control becomes effective. On December 31, 2009, none of our executive officers listed in the Summary Compensation Table had outstanding stock options, so there would have been no accelerated vesting of any options held by them if a change in control had occurred on that date.

Summary of Payment and Benefits.    The following table lists estimates of aggregate payments and benefits that would have been paid or provided to Mr. Marziano and Mr. Larrowe if their employment had terminated under various circumstances, or there had been a change in control, on December 31, 2009, and if, at the time, we had not been a CPP participant. Harry E. Hill is listed in the Summary Compensation Table above, but he is not listed in the table below because there currently are no such arrangements between him and the Bank other than the life insurance coverage he receives under the Bank’s group life insurance plan in which he participates on the same basis as other employees.

Type of Termination Event and Description of Payment or Benefit	Mr. Marziano	Mr. Larrowe
TERMINATION OTHER THAN AFTER CHANGE IN CONTROL

Involuntary Termination without Cause, or Voluntary Termination with “Good Reason,”
Aggregate of monthly cash payments (1)	$676,657	$640,615
Continued health insurance coverage (2)	6,775	6,775

TERMINATION WITHIN 24 MONTHS AFTER CHANGE IN CONTROL

Involuntary Termination without Cause:
Lump sum cash payment (3)	837,200	747,500
Continued health insurance coverage (2)	6,775	6,775

Voluntary Termination Following “Termination Event:”
Lump sum cash payment (3)	837,200	—
Continued health insurance coverage (2)	6,775	—

Voluntary Termination Without Regard to “Termination Event:”
Lump sum cash payment (3)	—	747,500

DEATH
Portion of death benefit payable to officer’s beneficiary under key-man insurance policy (4)	300,000	—
Death benefits under group life insurance plan (5)	560,000	500,000

(1)	Reflects aggregate amounts of monthly payments (at $23,333 per month for Mr. Marziano and at $20,833 per month for Mr. Larrowe) that would be made during the remaining term of each officer’s employment agreement (approximately 29 months for Mr. Marziano, and approximately 30 3/4 months for Mr. Larrowe).
(2)	Reflects our estimate of the aggregate cost of continued COBRA coverage under our health insurance plan, assuming that the officer elected to purchase that coverage and that the coverage remained in effect for 18 months, which currently is the maximum period for which that coverage is available.
(3)	Reflects lump sum payment equal to the officer’s annual base salary rate on December 31, 2009 multiplied by 2.99.
(4)	The remainder of the death benefit, totalling approximately $500,000, would have been paid to the Bank.
(5)	Death benefits under our group insurance plans equal two times the employee’s annual salary rate at the time of death.

DIRECTOR COMPENSATION

General

Directors’ Fees.    Our non-employee directors serve and are compensated as directors of the Bank. Our and the Bank’s Boards usually meet jointly, and directors do not receive any additional cash compensation for their services as our directors unless our Board meets separately. The following table describes our standard schedule of fees paid to our non-employee directors for their service during 2009.

Description	Amount
Monthly retainer	$450

Additional monthly retainer paid to Lead Independent Director	100
Per diem fee for attendance in person at meetings of our and the Bank’s Boards (1)	425
Per diem fee paid to all committee members for attendance at committee meetings:
Audit Committee	300
Corporate Governance Committee	250
Executive, Loan and Risk Oversight Committees	225

Additional per diem fee paid to committee chairmen for attendance at committee meetings:
Audit Committee	450
Corporate Governance Committee	350
Executive, Loan and Risk Oversight Committees	325

(1)	This fee is not paid for attendance at meetings by telephone.

Mr. Marziano, Mr. Larrowe and Mr. Talbert are compensated as officers of the Bank, and they receive no additional compensation for their service as directors.

Stock Options.    From time to time we have granted options to our non-employee directors to purchase shares of our common stock. As described above under the caption “Plan Based Awards,” during 2007 our shareholders approved our Omnibus Equity Plan which replaced our 1998 Director Stock Option Plan and which authorizes the grant of nonqualified stock options and restricted stock awards to our directors in a manner similar to that described for officers. Each stock option gives the director who holds it the right to buy shares of our common stock during a stated period of time (ordinarily ten years) at a fixed price per share that is equal to the market value of our stock on the date the option was granted. We have not yet granted any restricted stock awards to directors under the plan.

No stock options or other equity awards of any type were granted under the Omnibus Equity Plan to any of our directors during 2009.

Director Compensation for 2009

The following table summarizes the compensation paid or provided to our non-employee directors for services during 2009. Robert E. Marziano, Michael D. Larrowe and Stephen R. Talbert are not listed in the table. They served as directors during 2009, but they are compensated as officers and employees of the Bank and they receive no separate or additional compensation for their services as directors.

2009 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Jerry W. Anderson	$14,075	$-0-	$14,075
Alan M. Bailey	18,075	-0-	18,075
William A. Burnette	13,525	-0-	13,525
John A. Drye	18,950	-0-	18,950
Thomas G. Fleming	18,800	-0-	18,800
John W. Googe	17,450	-0-	17,450
Henry H. Land	19,000	-0-	19,000
Steven G. Laymon	16,225	-0-	16,225
Grady L. McClamrock, Jr.	16,100	-0-	16,100
Lynne Scott Safrit	12,675	-0-	12,675
Francis W. Slate	18,325	-0-	18,325

(1)	No stock options or other equity awards of any type were granted to any of our non-employee directors during 2009. On December 31, 2009, our non-employee directors held stock options covering the following aggregate numbers of shares: Messrs. Anderson, Fleming, Burnette, Bailey, Googe, Slate, McClamrock, and Laymon—1,500 shares each; Messrs. Land and Drye—4,245 shares each (of which options for 2,745 shares have since expired without being exercised); and Ms. Safrit—4,244 shares (of which options for 2,744 shares have since expired without being exercised). Messrs. Marziano, Larrowe and Talbert, who serve as our officers and are not listed in the table, did not hold any options on December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Securities

Principal Shareholders.    The following table lists the only person who we believe owned, beneficially or of record, 5% or more of our outstanding common stock on the Record Date for the Annual Meeting.

Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class
Wellington Management Company, LLP 75 State Street Boston, MA 02109	225,240	(1)	5.78%

(1)	The beneficial owner’s Schedule 13G filed with the Securities and Exchange Commission on February 14, 2007, indicates that, in its capacity as an investment adviser, it has shared voting power and shared investment power with respect to all of the listed shares, which are held of record by its clients.

Directors and Executive Officers.    The following table describes the beneficial ownership of our common stock on the Record Date for the Annual Meeting by our current directors and certain of our executive officers, individually, and by all our directors and executive officers as a group.

Name of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class (2)
Jerry W. Anderson	40,349	1.03%
Alan M. Bailey	58,665	1.50%
William A. Burnette	109,186	2.80%
John A. Drye	23,983	0.62%
Thomas G. Fleming	77,776	1.99%
John W. Googe	34,500	0.88%
Harry E. Hill	53,546	1.37%
Henry H. Land	18,589	0.48%
Michael D. Larrowe	46,158	1.18%
Steven G. Laymon	68,606	1.76%
Robert E. Marziano	135,162	3.47%
Grady L. McClamrock, Jr.	56,419	1.45%
Lynne Scott Safrit	15,384	0.39%
Francis W. Slate	33,750	0.87%
Stephen R. Talbert	39,794	1.02%
All current directors and executive officers as a group (17 people)	835,106	21.26%

(1)	Individuals named and included in the group have shared voting and investment power with respect to certain of the listed shares as follows: Mr. Anderson—12,066 shares; Mr. Bailey—175 shares; Mr. Burnette—6,000 shares; Mr. Drye—1,937 shares; Mr. Fleming—46,431 shares; Mr. Hill—9,746 shares; Mr. Laymon—2,050 shares; Mr. Larrowe—6,687 shares; Mr. Marziano—19,240 shares; Mr. McClamrock—3,286 shares; Ms. Safrit—7,948 shares; Mr. Talbert—20,114 shares; and all persons included in the group—136,880 shares. The listed shares also include the following numbers of shares that could be purchased by individuals named and included in the group pursuant to stock options that could be exercised within 60 days following the Record Date and with respect to which shares they may be deemed to have sole investment power: Mr. Anderson—1,500 shares; Mr. Bailey—1,500 shares; Mr. Burnette—1,500 shares; Mr. Drye—1,500 shares; Mr. Fleming—1,500 shares; Mr. Googe—1,500 shares; Mr. Land—1,500 shares; Mr. Laymon—1,500 shares; Mr. McClamrock—1,500 shares; Ms. Safrit—1,500 shares; Mr. Slate—1,500 shares; and all persons included in the group—31,140 shares. Except as otherwise noted above, and to the best of our knowledge, the individuals named and included in the group exercise sole voting and investment power with respect to all remaining listed shares. Shares listed for certain of the named individuals have been pledged as security for loans to other banks as follows: Mr. Marziano—89,472 shares.
(2)	Percentages are calculated based on 3,897,174 total outstanding shares plus, in the case of each named individual and the group, the number of additional shares that could be purchased by that individual or by persons included in the group under stock options that could be exercised within 60 days following the Record Date.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes all compensation plans and individual compensation arrangements which were in effect on December 31, 2009, and under which shares of our common stock have been authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	(a) Number of shares to be issued upon exercise of outstanding options (1)	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (2)
Equity compensation plans approved by security holders	61,025	$8.02	267,500

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	61,025	$8.02	267,500

(1)	Includes outstanding options to purchase an aggregate of 25,040 shares previously granted under our Employee Stock Option Plan and Director Stock Option Plan and options for 24,500 shares granted under 2007 Omnibus Equity Plan which has replaced those plans. Also includes outstanding options to purchase an aggregate of 11,485 shares held by former employees and directors of BOC Financial Corp. which were granted under plans approved by that company’s stockholders and were converted into options to purchase our common stock when we acquired that company in 2001.
(2)	Reflects the aggegate number of shares for which options and other equity-based awards could be granted in the future under the 2007 Omnibus Equity Plan. No additional options may be granted under our Employee Stock Option Plan and Director Stock Option Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with certain of our current directors, nominees for director, executive officers, and our other related persons. Except as described below, all loans included in those transactions were made in the ordinary course of the Bank’s business on substantially the same terms, including interest rates, repayment terms and collateral, as those prevailing at the time the loans were made for comparable transactions with other persons, and those loans did not involve more than the normal risk of collectibility or present other unfavorable features.

The Bank has an outstanding line of credit to a company in which our director, Thomas G. Fleming, is President and owner. The line of credit currently is being paid as agreed and has not been reported as past due, nonaccrual or restructured. However, based on current economic and financial considerations, the Bank has assigned a substandard grade to the credit in the Bank’s internal loan grading system. The highest outstanding principal balance of the line of credit since January 1, 2009, was $1,500,000, which also was the outstanding balance on April 28, 2010. Payments were received by the Bank on the line of credit during 2009 which included, in the aggregate, $206,458 in principal and $69,248 in interest. The terms of the line of credit provide for a maximum outstanding principal balance at any time of $1,500,000 and interest at a variable rate equal to the Bank’s prime lending rate (currently 5%).

Director Independence

Each year our Board of Directors reviews transactions, relationships and other arrangements involving our directors and determines which of the directors the Board considers to be “independent.” In making those determinations, the Board applies the independence criteria contained in the listing requirements of The Nasdaq Stock Market. The Board has directed our Audit Committee to assess each outside director’s independence and report its findings to the Board in connection with the Board’s annual determinations, and to monitor the status of each director on an ongoing basis and inform the Board of changes in factors or circumstances that may affect a director’s ability to exercise independent judgment. The following table lists our current directors, and persons who served as directors during 2009, who our Board believes are “independent” directors under Nasdaq’s criteria.

Jerry W. Anderson	Thomas G. Fleming	Steven G. Laymon
Alan M. Bailey	John W. Googe	Grady L. McClamrock, Jr.
William A. Burnette	Henry H. Land	Lynne Scott Safrit
John A. Drye		Francis W. Slate

In addition to the specific Nasdaq criteria, in determining the independence of each director the Board considers whether it believes transactions that are disclosable in our proxy statements as “related person transactions,” or any other transactions, relationships, arrangements or factors, could impair a director’s ability to exercise independent judgment. In its determination that the directors named above are independent, those other factors considered by the Committee and the Board included (1) the Bank’s lending relationships with directors who are loan customers; (2) services provided to the Bank by Mr. Googe’s firm in connection with payroll processing and administration services relating to the Bank’s 125 Plan (for which we paid $6,636 during 2009), and (3) legal services that Mr. McClamrock provides from time to time in connection with matters involving such things as loan closings or collections (for which we paid $3,646 during 2009). In the case of Mr. McClamrock, the Board concluded that he is independent under Nasdaq’s criteria, but that he may not serve on our Audit Committee.

Item 14. Principal Accounting Fees and Services.

Turlington and Company LLP was appointed by our Audit Committee on April 17, 2009, to serve as our independent accountants and audit our consolidated financial statements for 2009. Except as described below, under its current procedures our Audit Committee specifically preapproves all audit services and other services provided by our independent accountants. Since it is difficult to determine in advance the exact nature and extent of the tax services or advice we will need during the year, the Committee authorizes our management to obtain tax services from our accountants from time to time during the year up to preapproved aggregate amounts of fees set by the Committee. Requests for services with costs in addition to those amounts would require further Committee approval. The entire Audit Committee generally participates in the preapproval of services. However, in the case of proposals that arise during the year to obtain certain types of non-audit services from our accountants beyond what has been preapproved by the Committee, the Committee delegates authority to its Chairman to preapprove those additional services on behalf of the Committee. Any such action by the Chairman is to be reported to the full Committee at its next regularly scheduled meeting.

As our independent accountants for 2009, Turlington and Company LLP provided us with various audit and other professional services for which we were billed, or expect to be billed, for fees as further described below. Our Audit Committee considers whether the provision of non-audit services by our independent accounting firm is compatible with maintaining its independence. The Committee believes that the provision of non-audit services by Turlington and Company LLP during 2009 did not affect its independence.

The following table lists the aggregate amounts of fees paid to Turlington and Company LLP for audit services for 2009 and for other services they provided during 2009.

Type of Fees and Description of Services	2009
Audit Fees, including audits of our consolidated financial statements, reviews of our condensed interim consolidated financial statements, and other audit services	$85,154

Audit-Related Fees	-0-

Tax Fees, including reviews of our federal and related state income tax returns, non-routine tax consultations	16,000

All Other Fees	-0-

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Amendment No. 1 to our Annual Report on Form 10-K/A to be signed on our behalf by the undersigned, thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: April 29, 2010	By:	/s/ ROBERT E. MARZIANO
Robert E. Marziano
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
3.01	Our Articles of Incorporation, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated April 13, 2009)

3.02	Our By-laws, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

4.01	Indenture between us and Wells Fargo Bank, N.A. (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)

4.02	Guarantee Agreement between us and Wells Fargo Bank, N.A. (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)

4.03	Amended and Restated Trust Agreement among us, Wells Fargo Bank N.A. and the Administrators (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)

4.04	Warrant dated April 17, 2009, between us and the United States Department of the Treasury (incorporated by reference from Exhibits to our Registration Statement on Form S-3 (Reg. No. 333-1595934) filed on June 12, 2009)

10.01	Letter Agreement dated April 17, 2009, between us and the United States Department of the Treasury (incorporated by reference from Exhibits to our Registration Statement on Form S-3 (Reg. No. 333-159934) filed on June 12, 2009)

10.02	Amended and Restated Employment Agreement between us and Robert E. Marziano (incorporated by reference from exhibits to our Current Report on Form 8-K dated December 23, 2008)

10.03	Amended and Restated Employment Agreement between us and Michael D. Larrowe (incorporated by reference from exhibits to our Current Report on Form 8-K dated December 23, 2008)

10.04	Amended and Restated Employment Agreement between us and George E. Jordan (incorporated by reference from exhibits to our Current Report on Form 8-K dated December 23, 2008)

10.05	Employee Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.06	Form of Employee Stock Option Agreement (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.07	Director Stock Option Plan, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.08	Form of Director Stock Option Agreement (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.09	Sections 1.2(g) and 2.5 of Agreement and Plan of Reorganization and Share Exchange dated June 1, 2006, between us and the Bank pertaining to our assumption of the Bank’s Employee Stock Option Plan, Director Stock Option Plan and outstanding stock options (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.10	BOC Financial Corp 1999 Nonstatutory Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.11	BOC Financial Corp 1999 Incentive Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.12	Section 6.07 of Agreement and Plan of Reorganization and Merger dated July 20, 2001, between the Bank and BOC Financial Corp pertaining to the Bank’s assumption of outstanding BOC Financial Corp (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.13	Option Conversion Agreements relating to stock options previously granted by BOC Financial Corp and held by former directors of BOC Financial Corp as assumed by us from the Bank (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

Exhibit Number	Description
10.14	2007 Omnibus Equity Plan (incorporated by reference from Exhibits to our Current Report on Form 8-K dated May 24, 2007)

10.15	Management Incentive Compensation Plan (incorporated by reference from Exhibits to our Current Report on Form 8-K dated May 24, 2007)

23.01*	Consent of Turlington and Company LLP

23.02*	Consent of Dixon Hughes PLLC

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.01*	Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99.01*	Certification of our Chief Executive Officer pursuant to Section 111(b)(4) of EESA

99.02*	Certification of our Chief Financial Officer pursuant to Section 111(b) (4) of EESA

*	Previously filed with our original Annual Report on Form 10-K for the year ended December 31, 2009.