Form 10-Q
period 2010-03-31
Bank of the Carolinas CORP
filed 2010-05-17
CIK 1365997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

On May 17, 2010 there were 3,897,174 outstanding shares of the registrant’s common stock.

BANK OF THE CAROLINAS CORPORATION

FORM 10-Q

March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bank of the Carolinas Corporation

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	March 31, 2010	December 31, 2009*
	(Unaudited)
Assets:
Cash and due from banks	$20,318	$3,524
Federal funds sold and interest-bearing deposits in banks	33,904	33,835
Investment securities	95,674	140,004
Loans	380,890	391,265
Less, allowance for loan losses	(7,050)	(8,167)

Loans, net	373,840	383,098
Premises and equipment, net	13,767	14,010
Other real estate owned	9,023	8,233
Bank owned life insurance	10,099	10,010
Prepaid and deferred tax assets	4,143	5,470
Prepaid FDIC insurance assessment	4,300	4,569
Accrued interest receivable	2,189	2,397
Other assets	3,461	5,237

Total assets	$570,718	$610,387

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$37,448	$36,418
Interest-checking deposits	34,697	34,614
Savings and money market deposits	180,554	235,541
Time deposits	192,424	187,344

Total deposits	445,123	493,917
Securities sold under agreements to repurchase	45,914	46,682
Federal Home Loan Bank advances	25,000	15,000
Subordinated debt	7,855	7,855
Other liabilities	1,921	1,941

Total liabilities	525,813	565,395

Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, no par value	13,179	13,179
Discount on preferred stock	(1,183)	(1,245)
Common stock, $5 per share par value	19,486	19,486
Additional paid-in capital	12,985	12,978
Retained earnings (deficit)	(162)	300
Accumulated other comprehensive income	600	294

Total stockholders’ equity	44,905	44,992

Total liabilities and stockholders’ equity	$570,718	$610,387

Preferred shares authorized	3,000,000	3,000,000
Preferred shares issued and outstanding	13,179	13,179
Common shares authorized	15,000,000	15,000,000
Common shares issued and outstanding	3,897,174	3,897,174

*	Derived from audited consolidated financial statements.

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Interest income
Interest and fees on loans	$5,383	$6,052
Interest on securities	934	1,463
Other interest income	17	22

Total interest income	6,334	7,537

Interest expense
Interest on deposits	1,449	3,542
Interest on borrowed funds	672	811

Total interest expense	2,121	4,353

Net interest income	4,213	3,184
Provision for loan losses	916	700

Net interest income after provision for loan losses	3,297	2,484

Noninterest income
Customer service fees	315	312
Increase in value of bank owned life insurance	89	89
Gains on investment securities	96	—
Other income	3	5

Total noninterest income	503	406

Noninterest expense
Salaries and benefits	1,915	1,671
Occupancy and equipment	595	562
FDIC insurance assessments	299	335
Data processing services	206	243
Valuation provisions and net operating costs associated with foreclosed real estate	369	136
Other	851	913

Total noninterest expense	4,235	3,860

Loss before income taxes	(435)	(970)
Provision for income taxes	(200)	(315)

Net loss	(235)	(655)
Dividends and accretion on preferred stock	(227)	—

Net loss available to common stockholders	$(462)	$(655)

Loss per common share:
Basic	$(0.12)	$(0.17)

Diluted	$(0.12)	$(0.17)

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

(dollars in thousands)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(235)	$(655)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	916	700
Stock based compensation expense	7	5
Depreciation and amortization	272	259
Change in valuation allowance on other real estate owned	114	(123)
Loss on sale of other real estate owned	156	32
Gain on sale of securities	(96)	—
Increase in cash value of bank owned life insurance	(89)	(89)
Net amortization/accretion of premiums and discounts on investments	93	4
Net change in other assets	3,885	(39)
Net change in other liabilities	(19)	385

Net cash provided by operating activities	5,004	479

Cash Flows from Investing Activities:
Increase in federal funds sold	(4,685)	(9,000)
Purchases of premises and equipment	(29)	(309)
Purchases of securities	(9,000)	(39,305)
Proceeds from sales, calls, maturities and principal repayments of securities available for sale	53,333	11,537
Purchase of FHLB stock	—	(103)
Improvements made to other real estate owned	(19)	—
Proceeds from sales of other real estate owned	617	125
Net (increase) decrease in loans	6,684	(1,845)

Net cash provided (used) by investing activities	46,901	(38,900)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(48,794)	40,732
Net additions (repayments) of other borrowings	10,000	(2,000)
Decrease in repurchase agreements	(768)	(24)
Cash dividends paid on preferred stock	(165)	—

Net cash provided (used) by financing activities	(39,727)	38,708

Net increase in cash and cash equivalents	12,178	287
Cash and cash equivalents at beginning of period	12,544	10,491

Cash and cash equivalents at end of period	$24,722	$10,778

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,329	$4,388

Noncash investing and financing activities:
Change in fair value of securities available for sale, net of tax	$306	$194

Transfer from loans to other real estate owned	$1,658	$895

See accompanying notes.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands)

(unaudited)

	Preferred Stock		Discount on Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount

Balance, December 31, 2008	—	$—	$—	3,891,174	$19,456	$11,625	$4,067	$1,443	$36,591
Net loss							(655)		(655)
Other comprehensive income								194	194

Total comprehensive loss									(461)
Stock based compensation expense						5			5

Balance, March 31, 2009	—	$—	$—	3,891,174	$19,456	$11,630	$3,412	$1,637	$36,135

Balance, December 31, 2009	13,179	$13,179	$(1,245)	3,897,174	$19,486	$12,978	$300	$294	$44,992
Net loss							(235)		(235)
Other comprehensive income								306	306

Total comprehensive income									71
Stock based compensation expense						7			7
Discount/accretion on preferred stock			62				(62)		—
Dividends accrued on preferred stock							(165)		(165)

Balance, March 31, 2010	13,179	$13,179	$(1,183)	3,897,174	$19,486	$12,985	$(162)	$600	$44,905

See accompanying notes

Notes to Consolidated Financial Statements

March 31, 2010 and 2009

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the financial information included in these unaudited financial statements reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

The results presented here are for Bank of the Carolinas Corporation (“the Company”), the parent company of Bank of the Carolinas (“the Bank”). The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s annual report on Form 10-K for the year ended December 31, 2009. This quarterly report should be read in conjunction with the annual report. Because the Company has no separate operations and conducts no business on its own other than owning the Bank, this discussion concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to as “the Company” unless otherwise noted.

NOTE 2. EARNINGS PER SHARE

Basic earnings (loss) per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. When applicable, the weighted average shares outstanding for the diluted earnings per share computations are adjusted to reflect the assumed conversion of shares available under stock options using the treasury stock method.

Earnings per share have been computed based on the following:

	Three months ended March 31,
	2010	2009

Weighted average number of common shares outstanding	3,897,174	3,891,174

Weighted average number of diluted common shares outstanding	3,897,174	3,891,174

Common stock options and common stock warrants that were anti-dilutive due to the exercise price exceeding the weighted average market value of shares traded during the period	30,540	94,660

Common stock options and common stock warrants that were anti-dilutive due to the net loss incurred by the Company	36,431	1,499

The common stock warrants referred to above were issued to the United States Treasury in connection with the Company’s April 17, 2009 participation in the Capital Purchase Program which was authorized as a part of the TARP legislation passed by Congress during 2008.

NOTE 3. INVESTMENT SECURITIES

The amortized cost, estimated fair values and carrying values of the investment securities portfolios at the indicated dates are summarized as follows (dollars in thousands):

	March 31, 2010
	Amortized Cost	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agency securities	$65,921	$66,004	$66,004
Mortgage-backed securities	19,183	19,914	19,914
State and municipal bonds	4,758	4,957	4,957
Corporate securities	961	895	895

Total investment securities available for sale	90,823	91,770	91,770

Investment securities held to maturity:
Corporate securities	3,904	3,852	3,904

Total investment securities	$94,727	$95,622	$95,674

	December 31, 2009
	Amortized Cost	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agency securities	$98,617	$98,312	$98,312
Mortgage-backed securities	29,247	29,833	29,833
State and municipal bonds	5,840	6,105	6,105
Corporate securities	1,958	1,860	1,860

Total investment securities available for sale	135,662	136,110	136,110

Investment securities held to maturity:
Corporate securities	3,894	3,823	3,894

Total investment securities	$139,556	$139,933	$140,004

NOTE 4. LOANS

The loan portfolio as of the dates indicated is summarized below (dollars in thousands):

	March 31, 2010	December 31, 2009
Real estate loans:
1-4 family residential	$75,390	$76,767
Commercial real estate	159,009	161,904
Construction and development	39,965	41,580
Home equity	30,662	30,775

Total real estate loans	305,026	311,026
Commercial business and other loans	71,488	75,762
Consumer loans	4,376	4,477

Total loans	380,890	391,265
Allowance for loan losses	(7,050)	(8,167)

Total loans, net	$373,840	$383,098

The changes in the allowance for loan losses for the indicated periods are as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Beginning balance	$8,167	$6,308
Provision for loan losses	916	700
Loans charged-off	(2,052)	(97)
Recoveries of loans previously charged-off	19	58

Net chargeoffs	(2,033)	(39)

Ending balance	$7,050	$6,969

Information with respect to non-homogeneous loans that were determined to be impaired as of the dates indicated is summarized as follows (dollars in thousands):

	March 31, 2010	December 31, 2009
Impaired loans determined to not require specific allowances	$8,396	$6,313
Impaired loans on which specific allowances have been provided	10,052	11,278
Specific allowances provided on impaired loans	2,760	4,011

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, lines of credit and standby letters of credit. These instruments involve elements of credit risk in excess of amounts recognized in the accompanying financial statements.

The Company’s risk of loss related to unfunded loan commitments and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table presents a summary of outstanding financial instruments whose contract amounts represent credit risk as of March 31, 2010 (dollars in thousands):

Unfunded loan commitments	$37,430
Standby letters of credit	2,477

Total	$39,907

Following the termination of his employment on May 12, 2010, the Company’s former Chief Financial Officer, who also served as the Bank’s Executive Vice Chairman and Chief Operating Officer, and who is the Company’s and the Bank’s director, instituted a lawsuit against the Bank and several individuals on May 14, 2010, as described under Part II, Item 1 of this Quarterly Report on Form 10-Q (“Legal Proceedings”). Based on the advice of outside counsel, the Company believes that the claims against the Bank are without merit, and the Bank intends to vigorously defend any action that may be commenced against it.

NOTE 6. OTHER COMPREHENSIVE INCOME

Generally accepted accounting principles require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component in the equity section of the balance sheet. Such items, along with net income, are considered components of comprehensive income. Accounting principles do not require per share amounts of comprehensive income to be disclosed. The components of other comprehensive income and related income tax effects are as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Unrealized holding gains on securities available for sale	$594	$465
Reclassification adjustment for gains realized in net income	(96)	—

Net unrealized holding gains on securities available for sale	498	465
Income tax effect	(192)	(271)

Other comprehensive income, net of income tax effect	$306	$194

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 8. FAIR VALUE

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

•

Level 3 pricing is derived without observable data. In such cases, mark-to-market strategies are typically employed. These types of instruments often have no active market, possess unique characteristics and are thinly traded.

The Company’s investment securities are measured on a recurring basis through a model used by our bond agent. All of our bond price adjustments meet level 2 criteria. Prices are derived from a model which uses actively quoted rates, prepayment models and other underlying credit and collateral data.

The following table summarized the Company’s assets measured at fair value at the dates indicated (dollars in thousands):

	At March 31, 2010
	Total	Level 1	Level 2	Level 3
Assets valued on a recurring basis
Investment securities:
U.S. government agencies securities	$66,004	$—	$66,004	$—
Mortgage-backed securities	19,914	—	19,914	—
State and municipal bonds	4,957	—	4,957	—
Corporate securities	4,747	—	4,747	—
Assets valued on a non-recurring basis
Impaired loans	15,688	—	15,688	—
Other real estate owned	9,023	—	9,023	—

Total	$120,333	$—	$120,333	$—

	At December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets valued on a recurring basis
Investment securities:
U.S. government agencies securities	$98,312	$—	$98,312	$—
Mortgage-backed securities	29,833	—	29,833	—
State and municipal bonds	6,105	—	6,105	—
Corporate securities	5,683	—	5,683	—
Assets valued on a non-recurring basis
Impaired loans	13,580	—	13,580	—
Other real estate owned	8,233	—	8,233	—

Total	$161,746	$—	$161,746	$—

NOTE 9. BORROWED FUNDS

A summary of the Company’s outstanding borrowings and the annual rate of interest currently payable on each category is presented in the following table at the dates indicated (dollars in thousands):

	March 31, 2010		December 31, 2009
	Outstanding Balance	Annual Interest Rate	Outstanding Balance	Annual Interest Rate
Federal funds purchased and securities sold under overnight repurchase agreements	$914	0.18%	$1,682	0.53%
Securities sold under term repurchase agreements	45,000	4.38	45,000	4.38
Federal Home Loan Bank advances	25,000	1.95	15,000	3.15
Trust preferred securities	5,155	3.20	5,155	3.20
Subordinated debt	2,700	4.00	2,700	4.00

Total borrowed funds	$78,769	3.47%	$69,537	3.92%

The Bank engages from time-to-time in federal funds purchases from upstream correspondent institutions to meet temporary funding needs. There were none of these transactions outstanding at the close of either period presented in the above table.

The Bank had a total of $45.0 million of borrowings in the form of securities sold under term repurchase agreements that were entered into during 2008. These borrowings are secured by marketable investment securities equal to approximately 109.5% of the principal balances outstanding plus accrued interest and the value of an imbedded interest rate cap. The following table contains certain pertinent information with respect to these agreements at March 31, 2010 (dollars in thousands):

	Outstanding Principal Balance	Annual Effective Interest Rate	Final Maturity Date	Beginning Quarterly Call Dates	Collateral Requirement
Agreement dated 7/8/2008	$25,000	4.85%	7/8/2018	7/8/2013	$31,353
Agreement dated 8/20/2008	20,000	3.78	8/20/2015	8/20/2011	22,089

Total	$45,000	4.38%			$53,442

The Bank utilizes borrowings from the Federal Home Loan Bank (“FHLB”) as a source of liquidity. At March 31, 2010, the FHLB had advances totaling $25.0 million outstanding to the Company. All of the FHLB advances are secured by the Bank’s qualifying real estate loans. The following table contains a summary of the more significant terms of these borrowings at March 31, 2010 (dollars in thousands):

	Outstanding Principal Balance	Annual Effective Interest Rate	Final Maturity Date
Advance dated 7/06/2007	$5,000	5.02%	07/06/10
Advance dated 3/17/2008	10,000	2.21	03/18/13
Advance dated 2/16/2010	10,000	0.15	02/16/12

Total	$25,000	1.95%

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

In addition, the Trust may redeem the trust preferred securities in whole (but not in part) at any time within 90 days following the occurrence of a tax event, an investment company event, or a capital treatment event at a special redemption price (as defined in the debenture). Interest is payable quarterly on the trust preferred securities at the annual rate of 90-day LIBOR plus 300 basis points.

The Company also has issued $2.7 million of subordinated debt in a private transaction with another financial institution. This subordinated note has a floating interest rate equal to 75 basis points over the Prime Rate published by Wall Street Journal and a maturity date of August 13, 2018. The Company makes monthly interest payments on the outstanding debt to the holder of the note. This debt can be repaid in full at any time with no penalty.

NOTE 10. STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company has 3.0 million shares of preferred stock authorized. There were 13,179 shares of preferred stock issued and outstanding with a $1,000 per share liquidation preference on March 31, 2010 and December 31, 2009. All of the shares were issued on April 17, 2009 in connection with the U.S. Treasury’s TARP Capital Purchase Program.

Common Stock:

The Company has 15.0 million shares of $5 par value common stock authorized. There were 3,897,174 shares of common stock issued and outstanding at March 31, 2010 and December 31, 2009.

Warrants:

In connection with the issuance of the preferred shares under the U.S. Treasury’s TARP Capital Purchase Plan, the Company issued the U.S. Treasury a warrant to purchase 475,204 shares of its common stock for $4.16 per share. The warrant expires April 17, 2019.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Introduction

Bank of the Carolinas Corporation (“the Company”) is the parent holding company of Bank of the Carolinas (“the Bank”). Because the Company has no separate operations and conducts no business on its own other than owning the Bank, the discussion contained in this Management’s Discussion and Analysis concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to herein as the Company unless otherwise noted.

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

CHANGES IN FINANCIAL CONDITION

Total Assets

At March 31, 2010, total assets were $570.7 million, a decrease of 6.5% compared to $610.4 million at December 31, 2009. The asset decline was primarily the result of planned reductions in rate sensitive deposits, mainly special rate money market deposits, which were funded by reductions in discretionary assets (investment securities, federal funds sold and interest-bearing deposits in banks.

Investment Securities

Investment securities totaled $95.7 million at March 31, 2010, compared to $140.0 million at December 31, 2009. The decline was as a result of the planned reduction in discretionary assets referred to above. A summary of the Company’s investment securities holdings by major category at March 31, 2010 and December 31, 2009 is included in Note 3 of Notes to Consolidated Financial Statements.

Loans and Allowance for Loan Losses

At March 31, 2010, the loan portfolio totaled $380.9 million and represented 66.7% of total assets compared to $391.3 million or 64.1% of total assets at December 31, 2009. Total loans at March 31, 2010 decreased $10.4 million or 2.7% from December 31, 2009. Real estate loans, including commercial real estate, constituted approximately 80% of the loan portfolio, and commercial business and other loans comprised approximately 20% of the total loan portfolio at both March 31, 2010 and December 31, 2009. A break-down of the Company’s loan portfolio by major category at the indicated dates follows (dollars in thousands).

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Real estate loans:
1-4 family residential	$75,390	19.79%	$76,767	19.62%
Commercial real estate	159,009	41.75	161,904	41.38
Construction and development	39,965	10.49	41,580	10.63
Home equity	30,662	8.05	30,775	7.87

Total real estate loans	305,026	80.08	311,026	79.50
Commercial business and other loans	71,488	18.77	75,762	19.36
Consumer loans	4,376	1.15	4,477	1.14

Total loans	$380,890	100.00%	$391,265	100.00%

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

The allowance for loan losses at March 31, 2010, amounted to $7.1 million, a decrease of $1.1 million, or 13.8% from December 31, 2009. This is primarily the result of $1.8 million in first quarter net charge-offs charged against the total loss allowance to loans for which specific allowances previously had been established and which were determined to be impaired during the quarter, while we recorded only $215,000 in net charge-offs against the general loss allowance. As a result, while the total allowance declined by $1.1 million since year-end 2009, the general allowance actually increased by $134,000 since December 31, 2009. While the Company has not participated in “subprime” lending activities, we have been affected by the economic downturn in our markets. We continue to work with our customers with troubled credit relationships to the extent that it is reasonably possible.

The following table sets forth the activity in our allowance for loan losses for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2010	2009

Balance at beginning of period	$8,167	$6,308
Provision for loan losses	916	700
Charge-offs:
1-4 family residential	(647)	(79)
Commercial real estate	—	—
Construction and development	(76)	—
Commercial business and other loans	(1,322)	(5)
Consumer loans	(7)	(13)

Total loans charged-off	(2,052)	(97)

Recoveries of loans previously charged-off:
1-4 family residential	1	—
Commercial real estate	—	50
Construction and development	1	—
Commercial business and other loans	3	—
Consumer loans	14	8

Total recoveries of loans previously charged-off	19	58

Loans charged-off, net of recoveries	(2,033)	(39)

Balance at end of period	$7,050	$6,969

Annualized net loan charge-offs as a percentage of average loans outstanding	2.14%	0.04%

Certain credit risks are inherent in making loans, particularly commercial and consumer loans. Management prudently assesses these risks and attempts to manage them effectively. The Company also attempts to reduce default risks by adhering to internal credit underwriting policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies. A loan is placed in nonaccrual status when, in management’s judgment, the collection of interest appears doubtful.

As of March 31, 2010, we identified one loan with a balance of $3.0 million as a “troubled debt restructuring” that was not previously included in our nonperforming assets. The following table summarizes information regarding our nonaccrual loans, other real estate owned, and 90-day and over past due loans, as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010	December 31, 2009
Loans accounted for on a nonaccrual basis:
Real estate loans:
1-4 family residential	$567	$2,971
Commercial real estate	3,986	1,606
Construction and development	3,727	1,488

Total real estate loans	8,280	6,065
Commercial business and other loans	3,185	3,151
Consumer loans	267	8

Total nonaccrual loans	11,732	9,224
Accruing loans which are contractually past due 90 days or more	—	—

Total nonperforming loans	11,732	9,224
Other real estate owned	9,023	8,233

Total nonperforming assets	$20,755	$17,457

Total nonperforming loans as a percentage of loans	3.08%	2.36%
Allowance for loan losses as a percentage of total nonperforming loans	60.09%	88.54%
Allowance for loan losses as a percentage of total loans	1.85%	2.09%
Total nonperforming assets as a percentage of loans and other real estate owned	5.32%	4.37%
Total nonperforming assets as a percentage of total assets	3.64%	2.86%

Deposits

The Company’s deposit services include business and individual checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRA deposits and certificates of deposit. At March 31, 2010, total deposits were $445.1 million compared to $493.9 million at December 31, 2009. The March 31, 2010 amount represents a decrease of 9.9% from December 31, 2009 and was the result of a planned reduction in interest-sensitive deposits, mainly money market accounts that were opened during a special promotion which began in July 2008 and offered a guaranteed rate through June 2009. While the Company’s overall deposits have decreased noticeably during the first quarter of 2010, the mix of deposits has also changed toward a more cost effective source of funds. At March 31, 2010, money market deposits comprised 37.8% of total deposits compared to 45.5% at December 31, 2009 and brokered deposits have declined to 12.0% of total deposits at March 31, 2010 from 14.4% at December 31, 2009. The following table presents a breakdown of our deposit base at March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010	December 31, 2009
Noninterest bearing demand deposits	$37,448	$36,418
Interest checking deposits	34,697	34,614
Savings deposits	12,217	11,042
Money market deposits	168,337	224,499
Customer time deposits	139,161	116,370
Brokered certificates of deposit	53,263	70,974

Total deposits	$445,123	$493,917

Brokered certificates of deposit	$53,263	$70,974
Customer time deposits issued in denominations of $100,000 or more	59,760	44,939

Total time deposits issued in denominations of $100,000 or more	$113,023	$115,913

As a percent of total deposits:
Noninterest bearing demand deposits	8.41%	7.37%
Interest checking deposits	7.80	7.01
Savings deposits	2.74	2.24
Money market deposits	37.82	45.45
Customer time deposits	31.26	23.56
Brokered certificates of deposit	11.97	14.37

Total time deposits issued in denominations of $100,000 or more	25.39	23.47

Liquidity

Liquidity management is the process of managing assets and liabilities as well as their maturities to ensure adequate funding for loan and deposit activity as well as continued growth of the Company. Sources of liquidity come from both balance sheet and off-balance sheet sources. We define balance sheet liquidity as the relationship that net liquid assets have to unsecured liabilities. Net liquid assets are the sum of cash and cash items, less required reserves on demand and interest checking deposits, plus demand deposits due from banks, plus temporary investments, including federal funds sold, plus the fair value of investment securities, less collateral requirements related to public funds on deposit and repurchase agreements. Unsecured liabilities are equal to total liabilities less required cash reserves on noninterest-bearing demand deposits and interest checking deposits less the outstanding balances of all secured liabilities, whether secured by liquid assets or not. We consider off-balance sheet liquidity to include unsecured federal funds lines from other banks and loan collateral which may be used for additional advances from the Federal Home Loan Bank. As of March 31, 2010 our balance sheet liquidity ratio (net liquid assets as a percent of unsecured liabilities) amounted to 19.8% and our total liquidity ratio (balance sheet plus off-balance sheet liquidity) was 21.7%.

In addition, we have the ability to borrow $10.0 million from the discount window of the Federal Reserve, as well as $10.0 million from a correspondent bank, subject to our pledge of marketable securities, which could be used for temporary funding needs. We also have the ability to borrow from the Federal Home Loan Bank on similar terms. While we consider these arrangements sources of back-up funding, we do not consider them as liquidity sources because they require our pledge of liquid assets as collateral. We regularly borrow from the Federal Home Loan Bank as a normal part of our business. These advances, which totaled $25.0 million at March 31, 2010, are secured by various types of real estate-secured loans. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at March 31, 2010 is adequate to meet its operating needs.

Interest Rate Sensitivity

Fluctuating interest rates, increased competition and changes in the regulatory environment continue to significantly affect the importance of interest rate sensitivity management. Rate sensitivity arises when interest rates on assets change in a different period of time or in a different proportion to interest rates on liabilities. The primary objective of interest rate sensitivity management is to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. The Company uses an asset/liability simulation model to project potential changes to the Company’s net interest margin, net income, and economic value of equity based on simulated changes to market interest rates, namely the prime rate. Our goal is to maintain a neutral interest rate sensitivity position whereby little or no change in interest income would occur as interest rates change. On March 31, 2010, we were cumulatively liability sensitive for the next twelve months, which means that our interest bearing liabilities would reprice more quickly than our interest bearing assets. Theoretically, our net interest margin will decrease if market interest rates rise or increase if market interest rates fall. However, the repricing characteristic of assets is different from the repricing characteristics of funding sources. Therefore, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

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

As previously disclosed in our 2008 and 2009 Annual Reports on Form 10-K, the Company and the Bank’s Board of Directors entered into informal agreements with their respective banking regulators which, among other things, require that the Bank maintain capital levels in excess of normal regulatory minimums, including a Leverage Capital Ratio of not less than 7.5%, risk-based capital ratios at least at “well capitalized” levels, and that the Company and the Bank seek the approval of their respective regulators prior to the payment of any cash dividend.

On March 31, 2010, the Company’s Tier 1 and Total risk-weighted Capital Ratios were 10.07% and 11.92%, respectively, which were well above the minimum levels required by regulatory guidelines. At March 31, 2010, the Company’s Leverage Capital Ratio was 7.87%, which was also well above the minimum level required by the regulatory guidelines. On March 31, 2010, the Bank’s Tier 1 and Total risk-weighted Capital Ratios were 10.34% and 11.59%, respectively, both well above the minimum levels required by regulatory guidelines. On March 31, 2010, the Bank’s leverage ratio was 8.09%, in compliance with the level specified in the above referenced informal agreement with bank regulators. Banks and bank holding companies are placed into one of four capital categories based on the above three separate capital ratios. The four categories are “well-capitalized,” “adequately capitalized,” “under-capitalized” and “critically under-capitalized.” The Company and the Bank are both considered “well-capitalized” as of March 31, 2010. The following table summarized the Company’s and the Bank’s regulatory capital ratios at March 31, 2010:

	Minimum required ratios	Required ratios to be considered “Well capitalized”	The Company’s capital ratios	The Bank’s capital ratios
Risk-based capital ratios:
Leverage Capital Ratio (Tier 1 Capital to fourth quarter average assets)	4.0%	5.0%	7.87%	8.09%
Tier 1 Capital Ratio (Tier 1 Capital to risk-weighted assets)	4.0%	6.0%	10.07%	10.34%
Total Capital Ratio (Total Capital to risk-weighted assets)	8.0%	10.0%	11.92%	11.59%

RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 2010 and March 31, 2009

For the three-month period ended March 31, 2010, the Company incurred a net loss available to common shareholders of $462,000, or $.12 per common share. This compares to a net loss of $655,000, or $.17 per common share for the three months ended March 31, 2009. The losses realized in the first quarters in each of the past two years stem from the extended economic downturn which has led to credit losses well above the levels we experienced prior to 2008.

While overall results were disappointing, there were some areas of improvement. Net interest income, or the difference between interest income generated by earning assets (primarily loans and investment securities) and the interest expense related to funding earning assets (primarily deposits and borrowed funds), is the Company’s primary source of earnings. As shown in the table below, net interest income represented approximately 89% of the Company’s total revenue (net interest income plus noninterest income) for the first quarter of 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Net interest income	$4,213	$3,184
Noninterest income	503	406

Total revenue	$4,716	$3,590

Net interest income as a percent of total revenue	89.33%	88.69%

The Company’s net interest income for the three-month period ended March 31, 2010 totaled $4.2 million, an increase of $1.0 million, or 32.3% over the $3.2 million in net interest income realized in the first quarter of 2009. The increase was the net result of a $1.2 million decline in interest income brought about by declining yields on earning assets being more than offset by a $2.2 million decline in interest expense primarily attributable to a decrease in interest expense on deposits brought about by a decline in interest rates. The following table presents the average balances of earning assets and interest-bearing liabilities along with related interest income or expense and average annual rates earned or paid for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31.
	2010			2009
	Average Balance	Interest Income/ Expense	Annualized Yield/ Cost	Average Balance	Interest Income/ Expense	Annualized Yield/ Cost
	(dollars in thousands)
Interest-earning assets:
Loans	$385,847	$5,383	5.66%	$408,543	$6,052	6.01%
Investment securities	134,503	934	2.82	117,778	1,463	5.04
Other interest-earning assets	18,743	17	0.37	15,301	22	0.58

Total interest-earning assets	539,093	6,334	4.77%	541,622	7,537	5.64%

Other assets, net	47,208			41,349

Total assets	$586,301			$582,971

Interest-bearing liabilities:
Interest-checking deposits	$34,450	96	1.13%	$31,207	83	1.08%
Money market and savings deposits	201,795	424	0.85	248,141	2,215	3.62
Time deposits	191,735	929	1.97	154,350	1,244	3.27

Total interest-bearing deposits	427,980	1,449	1.37	433,698	3,542	3.31
Borrowed funds	74,094	672	3.68	79,440	811	4.14

Total interest-bearing liabilities	502,074	2,121	1.71	513,138	4,353	3.44

Noninterest-bearing demand deposits	37,083			30,095
Other liabilities	1,567			1,749

Total liabilities	540,724			544,982

Preferred stockholders’ equity	13,179			—
Common stockholders’ equity	32,398			37,989

Total stockholders’ equity	45,577			37,989

Total liabilities and stockholders’ equity	$586,301			$582,971

Net interest income & interest rate spread		$4,213	3.06%		$3,184	2.20%

Net yield on average interest-earning assets			3.17%			2.38%

Ratio of average interest-earning assets to average interest-bearing liabilities			107.37%			105.55%

Non-accrual loans are included in the above table.

Loan fees and late charges of $28 and $63 for 2010 and 2009, respectively, are included in interest income.

The loan loss provision amounted to $916,000 for the quarter ended March 31, 2010, an increase of $216,000, or 30.9%, from the $700,000 provision recorded in the comparable quarter of 2009. The increase in the provision for the first quarter of 2010 was in recognition of a rise in nonperforming assets and past due loans since December 31, 2009.

Noninterest income totaled $503,000 for the three-months ended March 31, 2010 compared to $406,000 for the comparable three-month period of 2009. The increase was substantially all the result of gains realized on the sale of investment securities available for sale during the current year’s quarter. The following table presents an analysis of noninterest income for the three month periods ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Noninterest income:
Deposit services fees	$191	$191
Card services fees	76	63
Loan services fees	19	38
Other customer services fees	29	20

Total customer services fees	315	312
Net gain on investment securities	96	—
Increase in cash value of bank owned life insurance	89	89
All other income	3	5

Total noninterest income	$503	$406

Noninterest expenses totaled $4.2 million for the three-months ended March 31, 2010, compared to $3.9 million for the same period in 2009, an increase of $375,000 or 9.7%. The primary sources of the increase in overhead costs were: (1) salaries and benefits, which increased $244,000 as a result of funding our employees’ Health Savings Accounts for all of 2010 in the first quarter, benefit payments to 6 terminated employees and transferring an administrative function from an external provider to in-house employees; and (2) expenses associated with foreclosed real estate which increased $233,000 over the first quarter of 2009 due to increased activity. An analysis of noninterest expenses for the first quarters of 2010 and 2009 is presented in the following table (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Salaries and benefits	$1,915	$1,671
Occupancy	306	303
Furniture and equipment	289	259
FDIC insurance assessments	299	335
Data processing services	206	243
Professional services	210	233
Advertising and promotional	92	117
Telephone and data communications	93	92
Postage and courier	60	57
Printing and supplies	55	51
Valuation provisions and net operating costs associated with foreclosed real estate	369	136
Other noninterest expenses	341	363

Total noninterest expenses	$4,235	$3,860

The Company accrued an income tax benefit of $200,000 for the three-months ending March 31, 2010 compared to an income tax benefit of $315,000 for the first quarter of 2009. The tax benefit was a result of the Company’s loss for the three month periods ended March 31, 2010 and 2009.

DISCLOSURES ABOUT FORWARD LOOKING STATEMENTS

This Report and its exhibits may contain statements relating to our financial condition, results of operations, plans, strategies, trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts. Those statements may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of the Company’s management about future events. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risk factors discussed in the Company’s Annual Report on Form 10-K and in other documents the Company files with the Securities and Exchange Commission from time to time. Copies of those reports are available directly through the Commission’s website at www.sec.gov. Other factors that could influence the accuracy of forward-looking statements include, but are not limited to, (a) pressures on the earnings, capital and liquidity of financial institutions resulting from current and future adverse conditions in the credit and equity markets and the banking industry in general; (b) changes in competitive pressures among depository and other financial institutions or in the Company’s ability to compete successfully against the larger financial institutions in its banking markets; (c) the financial success or changing strategies of the Company’s customers; (d) actions of government regulators, or changes in laws, regulations or accounting standards, that adversely affect the Company’s business; (e) changes in the interest rate environment and the level of market interest rates that reduce the Company’s net interest margins and/or the volumes and values of loans it makes and securities it holds; (f) changes in general economic or business conditions and real estate values in the Company’s banking markets (particularly changes that affect the Company’s loan portfolio, the abilities of its borrowers to repay their loans, and the values of loan collateral); and (g) other unexpected developments or changes in the Company’s business. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company has no obligation, and does not intend to update these forward-looking statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on his evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that it is able to record, process, summarize and report in a timely manner the information required to be disclosed in reports it files under the Exchange Act.

In connection with the above evaluation of the effectiveness of the Company’s disclosure controls and procedures, no change in the Company’s internal control over financial reporting was identified that occurred during the most recent quarterly period and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On May 14, 2010, Michael D. Larrowe, who was formerly the Company’s and the Bank’s Chief Financial Officer and the Bank’s Executive Vice Chairman and Chief Operating Officer, and who is the Company’s and the Bank’s director, instituted a lawsuit against the Bank, two directors of the Company and the Bank (Thomas G. Fleming and William A. Burnette), the Bank’s Chief Lending Officer (Robert W. Johnson), two former employees of the Bank (Michelle Clodfelter and Denise Barnhardt) and another individual (James Timothy Merritt) in the U.S. District Court for the Middle District of North Carolina. His Complaint makes claims against the Bank for negligent retention/supervision of the Bank’s Chief Lending Officer and the directors named above in connection with his allegations that those individuals made false statements regarding him which he claims damaged his reputation and interfered with his contractual relationship with the Bank, causing him financial harm; he also contends that the Bank is responsible for the alleged actions of those individuals. He seeks compensatory damages in excess of $3,000,000 and his legal fees from the Bank. Based on the advice of outside counsel, the Bank believes that the allegations are without merit and the Bank intends to vigorously defend the lawsuit.

Item 1A.	Risk Factors

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are provided with this report.

31.01	Certification of our Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) (furnished herewith)

32.01	Certification of our Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: May 17, 2010	By:	/s/ Robert E. Marziano
Robert E. Marziano
President, Chief Executive Officer
& Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.01	Certification of our Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) (furnished herewith)

32.01	Certification of our Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)