Form 10-Q
period 2010-06-30
Bank of the Carolinas CORP
filed 2010-08-12
CIK 1365997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

On August 12, 2010 there were 3,897,174 outstanding shares of the registrant’s common stock.

BANK OF THE CAROLINAS CORPORATION

FORM 10-Q

June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bank of the Carolinas Corporation

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	June 30, 2010	December 31, 2009*
	(Unaudited)
Assets:
Cash and due from banks	$3,467	$3,524
Federal funds sold and interest-bearing deposits in banks	7,462	33,835
Investment securities	121,916	140,004
Loans	368,843	391,265
Less, allowance for loan losses	(7,180)	(8,167)

Loans, net	361,663	383,098
Premises and equipment, net	13,496	14,010
Other real estate owned	9,181	8,233
Bank owned life insurance	10,189	10,010
Prepaids and deferred tax assets	3,018	5,470
Prepaid FDIC insurance assessment	4,052	4,569
Accrued interest receivable	2,005	2,397
Other assets	3,407	5,237

Total Assets	$539,856	$610,387

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$37,581	$36,418
Interest-checking deposits	34,765	34,614
Savings and money market deposits	141,834	235,541
Time deposits	199,807	187,344

Total deposits	413,987	493,917
Securities sold under agreements to repurchase	45,755	46,682
Federal Home Loan Bank advances	25,000	15,000
Subordinated debt	7,855	7,855
Other liabilities	1,797	1,941

Total Liabilities	494,394	565,395

Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, no par value	13,179	13,179
Discount on preferred stock	(1,121)	(1,245)
Common stock, $5 par value per share	19,486	19,486
Additional paid-in capital	12,990	12,978
Retained earnings (deficit)	(576)	300
Accumulated other comprehensive income	1,504	294

Total Stockholders’ Equity	45,462	44,992

Total Liabilities and Stockholders’ Equity	$539,856	$610,387

Preferred shares authorized	3,000,000	3,000,000
Preferred shares issued and outstanding	13,179	13,179
Common shares authorized	15,000,000	15,000,000
Common shares issued and outstanding	3,897,174	3,897,174

*	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Interest income
Interest and fees on loans	$5,324	$5,977	$10,707	$12,029
Interest on securities	851	1,435	1,785	2,898
Other interest income	16	21	33	43

Total interest income	6,191	7,433	12,525	14,970

Interest expense
Interest on deposits	1,209	3,644	2,658	7,186
Interest on borrowed funds	684	777	1,356	1,588

Total interest expense	1,893	4,421	4,014	8,774

Net interest income	4,298	3,012	8,511	6,196
Provision for loan losses	1,086	720	2,002	1,420

Net interest income after provision for loan losses	3,212	2,292	6,509	4,776

Noninterest income
Customer service fees	330	338	645	650
Increase in value of bank owned life insurance	90	91	179	180
Gains on investment securities	94	95	190	95
Other income (loss)	(2)	18	1	23

Total noninterest income	512	542	1,015	948

Noninterest expense
Salaries and benefits	1,799	1,677	3,714	3,348
Occupancy and equipment	533	532	1,128	1,094
FDIC insurance assessments	263	380	562	715
Data processing	191	212	397	455
Valuation provisions and net operating costs associated with foreclosed real estate	343	1,326	712	1,462
Other	952	984	1,803	1,897

Total noninterest expense	4,081	5,111	8,316	8,971

Loss before income taxes	(357)	(2,277)	(792)	(3,247)
Provision for income taxes	(169)	(798)	(369)	(1,113)

Net loss	(188)	(1,479)	(423)	(2,134)
Dividends and accretion on preferred stock	(227)	(99)	(454)	(99)

Net loss available to common stockholders	$(415)	$(1,578)	$(877)	$(2,233)

Loss per common share
Basic	$(0.11)	$(0.41)	$(0.23)	$(0.57)

Diluted	$(0.11)	$(0.41)	$(0.23)	$(0.57)

See accompanying notes to financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Cash flows from operating activities:
Net loss	$(423)	$(2,134)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	2,002	1,420
Stock based compensation expense	12	9
Loss (gain) on sale of premises and equipment	6	(11)
Depreciation and amortization	538	527
Change in valuation allowance on other real estate owned	474	1,206
Loss on sale of other real estate owned	54	32
Gain on sale of securities	(190)	(95)
Increase in bank owned life insurance	(179)	(179)
Net amortization/accretion of premiums and discounts on investments	131	4
Net change in other assets	5,191	(227)
Net change in other liabilities	(144)	522

Net cash provided by operating activities	7,472	1,074

Cash flows from investing activities:
Net change in federal funds sold	21,660	(30,075)
Purchase of premises and equipment	(31)	(396)
Purchases of securities	(72,337)	(54,357)
Proceeds from sales, calls, maturities, and principal repayments of securities available for sale	91,694	34,802
Purchase of FHLB stock	—	(58)
Improvements made to other real estate owned	(19)	—
Proceeds from sale of other real estate owned	1,147	156
Proceeds from sale of premises and equipment	1	11
Net (increase) decrease in loans	16,829	(4,484)

Net cash provided (used) by investing activities	58,944	(54,401)

Cash flows from financing activities:
Net increase (decrease) in deposits	(79,930)	40,610
Net additions (repayments) of other borrowings	10,000	(2,000)
Decrease in repurchase agreements	(927)	(446)
Issuance of preferred stock	—	13,179
Cash dividends paid on preferred stock	(329)	(51)

Net cash provided (used) by financing activities	(71,186)	51,292

Net decrease in cash and cash equivalents	(4,770)	(2,035)
Cash and cash equivalents at beginning of period	12,544	10,491

Cash and cash equivalents at end of period	$7,774	$8,456

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,813	$8,855

Non-cash investing and financing activities:
Change in fair value of securities available for sale, net of tax	$1,210	$(497)
Transfer of other real estate owned from loans receivable	$2,604	$1,509

See accompanying notes to financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(dollars in thousands)

								Accumulated
			Discount			Additional	Retained	Other	Total
	Preferred Stock		on Preferred	Common Stock		Paid-In	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Stock	Shares	Amount	Capital	(Deficit)	Income	Equity

Balance, December 31, 2008	—	$—	$—	3,891,174	$19,456	$11,625	$4,067	$1,443	$36,591
Net loss	—	—	—	—	—	—	(2,134)	—	(2,134)
Other comprehensive loss	—	—	—	—	—	—	—	(497)	(497)

Total comprehensive loss	—	—	—	—	—	—	—	—	(2,631)

Stock based compensation expense	—	—	—	—	—	9	—	—	9
Vesting of restricted stock grants	—	—	—	667	—	—	—	—	—
Issuance of preferred stock and related common stock warrants	13,179,000	13,179	(1,414)	—	—	1,414	—	—	13,179
Expense of preferred stock issuance	—	—	—	—	—	(32)	—	—	(32)
Discount/accretion on preferred stock	—	—	48	—	—	—	(48)	—	—
Dividends accrued on preferred stock	—	—	—	—	—	—	(51)	—	(51)

Balance, June 30, 2009	13,179,000	$13,179	$(1,366)	3,891,841	$19,456	$13,016	$1,834	$946	$47,065

Balance, December 31, 2009	13,179,000	$13,179	$(1,245)	3,897,174	$19,486	$12,978	$300	$294	$44,992
Net loss	—	—	—	—	—	—	(423)	—	(423)
Other comprehensive income	—	—	—	—	—	—	—	1,210	1,210

Total comprehensive income	—	—	—	—	—	—	—	—	787

Stock based compensation expense	—	—	—	—	—	12	—	—	12
Discount/accretion on preferred stock	—	—	124	—	—	—	(124)	—	—
Dividends accrued on preferred stock	—	—	—	—	—	—	(329)	—	(329)

Balance, June 30, 2010	13,179,000	$13,179	$(1,121)	3,897,174	$19,486	$12,990	$(576)	$1,504	$45,462

See accompanying notes to financial statements.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements

June 30, 2010 and 2009

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the financial information included in these unaudited financial statements reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three- and six-month periods ended June 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three- and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

Earnings (loss) per share have been computed based on the following (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Net loss applicable to common stock	$(415)	$(1,578)	$(877)	$(2,233)

Weighted average number of common shares outstanding	3,897,174	3,891,423	3,897,174	3,891,299

Weighted average number of diluted common shares outstanding	3,897,174	3,891,423	3,897,174	3,891,299

Common stock options and common stock warrants - anti-dilutive	517,245	121,827	42,040	121,827

The common stock warrants referred to above were issued to the United States Treasury in connection with the Company’s April 17, 2009 participation in the Capital Purchase Program, which was authorized as a part of the TARP legislation passed by Congress during 2008.

NOTE 3. INVESTMENT SECURITIES

The amortized cost, estimated fair values and carrying values of the investment securities portfolios at the indicated dates are summarized as follows (dollars in thousands):

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agency securities	$75,492	$1,320	$82	$76,730	$76,730
State and municipal securities	3,704	215	—	3,919	3,919
Corporate securities	962	6	6	962	962
Mortgage-backed securities	35,426	965	2	36,389	36,389

Total investment securities available for sale	115,584	2,506	90	118,000	118,000

Investment securities held to maturity:
Corporate securities	3,916	160	203	3,873	3,916

Total investment securities	$119,500	$2,666	$293	$121,873	$121,916

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agency securities	$98,617	$272	$577	$98,312	$98,312
State and municipal securities	5,840	269	4	6,105	6,105
Corporate securities	1,958	5	103	1,860	1,860
Mortgage-backed securities	29,247	596	10	29,833	29,833

Total investment securities available for sale	135,662	1,142	694	136,110	136,110

Investment securities held to maturity:
Corporate securities	3,894	131	202	3,823	3,894

Total investment securities	$139,556	$1,273	$896	$139,933	$140,004

NOTE 4. LOANS

The loan portfolio as of the dates indicated is summarized below (dollars in thousands):

	June 30, 2010	December 31, 2009
Real estate loans:
1-4 family residential	$74,715	$76,767
Commercial real estate	157,213	161,904
Construction and development	39,334	41,580
Home equity	30,653	30,775

Total real estate loans	301,915	311,026
Commercial business and other loans	62,757	75,762
Consumer loans	4,171	4,477

Total loans	368,843	391,265
Allowance for loan losses	(7,180)	(8,167)

Total loans, net	$361,663	$383,098

The changes in the allowance for loan losses for the indicated periods are as follows (dollars in thousands):

	June 30, 2010	June 30, 2009
Beginning balance	$8,167	$6,308
Provision for loan losses	2,002	1,420
Loans charged-off	(3,127)	(1,086)
Recoveries of loans previously charged-off	138	72

Net chargeoffs	(2,989)	(1,014)

Ending balance	$7,180	$6,714

Information with respect to non-homogeneous loans that were determined to be impaired as of the dates indicated is summarized as follows (dollars in thousands):

	June 30, 2010	December 31, 2009

Impaired loans determined to not require specific allowances	$11,652	$6,313
Impaired loans on which specific allowances have been provided	11,742	11,278
Specific allowances provided on impaired loans	3,405	4,011

Troubled debt restructures (TDR) are a subset of impaired loans and totaled $14.0 million at June 30, 2010. There were no loans categorized as TDRs at June 30, 2009.

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

The Company’s risk of loss related to unfunded loan commitments and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table presents a summary of outstanding financial instruments whose contract amounts represent credit risk as of June 30, 2010 (dollars in thousands):

Unfunded loan commitments	$38,077
Financial standby letters of credit	2,477

Total unused commitments	$40,554

Following the termination of his employment on May 12, 2010, the Company’s former Chief Financial Officer, who also served as the Bank’s Executive Vice Chairman and Chief Operating Officer, and as a director of the Company and the Bank, instituted a lawsuit against the Bank and several individuals on May 14, 2010, as described under Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. Based on the advice of outside counsel, the Company believes that the claims against the Bank are without merit, and the Bank intends to vigorously defend the lawsuit.

NOTE 6. OTHER COMPREHENSIVE INCOME (LOSS)

Generally accepted accounting principles require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component in the equity section of the balance sheet. Such items, along with net income, are considered components of comprehensive income (loss). Accounting principles do not require per share amounts of comprehensive income (loss) to be disclosed. The components of other comprehensive income (loss) and related income tax effects are as follows (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Unrealized holding gains (losses) on securities available for sale	$1,564	$(1,028)	$2,158	$(713)
Reclassification adjustment for gains realized in net income	(94)	(95)	(190)	(95)

Net unrealized holding gains (losses) on securities available for sale	1,470	(1,123)	1,968	(808)
Income tax effect	(566)	433	(758)	311

Other comprehensive income (loss), net of income tax effect	$904	$(690)	$1,210	$(497)

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

ASC 320 “Recognition and Presentation of Other-than-Temporary Impairments” was issued in April 2009. These statements amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make it more operational and to enhance the presentation and disclosure of other-than-temporary impairments in the financial statements. These statements clarify the factors that should be used to determine whether an other-than-temporary impairment has occurred and require a more detailed risk-oriented breakdown of major security types. These statements were effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted these standards June 30, 2009 with no material impact on the consolidated financial statements.

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

The following table summarized the Company’s assets measured at fair value at the dates indicated (dollars in thousands):

	At June 30, 2010
	Total	Level 1	Level 2	Level 3

Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$76,730	$—	$76,730	$—
Mortgage-backed	36,389	—	36,389	—
State and municipals	3,919	—	3,919	—
Corporate	4,835	—	4,835	—
Assets valued on a non-recurring basis
Impaired loans	19,989	—	19,989	—
Other real estate owned	9,181	—	9,181	—

Total	$151,043	$—	$151,043	$—

	At December 31, 2009
	Total	Level 1	Level 2	Level 3

Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$98,312	$—	$98,312	$—
Mortgage-backed	29,833	—	29,833	—
State and municipals	6,105	—	6,105	—
Corporate	5,683	—	5,683	—
Assets valued on a non-recurring basis
Impaired loans	13,509	—	13,509	—
Other real estate owned	8,233	—	8,233	—

Total	$161,675	$—	$161,675	$—

NOTE 9. BORROWED FUNDS

A summary of the Company’s outstanding borrowings and the annual rate of interest currently payable on each category is presented in the following table at the dates indicated (dollars in thousands):

	June 30, 2010		December 31, 2009
	Outstanding Balance	Annual Interest Rate	Outstanding Balance	Annual Interest Rate
Federal funds purchased and securities sold under overnight repurchase agreements	$755	0.15%	$1,682	0.53%
Securities sold under term repurchase agreements	45,000	4.38	45,000	4.38
Federal Home Loan Bank advances	25,000	1.95	15,000	3.15
Trust preferred securities	5,155	3.20	5,155	3.20
Subordinated debt	2,700	4.00	2,700	4.00

Total borrowed funds	$78,610	3.47%	$69,537	3.92%

The Bank engages from time-to-time in federal funds purchases from upstream correspondent institutions to meet temporary funding needs. There were none of these transactions outstanding at the close of either period presented in the above table.

The Bank had a total of $45.0 million of borrowings in the form of securities sold under term repurchase agreements that were entered into during 2008. These borrowings are secured by marketable investment securities equal to approximately 109.5% of the principal balances outstanding plus accrued interest and the value of an imbedded interest rate cap. The following table contains certain pertinent information with respect to these agreements at June 30, 2010 (dollars in thousands):

	Outstanding Principal Balance	Annual Effective Interest Rate	Final Maturity Date	Beginning Quarterly Call Dates	Collateral Requirement
Agreement dated 7/8/2008	$25,000	4.85%	7/8/2018	7/8/2013	$32,910
Agreement dated 8/20/2008	20,000	3.78	8/20/2015	8/20/2011	21,866

Total	$45,000	4.38%			$54,776

The Bank utilizes borrowings from the Federal Home Loan Bank (“FHLB”) as a source of liquidity. At June 30, 2010, the FHLB had advances totaling $25.0 million outstanding to the Bank. All of the FHLB advances are secured by the Bank’s qualifying real estate loans. The following table contains a summary of the more significant terms of these borrowings at June 30, 2010 (dollars in thousands):

	Outstanding Principal Balance	Annual Effective Interest Rate	Final Maturity Date
Advance dated 7/06/2007	$5,000	5.02%	07/06/10
Advance dated 3/17/2008	10,000	2.21	03/18/13
Advance dated 2/16/2010	10,000	0.34	02/16/12

Total	$25,000	2.02%

During 2008, the Company issued $5.2 million of junior subordinated debentures to its wholly owned capital trust, Bank of the Carolinas Trust I (the “Trust”), which, in turn, issued $5.0 million in trust preferred securities having a like liquidation amount and $155,000 in common securities (all common securities are owned by the Company). The Company has fully and unconditionally guaranteed the Trust’s obligations related to the trust preferred securities. The Trust has the right to redeem the trust preferred securities in whole or in part, on or after March 26, 2013 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.

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

NOTE 10. STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company has 3.0 million shares of preferred stock authorized. There were 13,179 shares of preferred stock issued and outstanding with a $1,000 per share liquidation preference on June 30, 2010 and December 31, 2009. All of the shares were issued on April 17, 2009 in connection with the U.S. Treasury’s TARP Capital Purchase Program.

Common Stock:

The Company has 15.0 million shares of $5 par value common stock authorized. There were 3,897,174 shares of common stock issued and outstanding at June 30, 2010 and December 31, 2009.

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

CHANGES IN FINANCIAL CONDITION

Total Assets

At June 30, 2010, total assets were $539.9 million, a decrease of 11.5% compared to $610.4 million at December 31, 2009. The asset decline was primarily the result of planned reductions in rate sensitive deposits, mainly special rate money market deposits, which were funded by reductions in discretionary assets (investment securities, federal funds sold, and interest-bearing deposits in banks).

Investment Securities

Investment securities totaled $121.9 million at June 30, 2010, compared to $140.0 million at December 31, 2009. The decline was as a result of the planned reduction in discretionary assets referred to above. A summary of the Company’s investment securities holdings by major category at June 30, 2010 and December 31, 2009 is included in Note 3 of “Notes to Consolidated Financial Statements”.

Loans and Allowance for Loan Losses

At June 30, 2010, the loan portfolio totaled $368.8 million and represented 68.3% of total assets compared to $391.3 million or 64.1% of total assets at December 31, 2009. Total loans at June 30, 2010 decreased $22.4 million or 5.7% from December 31, 2009. Real estate loans, including commercial real estate, constituted approximately 80% of the loan portfolio, and commercial business and other loans comprised approximately 20% of the total loan portfolio at both June 30, 2010 and December 31, 2009.

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

The appropriateness of the allowance for loan losses is measured on a quarterly basis using an allocation model that assigns reserves to various components of the loan portfolio in order to provide for probable inherent losses. It must be emphasized, however, that the determination of the reserve using the Company’s procedures and methods rests upon various judgments and assumptions about current economic conditions and other factors affecting loans. No assurance can be given that the Company will not in any particular period sustain loan losses that are sizable in relation to amounts reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for loan losses or future charges to earnings. In addition, bank regulatory agencies, as an integral part of their routine examination process, periodically review the Company’s allowance. Those agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examinations. The Company believes the allowance is appropriate based on management’s current analysis.

The allowance for loan losses at June 30, 2010, amounted to $7.2 million, a decrease of $1.0 million, or 12.1% from December 31, 2009. This is primarily the result of $1.8 million in first quarter and $1.0 million in second quarter net charge-offs charged against the total loss allowance related to loans for which specific allowances previously had been established and which were determined to be impaired during the quarter, while we recorded only $111,000 in net charge-offs against the general loss allowance in the six-month period. As a result of decreasing loans, the general allowance also decreased $381,000 during the six-month period since December 31, 2009. While the Company has not participated in “subprime” lending activities, we have been affected by the economic downturn in our markets. We continue to work with our customers with troubled credit relationships to the extent that it is reasonably possible.

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

The following table summarizes information regarding our nonaccrual loans, other real estate owned, and 90-day and over past due loans as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30,	December 31,
	2010	2009
Loans accounted for on a nonaccrual basis:
Real estate loans:
1-4 family residential	$639	$2,971
Commercial real estate	4,931	1,606
Construction and development	1,763	1,488

Total real estate loans	7,333	6,065
Commercial business and other loans	4,039	3,151
Consumer loans	270	8

Total nonaccrual loans	11,642	9,224
Accruing loans which are contractually past due 90 days or more	—	—

Total nonperforming loans	11,642	9,224
Other real estate owned	9,181	8,233

Total nonperforming assets	$20,823	$17,457

Total nonperforming loans as a percentage of loans	3.16%	2.36%
Allowance for loan losses as a percentage of total nonperforming loans	61.67%	88.54%
Allowance for loan losses as a percentage of total loans	1.95%	2.09%
Total nonperforming assets as a percentage of loans and other real estate owned	5.51%	4.37%
Total nonperforming assets as a percentage of total assets	3.86%	2.86%

Deposits

The Company’s deposit services include business and individual checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRA deposits and certificates of deposit. At June 30, 2010, total deposits were $414.0 million compared to $493.9 million at December 31, 2009. The June 30, 2010 amount represents a decrease of 16.2% from December 31, 2009 and was the result of a planned reduction in interest-sensitive deposits, mainly money market accounts that were opened during a special promotion which began in July 2008 and offered a guaranteed rate through June 2009. While the Company’s overall deposits have decreased noticeably during the six-month period of 2010, the mix of deposits has also changed toward a more cost effective source of funds. At June 30, 2010, money market deposits comprised 31.3% of total deposits compared to 45.5% at December 31, 2009 and brokered deposits have declined to 12.9% of total deposits at June 30, 2010 from 14.4% at December 31, 2009.

The following table presents a breakdown of our deposit base at June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010	December 31, 2009
Noninterest bearing demand deposits	$37,581	$36,418
Interest checking deposits	34,765	34,614
Savings deposits	12,055	11,042
Money market deposits	129,779	224,499
Customer time deposits	146,510	116,370
Brokered certificates of deposit	53,297	70,974

Total deposits	$413,987	$493,917

Time deposits $100,000 or more:
Brokered certificates of deposit	$53,297	$70,974
Customer time deposits issued in denominations of $100,000 or more	65,242	44,939

Total time deposits issued in denominations of $100,000 or more	$118,539	$115,913

As a percent of total deposits:
Noninterest bearing demand deposits	9.08%	7.37%
Interest checking deposits	8.40	7.01
Savings deposits	2.91	2.24
Money market deposits	31.35	45.45
Customer time deposits	35.39	23.56
Brokered certificates of deposit	12.87	14.37

Total time deposits issued in denominations of $100,000 or more	28.63	23.47

Liquidity

Liquidity management is the process of managing assets and liabilities, as well as their maturities, to ensure adequate funding for loan and deposit activities, as well as continued growth of the Company. Sources of liquidity come from both balance sheet and off-balance sheet sources. We define balance sheet liquidity as the relationship that net liquid assets have to unsecured liabilities. Net liquid assets are the sum of cash and cash items, less required reserves on demand and interest checking deposits, plus demand deposits due from banks, plus temporary investments, including federal funds sold, plus the fair value of investment securities, less collateral requirements related to public funds on deposit and repurchase agreements. Unsecured liabilities are equal to total liabilities less required cash reserves on noninterest-bearing demand deposits and interest checking deposits less the outstanding balances of all secured liabilities, whether secured by liquid assets or not. We consider off-balance sheet liquidity to include unsecured federal funds lines from other banks and loan collateral which may be used for additional advances from the Federal Home Loan Bank. As of June 30, 2010 our balance sheet liquidity ratio (net liquid assets as a percent of unsecured liabilities) amounted to 16.5% and our total liquidity ratio (balance sheet plus off-balance sheet liquidity) was 17.8%.

In addition, we have the ability to borrow $10.0 million from the discount window of the Federal Reserve, as well as lines from correspondent banks of $5.0 million unsecured and $14.0 million subject to our pledge of marketable securities, which could be used for temporary funding needs. We also have the ability to borrow from the Federal Home Loan Bank on similar terms. While we consider these arrangements sources of back-up funding, we do not consider them as liquidity sources because they require our pledge of liquid assets as collateral. We regularly borrow from the Federal Home Loan Bank as a normal part of our business. These advances, which totaled $25.0 million at June 30, 2010, are secured by various types of real estate-secured loans. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at June 30, 2010 is adequate to meet its operating needs.

Interest Rate Sensitivity

Fluctuating interest rates, increased competition, and changes in the regulatory environment continue to significantly affect the importance of interest rate sensitivity management. Rate sensitivity arises when interest rates on assets change in a different period of time or in a different proportion to interest rates on liabilities. The primary objective of interest rate sensitivity management is to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. The Company uses an asset/liability simulation model to project potential changes to the Company’s net interest margin, net income, and economic value of equity based on simulated changes to market interest rates, namely the prime rate. Our goal is to maintain a neutral interest rate sensitivity position whereby little or no change in interest income would occur as interest rates change. On June 30, 2010, we were cumulatively liability sensitive for the next twelve months, which means that our interest bearing liabilities would reprice more quickly than our interest bearing assets. Theoretically, our net interest margin will decrease if market interest rates rise or increase if market interest rates fall. However, the repricing characteristic of assets is different from the repricing characteristics of funding sources. Therefore, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

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

As previously disclosed, the Company and the Bank’s Boards of Directors have entered into informal agreements with their respective banking regulators which, among other things, require that the Bank maintain capital levels in excess of normal regulatory minimums, including a Leverage Capital Ratio of not less than 7.5%, risk-based capital ratios at least at “well capitalized” levels, and that the Company and the Bank seek the approval of their respective regulators prior to the payment of any cash dividend.

On June 30, 2010, the Company’s Tier 1 and Total risk-weighted Capital Ratios were 10.44% and 12.31%, respectively, which were well above the minimum levels required by regulatory guidelines. At June 30, 2010, the Company’s Leverage Capital Ratio was 8.31%, which was also well above the minimum level required by the regulatory guidelines. On June 30, 2010, the Bank’s Tier 1 and Total risk-weighted Capital Ratios were 10.78% and 12.04%, respectively, both well above the minimum levels required by regulatory guidelines. On June 30, 2010, the Bank’s leverage ratio was 8.58%, in compliance with the level specified in the above referenced informal agreement with bank regulators. Banks and bank holding companies are placed into one of four capital categories based on the above three separate capital ratios. The four categories are “well-capitalized,” “adequately capitalized,” “under-capitalized” and “critically under-capitalized.” The Company and the Bank are both considered “well-capitalized” as of June 30, 2010.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 and 2009

Overview. For the three months ended June 30, 2010, the Company incurred a net loss available to common shareholders of $415,000, or $0.11 per common share. This compares to a net loss of $1,578,000, or $0.41 per common share for the three months ended June 30, 2009. The losses realized in the second quarters in each of the past two years stem from the extended economic downturn which has led to credit losses well above the levels we experienced prior to 2008.

Net Interest Income. The Company’s net interest income for the three months ended June 30, 2010 totaled $4.3 million, an increase of $1.3 million, or 42.7%, over the $3.0 million in net interest income realized in the second quarter of 2009. The increase was the net result of a $1.2 million decline in interest income brought about by declining yields on earning assets being more than offset by a $2.5 million decline in interest expense primarily attributable to a decrease in interest expense on deposits brought about by a decline in interest rates along with declines in the balances in money market accounts and brokered certificates of deposit. Net interest margin increased 124 basis points from 2.15% in the second quarter of 2009 to 3.39% in the second quarter of 2010.

Provision for Loan Losses. The loan loss provision amounted to $1.1 million for the quarter ended June 30, 2010, an increase of $366,000, or 50.8%, from the $720,000 provision recorded in the comparable quarter of 2009. Net charge-offs totaled $957,000 in the second quarter of 2010 compared to $975,000 in the second quarter of 2009.

Noninterest Income. Noninterest income totaled $512,000 for the three months ended June 30, 2010 compared to $542,000 for the comparable three-month period of 2009. Noninterest income includes customer service charges on deposit accounts, bank owned life insurance, and gains on investment securities. Noninterest income remained relatively flat for the three months ended June 30, 2010 and 2009.

Noninterest Expenses. Noninterest expenses totaled $4.1 million for the three months ended June 30, 2010 compared to $5.1 million for the same period in 2009, a decrease of $1.0 million or 20.2%. The primary source of this decrease was reduction in other real estate owned expenses and valuation provisions of $983,000 compared to the same quarter of 2009. Other noninterest expenses affecting overhead cost were: (1) salaries and benefits, which increased $122,000 as a result of transferring an administrative function from an external provider to in-house employees; (2) FDIC insurance assessment, which decreased $117,000 due to the reduction in deposits; and (3) data processing expense, which decreased $21,000 due to a core system conversion in the third quarter of 2009.

Income Taxes. The Company accrued an income tax benefit of $169,000 for the three months ending June 30, 2010 compared to an income tax benefit of $798,000 for the second quarter of 2009. The tax benefit was a result of the Company’s loss for the three months ended June 30, 2010 and 2009.

Six Months Ended June 30, 2010 and 2009

Overview. For the six months ended June 30, 2010, the Company incurred a net loss available to common shareholders of $877,000, or $0.23 per common share. This compares to a net loss of $2.2 million, or $0.57 per common share for the six months ended June 30, 2009. The losses realized in the first six months in each of the past two years stem from the extended economic downturn which has led to credit losses well above the levels we experienced prior to 2008.

Net Interest Income. The Company’s net interest income for the six months ended June 30, 2010 totaled $8.5 million, an increase of $2.3 million, or 37.1%, over the $6.2 million in net interest income realized in the comparable period of 2009. The increase was the net result of a $2.5 million decline in interest income brought about by declining yields on earning assets being more than offset by a $4.8 million decline in interest expense primarily attributable to a decrease in interest expense on deposits brought about by a decline in interest rates along with declines in the balances in money market accounts and brokered certificates of deposit. Net interest margin increased 102 basis points from 2.26% for the six-month period of 2009 to 3.28% in the six-month period of 2010.

Provision for Loan Losses. The loan loss provision amounted to $2.0 million for the six months ended June 30, 2010, an increase of $582,000, or 41.0%, from the $1.4 million provision recorded in the comparable period of 2009. Net charge-offs totaled $3.0 million in the first six months of 2010 compared to $1.0 million in the first six months of 2009.

Noninterest Income. Noninterest income totaled $1.0 million for the six months ended June 30, 2010 compared to $948,000 for the comparable period of 2009. The increase was substantially all the result of gains realized on the sale of investment securities available-for-sale during the current year’s first six months.

Noninterest Expenses. Noninterest expenses totaled $8.3 million for the six months ended June 30, 2010 compared to $9.0 million for the same period in 2009, a decrease of $655,000 or 7.3%. The primary source of this decrease was reduction in other real estate owned expenses and valuation provisions of $750,000 compared to the same six-month period of 2009. Other noninterest expenses affecting overhead cost were: (1) salaries and benefits, which increased $366,000 as a result of our employees’ Health Savings Accounts for all of 2010 in the first quarter, benefit payments to terminated employees, and transferring an administrative function from an external provider to in-house employees; (2) FDIC insurance assessment, which decreased $153,000 due to the reduction in deposits; and (3) data processing expense, which decreased $58,000 due to a core system conversion in the third quarter of 2009.

Income Taxes. The Company accrued an income tax benefit of $369,000 for the six months ending June 30, 2010 compared to an income tax benefit of $1.1 million for the comparable period of 2009. The tax benefit was a result of the Company’s loss for the six months ended June 30, 2010 and 2009.

DISCLOSURES ABOUT FORWARD LOOKING STATEMENTS

Statements in this Report relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors which include, but are not limited to, factors discussed in our Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission from time to time. Copies of those reports are available directly through the SEC’s Internet website at www.sec.gov. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “feels,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Factors that could influence the accuracy of forward-looking statements include, but are not limited to (a) pressures on our earnings, capital and liquidity resulting from current and future conditions in the credit and capital markets, (b) continued or unexpected increases in nonperforming loans and credit losses in our loan portfolio, (c) continued adverse conditions in the economy and in the real estate market in our banking markets (particularly those conditions that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of collateral that secures our loans),(d) the financial success or changing strategies of our customers, (e) actions of government regulators, or change in laws, regulations or accounting standards, that adversely affect our business, (f) changes in the interest rate environment and the level of market interest rates that reduce our net interest margins and/or the values of loans we make and securities we hold, and changes in general economic conditions and real estate values in our banking market (particularly changes that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of loan collateral), (g) changes in competitive pressures among depository and other financial institutions or in our ability to compete effectively against other financial institutions in our banking markets, and (h) other developments or changes in our business that we do not expect. Although we believe that the expectations reflected in the forward-looking statements included in this Report are reasonable, they represent our management’s judgments only as of the date they are made, and we cannot guarantee future results, levels of activity, performance or achievements. As a result, readers are cautioned not to place undue reliance on these forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this paragraph. We have no obligation, and do not intend, to update these forward-looking statements.

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

Reference is made to Part II, Item 1, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, for a discussion of certain pending litigation.

Item 1A.	Risk Factors

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010. The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws. Smaller depository institutions (those with $10 billion or less in assets) will be subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions. The Dodd-Frank Act also establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk and, among other things, includes provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard, (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets, (5) derivative and proprietary trading by financial institutions, and (6) the resolution of large financial institutions.

At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations may adversely impact the Company. However, compliance with these new laws and regulations will likely increase the Company’s costs and may limit its ability to pursue attractive business opportunities, cause the Company to modify its strategies and business operations and increase its capital requirements and constraints, any of which may have a material adverse impact on its business, financial condition, liquidity or results of operations.

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

BANK OF THE CAROLINAS CORPORATION

Date: August 12, 2010	By:	/s/ Robert E. Marziano
Robert E. Marziano
President and Chief Executive Officer

Date: August 12, 2010	By:	/s/ Eric E. Rhodes
Eric E. Rhodes
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (furnished herewith)

31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) (furnished herewith)

32.01	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)