Form 10-Q
period 2010-09-30
Bank of the Carolinas CORP
filed 2010-11-15
CIK 1365997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

On November 15, 2010 there were 3,897,174 outstanding shares of the registrant’s common stock.

BANK OF THE CAROLINAS CORPORATION

FORM 10-Q

September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bank of the Carolinas Corporation

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	September 30, 2010	December 31, 2009*
	(Unaudited)
Assets:
Cash and due from banks	$11,690	$3,524
Federal funds sold and interest-bearing deposits in banks	5,557	33,835
Investment securities	113,021	140,004
Loans	367,021	391,265
Less, allowance for loan losses	(6,342)	(8,167)

Loans, net	360,679	383,098
Premises and equipment, net	13,370	14,010
Other real estate owned	8,571	8,233
Bank owned life insurance	10,280	10,010
Prepaids and deferred tax assets	3,099	5,470
Prepaid FDIC insurance assessment	3,913	4,569
Accrued interest receivable	2,080	2,397
Other assets	3,229	5,237

Total Assets	$535,489	$610,387

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$35,531	$36,418
Interest-checking deposits	32,768	34,614
Savings and money market deposits	126,782	235,541
Time deposits	219,877	187,344

Total deposits	414,958	493,917
Securities sold under agreements to repurchase	45,870	46,682
Federal Home Loan Bank advances	20,000	15,000
Subordinated debt	7,855	7,855
Other liabilities	1,509	1,941

Total Liabilities	490,192	565,395

Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, no par value	13,179	13,179
Discount on preferred stock	(1,056)	(1,245)
Common stock, $5 par value per share	19,486	19,486
Additional paid-in capital	12,989	12,978
Retained earnings (deficit)	(724)	300
Accumulated other comprehensive income	1,423	294

Total Stockholders’ Equity	45,297	44,992

Total Liabilities and Stockholders’ Equity	$535,489	$610,387

Preferred shares authorized	3,000,000	3,000,000
Preferred shares issued and outstanding	13,179	13,179
Common shares authorized	15,000,000	15,000,000
Common shares issued and outstanding	3,897,174	3,897,174

*	Derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Interest income
Interest and fees on loans	$5,102	$5,875	$15,809	$17,904
Interest on securities	822	1,641	2,607	4,539
Other interest income	12	13	45	56

Total interest income	5,936	7,529	18,461	22,499

Interest expense
Interest on deposits	1,181	2,657	3,839	9,843
Interest on borrowed funds	641	776	1,997	2,364

Total interest expense	1,822	3,433	5,836	12,207

Net interest income	4,114	4,096	12,625	10,292
Provision for loan losses	858	1,046	2,860	2,466

Net interest income after provision for loan losses	3,256	3,050	9,765	7,826

Noninterest income
Customer service fees	316	369	961	1,019
Increase in value of bank owned life insurance	91	92	270	272
Gains on sale of investment securities	178	1,246	368	1,341
Other income	4	8	5	31

Total noninterest income	589	1,715	1,604	2,663

Noninterest expense
Salaries and benefits	1,686	1,611	5,400	4,959
Occupancy and equipment	537	553	1,665	1,647
FDIC insurance assessments	155	217	717	932
Data processing	210	330	607	785
Valuation provisions and net operating costs associated with foreclosed real estate	349	297	1,061	1,759
Other	857	838	2,660	2,735

Total noninterest expense	3,794	3,846	12,110	12,817

Income (loss) before income taxes	51	919	(741)	(2,328)
Provision for income taxes	(31)	137	(400)	(976)

Net income (loss)	82	782	(341)	(1,352)
Dividends and accretion on preferred stock	(229)	(312)	(683)	(411)

Net income (loss) available to common stockholders	$(147)	$470	$(1,024)	$(1,763)

Income (loss) per common share
Basic	$(0.04)	$0.12	$(0.26)	$(0.45)

Diluted	$(0.04)	$0.12	$(0.26)	$(0.45)

See accompanying notes to financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Cash flows from operating activities:
Net loss	$(341)	$(1,352)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	2,860	2,466
Stock based compensation expense	11	9
Loss (gain) on sale of premises and equipment	6	(11)
Depreciation and amortization	804	805
Change in valuation allowance on other real estate owned	591	1,206
Loss on sale of other real estate owned	107	229
Gain on sale of securities	(368)	(1,341)
Increase in bank owned life insurance	(270)	(272)
Net amortization/accretion of premiums and discounts on investments	273	4
Net change in other assets	5,352	(2,015)
Net change in other liabilities	(432)	493

Net cash provided by operating activities	8,593	221

Cash flows from investing activities:
Net change in federal funds sold	23,480	(24,000)
Purchase of premises and equipment	(171)	(506)
Purchases of securities	(99,832)	(164,405)
Proceeds from sales, calls, maturities, and principal repayments of securities available for sale	128,039	113,071
Purchase of FHLB stock	—	(58)
Improvements made to other real estate owned	(19)	—
Proceeds from sale of other real estate owned	2,581	414
Proceeds from sale of premises and equipment	1	68
Net decrease in loans	15,961	5,892

Net cash provided (used) by investing activities	70,040	(69,524)

Cash flows from financing activities:
Net increase (decrease) in deposits	(78,959)	100,704
Net additions (repayments) of other borrowings	5,000	(10,000)
Decrease in repurchase agreements	(812)	(199)
Issuance of preferred stock	—	13,179
Cash dividends paid on preferred stock	(494)	(217)

Net cash provided (used) by financing activities	(75,265)	103,467

Net increase in cash and cash equivalents	3,368	34,164
Cash and cash equivalents at beginning of period	12,544	10,491

Cash and cash equivalents at end of period	$15,912	$44,655

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,139	$12,350

Non-cash investing and financing activities:
Change in fair value of securities available for sale, net of tax	$1,129	$(85)
Transfer of other real estate owned from loans receivable	$3,598	$5,220

See accompanying notes to financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(dollars in thousands)

	Preferred Stock		Discount on Preferred	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Stock	Shares	Amount	Capital	(Deficit)	Income	Equity
Balance, December 31, 2008	—	$—	$—	3,891,174	$19,456	$11,625	$4,067	$1,443	$36,591
Net loss	—	—	—	—	—	—	(1,352)	—	(1,352)
Other comprehensive loss	—	—	—	—	—	—	—	(85)	(85)

Total comprehensive loss	—	—	—	—	—	—	—	—	(1,437)

Stock based compensation expense	—	—	—	—	—	9	—	—	9
Vesting of restricted stock grants	—	—	—	6,000	30	(30)	—	—	—
Issuance of preferred stock and related common stock warrants	13,179,000	13,179	(1,414)	—	—	1,414	—	—	13,179
Expense of preferred stock issuance	—	—	—	—	—	(46)	—	—	(46)
Discount/accretion on preferred stock	—	—	108	—	—	—	(108)	—	—
Dividends accrued on preferred stock	—	—	—	—	—	—	(303)	—	(303)

Balance, September 30, 2009	13,179,000	$13,179	$(1,306)	3,897,174	$19,486	$12,972	$2,304	$1,358	$47,993

Balance, December 31, 2009	13,179,000	$13,179	$(1,245)	3,897,174	$19,486	$12,978	$300	$294	$44,992
Net loss	—	—	—	—	—	—	(341)	—	(341)
Other comprehensive income	—	—	—	—	—	—	—	1,129	1,129

Total comprehensive income	—	—	—	—	—	—	—	—	788

Stock based compensation expense	—	—	—	—	—	11	—	—	11
Discount/accretion on preferred stock	—	—	189	—	—	—	(189)	—	—
Dividends accrued on preferred stock	—	—	—	—	—	—	(494)	—	(494)

Balance, September 30, 2010	13,179,000	$13,179	$(1,056)	3,897,174	$19,486	$12,989	$(724)	$1,423	$45,297

See accompanying notes to financial statements.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the financial information included in these unaudited financial statements reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three- and nine-month periods ended September 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

NOTE 2. EARNINGS PER SHARE

Basic earnings (loss) per share represents income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. When applicable, the weighted average shares outstanding for the diluted earnings per share computations are adjusted to reflect the assumed conversion of shares available under stock options using the treasury stock method.

Earnings (loss) per share have been computed based on the following (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net income (loss) applicable to common stock	$(147)	$470	$(1,024)	$(1,763)

Weighted average number of common shares outstanding	3,897,174	3,897,174	3,897,174	3,893,350

Weighted average number of diluted common shares outstanding	3,897,174	3,901,735	3,897,174	3,893,350

Common stock options and common stock warrants - anti-dilutive	517,245	121,827	517,245	121,827

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

NOTE 3. INVESTMENT SECURITIES

The amortized cost, estimated fair values and carrying values of the investment securities portfolios at the indicated dates are summarized as follows (dollars in thousands):

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
Investment securities available for sale:
U.S. Government agency securities	$58,802	$1,312	$5	$60,109	$60,109
State and municipal securities	3,700	229	—	3,929	3,929
Corporate securities	962	34	—	996	996
Mortgage-backed securities	43,335	816	91	44,060	44,060

Total investment securities available for sale	106,799	2,391	96	109,094	109,094

Investment securities held to maturity:
Corporate securities	3,927	159	203	3,883	3,927

Total investment securities	$110,726	$2,550	$299	$112,977	$113,021

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
Investment securities available for sale:
U.S. Government agency securities	$98,617	$272	$577	$98,312	$98,312
State and municipal securities	5,840	269	4	6,105	6,105
Corporate securities	1,958	5	103	1,860	1,860
Mortgage-backed securities	29,247	596	10	29,833	29,833

Total investment securities available for sale	135,662	1,142	694	136,110	136,110

Investment securities held to maturity:
Corporate securities	3,894	131	202	3,823	3,894

Total investment securities	$139,556	$1,273	$896	$139,933	$140,004

NOTE 4. LOANS

The loan portfolio as of the dates indicated is summarized below (dollars in thousands):

	September 30, 2010	December 31, 2009
Real estate loans:
1-4 family residential	$76,782	$76,767
Commercial real estate	155,279	161,904
Construction and development	40,433	41,580
Home equity	30,620	30,775

Total real estate loans	303,114	311,026
Commercial business and other loans	59,972	75,762
Consumer loans	3,935	4,477

Total loans	367,021	391,265
Allowance for loan losses	(6,342)	(8,167)

Total loans, net	$360,679	$383,098

The changes in the allowance for loan losses for the nine-month periods indicated are as follows (dollars in thousands):

	September 30,	September 30,
	2010	2009
Beginning balance	$8,167	$6,308
Provision for loan losses	2,860	2,466
Loans charged-off	(4,843)	(2,777)
Recoveries of loans previously charged-off	158	200

Net chargeoffs	(4,685)	(2,577)

Ending balance	$6,342	$6,197

Information with respect to non-homogeneous loans that were determined to be impaired as of the dates indicated is summarized as follows (dollars in thousands):

	September 30,	December 31,
	2010	2009
Impaired loans determined to not require specific allowances	$13,659	$6,313
Impaired loans on which specific allowances have been provided	13,025	11,278
Specific allowances provided on impaired loans	2,480	4,011

Troubled debt restructurings (TDR) are a subset of impaired loans and totaled $18.6 million at September 30, 2010. There were no loans categorized as TDRs at September 30, 2009.

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

The Company’s risk of loss related to unfunded loan commitments and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table presents a summary of outstanding financial instruments whose contract amounts represent credit risk as of September 30, 2010 (dollars in thousands):

Unfunded loan commitments	$38,471
Financial standby letters of credit	2,477

Total unused commitments	$40,948

Following the termination of his employment on May 12, 2010, the Company’s former Chief Financial Officer, who also served as the Bank’s Executive Vice Chairman and Chief Operating Officer, and as a director of the Company and the Bank, instituted a lawsuit against the Bank and several individuals on May 14, 2010, as described under Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. Based on the advice of outside counsel, the Company believes that the claims against the Bank will not result in a material loss and the Bank is vigorously defending the lawsuit.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Unrealized holding gains on securities available for sale	$46	$1,742	$2,204	$1,029
Reclassification adjustment for gains realized in net income	(178)	(1,246)	(368)	(1,341)

Net unrealized holding gains (losses) on securities available for sale	(132)	496	1,836	(312)
Income tax effect	51	(84)	(707)	227

Other comprehensive income (loss), net of income tax effect	$(81)	$412	$1,129	$(85)

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

ASC 740 - Accounting for Uncertainty in Income Taxes - ASC 740 states that a company should evaluate the certainty that a tax position taken will be sustained upon examination. If the Company should determine upon evaluation that a position is likely to not be upheld then the institution is responsible for its recognition on the financial statements. The Company adopted this standard on January 1, 2008 with no material impact on the consolidated financial statements.

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

ASC 320 - Recognition and Presentation of Other-than-Temporary Impairments - was issued in April 2009. These statements amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make it more operational and to enhance the presentation and disclosure of other-than-temporary impairments in the financial statements. These statements clarify the factors that should be used to determine whether an other-than-temporary impairment has occurred and require a more detailed risk-oriented breakdown of major security types. These statements were effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted these standards June 30, 2009 with no material impact on the consolidated financial statements.

NOTE 8. FAIR VALUE

Generally accepted accounting principles require that companies measure and record certain assets and liabilities at fair value and record any adjustments to the fair value of those assets. Securities are recorded at fair value on a recurring basis while other assets, such as impaired loans, are recorded at fair value on a non-recurring basis.

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

The following table summarizes the Company’s assets measured at fair value at the dates indicated (dollars in thousands):

	At September 30, 2010
	Total	Level 1	Level 2	Level 3

Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$60,109	$—	$60,109	$—
Mortgage-backed	44,060	—	44,060	—
State and municipals	3,929	—	3,929	—
Corporate	4,879	—	4,879	—
Assets valued on a non-recurring basis
Impaired loans	24,204	—	24,204	—
Other real estate owned	8,571	—	8,571	—

Total	$145,752	$—	$145,752	$—

	At December 31, 2009
	Total	Level 1	Level 2	Level 3

Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$98,312	$—	$98,312	$—
Mortgage-backed	29,833	—	29,833	—
State and municipals	6,105	—	6,105	—
Corporate	5,683	—	5,683	—
Assets valued on a non-recurring basis
Impaired loans	13,509	—	13,509	—
Other real estate owned	8,233	—	8,233	—

Total	$161,675	$—	$161,675	$—

NOTE 9. BORROWED FUNDS

A summary of the Company’s outstanding borrowings and the annual rate of interest currently payable on each category is presented in the following table at the dates indicated (dollars in thousands):

	September 30, 2010		December 31, 2009
	Outstanding	Annual	Outstanding	Annual
	Balance	Interest Rate	Balance	Interest Rate

Securities sold under overnight repurchase agreements	$870	0.15%	$1,682	0.53%
Securities sold under term repurchase agreements	45,000	4.38	45,000	4.38
Federal Home Loan Bank advances	20,000	1.24	15,000	3.15
Trust preferred securities	5,155	3.20	5,155	3.20
Subordinated debt	2,700	4.00	2,700	4.00

Total borrowed funds	$73,725	3.38%	$69,537	3.92%

The Bank engages from time-to-time in federal funds purchases from upstream correspondent institutions to meet temporary funding needs. There were none of these transactions outstanding at the close of either period presented in the above table.

The Bank had a total of $45.0 million of borrowings in the form of securities sold under term repurchase agreements that were entered into during 2008. These borrowings are secured by marketable investment securities equal to approximately 109.5% of the principal balances outstanding plus accrued interest and the value of an imbedded interest rate cap. The following table contains certain pertinent information with respect to these agreements at September 30, 2010 (dollars in thousands):

	Outstanding	Annual	Final	Beginning
	Principal	Effective	Maturity	Quarterly	Collateral
	Balance	Interest Rate	Date	Call Dates	Requirement
Agreement dated 7/8/2008	$25,000	4.85%	7/8/2018	7/8/2013	$33,669
Agreement dated 8/20/2008	20,000	3.78	8/20/2015	8/20/2011	23,380

Total	$45,000	4.38%			$57,049

The Bank utilizes borrowings from the Federal Home Loan Bank (“FHLB”) as a source of liquidity. At September 30, 2010, the FHLB had advances totaling $20.0 million outstanding to the Bank. All of the FHLB advances are secured by the Bank’s qualifying real estate loans. The following table contains a summary of the more significant terms of these borrowings at September 30, 2010 (dollars in thousands):

	Outstanding	Annual	Final
	Principal	Effective	Maturity
	Balance	Interest Rate	Date
Advance dated 3/17/2008	$10,000	2.21%	03/18/13
Advance dated 2/16/2010	10,000	0.28	02/16/12

Total	$20,000	1.24%

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

NOTE 10. STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company has 3.0 million shares of preferred stock authorized. There were 13,179 shares of preferred stock issued and outstanding with a $1,000 per share liquidation preference on September 30, 2010 and December 31, 2009. All of the shares were issued on April 17, 2009 in connection with the U.S. Treasury’s TARP Capital Purchase Program.

Common Stock:

The Company has 15.0 million shares of $5 par value common stock authorized. There were 3,897,174 shares of common stock issued and outstanding at September 30, 2010 and December 31, 2009.

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

CHANGES IN FINANCIAL CONDITION

Total Assets

At September 30, 2010, total assets were $535.5 million, a decrease of 12.3% compared to $610.4 million at December 31, 2009. The asset decline was primarily the result of reductions in rate sensitive deposits, mainly special rate money market deposits, which were funded by reductions in discretionary assets (investment securities, federal funds sold, and interest-bearing deposits in banks), as well as reductions in the loan portfolio.

Investment Securities

Investment securities totaled $113.0 million at September 30, 2010, compared to $140.0 million at December 31, 2009. The decline was a result of the planned reduction in discretionary assets referred to above. A summary of the Company’s investment securities holdings by major category at September 30, 2010 and December 31, 2009 is included in Note 3 of “Notes to Consolidated Financial Statements”.

Loans and Allowance for Loan Losses

At September 30, 2010, the loan portfolio totaled $367.0 million and represented 68.5% of total assets compared to $391.3 million or 64.1% of total assets at December 31, 2009. Total loans at September 30, 2010 decreased $24.3 million or 6.2% from December 31, 2009. The decrease in loans outstanding in the period is the result of principal repayments in excess of new loans originated due to slower loan demand under the current economic conditions. Real estate loans, including commercial real estate, constituted approximately 80% of the loan portfolio, and commercial business and other loans comprised approximately 20% of the total loan portfolio at both September 30, 2010 and December 31, 2009.

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

The allowance for loan losses at September 30, 2010, amounted to $6.3 million, a decrease of $1.9 million, or 22.3% from December 31, 2009. This is primarily the result of $4.6 million in net charge-offs against the total loss allowance related to loans for which specific allowances previously had been established and which were determined to be impaired during the nine-month period, while we recorded only $130,000 in net charge-offs against the general loss allowance in the nine-month period. As a result of decreasing loans, the general allowance also decreased $295,000 during the nine-month period since December 31, 2009. While the Company has not participated in “subprime” lending activities, we have been affected by the economic downturn in our markets. We continue to work with our customers with troubled credit relationships to the extent that it is reasonably possible.

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

The following table summarizes information regarding our nonaccrual loans, other real estate owned, and 90-day and over past due loans as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010	December 31, 2009
Loans accounted for on a nonaccrual basis:
Real estate loans:
1-4 family residential	$1,848	$2,971
Commercial real estate	5,111	1,606
Construction and development	1,321	1,488

Total real estate loans	8,280	6,065
Commercial business and other loans	3,197	3,151
Consumer loans	157	8

Total nonaccrual loans	11,634	9,224
Accruing loans which are contractually past due 90 days or more	—	—

Total nonperforming loans	11,634	9,224
Other real estate owned	8,571	8,233

Total nonperforming assets	$20,205	$17,457

Total nonperforming loans as a percentage of loans	3.17%	2.36%
Allowance for loan losses as a percentage of total nonperforming loans	54.51%	88.54%
Allowance for loan losses as a percentage of total loans	1.73%	2.09%
Total nonperforming assets as a percentage of loans and other real estate owned	5.38%	4.37%
Total nonperforming assets as a percentage of total assets	3.77%	2.86%

Deposits

The Company’s deposit services include business and individual checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRA deposits and certificates of deposit. At September 30, 2010, total deposits were $415.0 million compared to $493.9 million at December 31, 2009. The September 30, 2010 amount represents a decrease of 16.0% from December 31, 2009 and was the result of a reduction in interest-sensitive deposits, mainly money market accounts that were opened during a special promotion which began in July 2008 and offered a guaranteed rate through June 2009. While the Company’s overall deposits have decreased noticeably during the nine-month period of 2010, the mix of deposits has also changed toward a more cost effective source of funds. At September 30, 2010, money market deposits comprised 27.6% of total deposits compared to 45.5% at December 31, 2009 and, although brokered deposits decreased by $3.2 million, they were 16.3% of total deposits at September 30, 2010 compared to 14.4% at December 31, 2009.

The following table presents a breakdown of our deposit base at September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010	December 31, 2009
Noninterest bearing demand deposits	$35,531	$36,418
Interest checking deposits	32,768	34,614
Savings deposits	12,448	11,042
Money market deposits	114,334	224,499
Customer time deposits	152,110	116,370
Brokered certificates of deposit	67,767	70,974

Total deposits	$414,958	$493,917

Time deposits $100,000 or more:
Brokered certificates of deposit	$67,767	$70,974
Customer time deposits issued in denominations of $100,000 or more	70,233	44,939

Total time deposits issued in denominations of $100,000 or more	$138,000	$115,913

As a percent of total deposits:
Noninterest bearing demand deposits	8.56%	7.37%
Interest checking deposits	7.90	7.01
Savings deposits	3.00	2.24
Money market deposits	27.55	45.45
Customer time deposits	36.66	23.56
Brokered certificates of deposit	16.33	14.37

Total time deposits issued in denominations of $100,000 or more	33.26	23.47

Liquidity

Liquidity management is the process of managing assets and liabilities, as well as their maturities, to ensure adequate funding for loan and deposit activities, as well as continued growth of the Company. Sources of liquidity come from both balance sheet and off-balance sheet sources. We define balance sheet liquidity as the relationship that net liquid assets have to unsecured liabilities. Net liquid assets are the sum of cash and cash items, less required reserves on demand and interest checking deposits, plus demand deposits due from banks, plus temporary investments, including federal funds sold, plus the fair value of investment securities, less collateral requirements related to public funds on deposit and repurchase agreements. Unsecured liabilities are equal to total liabilities less required cash reserves on noninterest-bearing demand deposits and interest checking deposits less the outstanding balances of all secured liabilities, whether secured by liquid assets or not. We consider off-balance sheet liquidity to include unsecured federal funds lines from other banks and loan collateral which may be used for additional advances from the Federal Home Loan Bank. As of September 30, 2010 our balance sheet liquidity ratio (net liquid assets as a percent of unsecured liabilities) amounted to 15.1% and our total liquidity ratio (balance sheet plus off-balance sheet liquidity) was 17.4%.

In addition, we have the ability to borrow $10.0 million from the discount window of the Federal Reserve, as well as lines from correspondent banks of $5.0 million unsecured and $14.0 million subject to our pledge of marketable securities, which could be used for temporary funding needs. We also have the ability to borrow from the Federal Home Loan Bank on similar terms. While we consider these arrangements sources of back-up funding, we do not consider them as liquidity sources because they require our pledge of liquid assets as collateral. We regularly borrow from the Federal Home Loan Bank as a normal part of our business. These advances, which totaled $20.0 million at September 30, 2010, are secured by various types of real estate-secured loans. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at September 30, 2010 is adequate to meet its operating needs.

Interest Rate Sensitivity

Fluctuating interest rates, increased competition, and changes in the regulatory environment continue to significantly affect the importance of interest rate sensitivity management. Rate sensitivity arises when interest rates on assets change in a different period of time or in a different proportion to interest rates on liabilities. The primary objective of interest rate sensitivity management is to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. The Company uses an asset/liability simulation model to project potential changes to the Company’s net interest margin, net income, and economic value of equity based on simulated changes to market interest rates, namely the prime rate. Our goal is to maintain an interest rate sensitivity position as close to neutral as practicable whereby little or no change in interest income would occur as interest rates change. On September 30, 2010, we were cumulatively liability sensitive for the next twelve months, which means that our interest bearing liabilities would reprice more quickly than our interest bearing assets. Theoretically, our net interest margin will decrease if market interest rates rise or increase if market interest rates fall. However, the repricing characteristic of assets is different from the repricing characteristics of funding sources. Therefore, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

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

As previously disclosed, the Company and the Bank’s Boards of Directors have entered into informal agreements with their respective banking regulators which, among other things, require that the Bank maintain capital levels in excess of normal regulatory minimums, including a Leverage Capital Ratio of not less than 7.5% and risk-based capital ratios at least at “well capitalized” levels, and that the Company and the Bank seek the approval of their respective regulators prior to the payment of any cash dividend.

On September 30, 2010, the Company’s Tier 1 and Total risk-weighted Capital Ratios were 10.56% and 12.43%, respectively, which were well above the minimum levels required by regulatory guidelines. At September 30, 2010, the Company’s Leverage Capital Ratio was 8.57%, which was also well above the minimum level required by the regulatory guidelines. On September 30, 2010, the Bank’s Tier 1 and Total risk-weighted Capital Ratios were 10.96% and 12.22%, respectively, both well above the minimum levels required by regulatory guidelines. On September 30, 2010, the Bank’s leverage ratio was 8.90%, in compliance with the level specified in the above referenced informal agreement with bank regulators. Banks and bank holding companies are placed into one of four capital categories based on the above three separate capital ratios. The four categories are “well-capitalized,” “adequately capitalized,” “under-capitalized” and “critically under-capitalized.” The Company and the Bank are both considered “well-capitalized” as of September 30, 2010.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 and 2009

Overview. For the three months ended September 30, 2010, the Company incurred a net loss available to common shareholders of $147,000, or $0.04 per common share. This compares to a net income of $470,000, or $0.12 per common share, for the three months ended September 30, 2009. When the gains on sale of investment securities are excluded in each of the third quarters, the third quarter of 2010 would have been an improvement in comparison to the third quarter of 2009. The third quarters in each of the past two years were affected by credit losses related to the extended economic downturn that were at levels well above those we experienced prior to 2008.

Net Interest Income. The Company’s net interest income for the three months ended September 30, 2010 totaled $4.1 million, which is almost identical to net interest income realized in the third quarter of 2009. Net interest income remained flat due to the net result of a $1.6 million decline in interest income brought about by lower volume and declining yields on earning assets, offset by a $1.6 million decline in interest expense primarily attributable to a decrease in interest expense on deposits resulting from a decline in interest rates and declines in the balances of money market accounts and brokered certificates of deposit. Net interest margin increased 62 basis points from 2.73% in the third quarter of 2009 to 3.35% in the third quarter of 2010.

Provision for Loan Losses. The loan loss provision amounted to $858,000 for the quarter ended September 30, 2010, a decrease of $188,000, or 18.0%, from the $1,046,000 provision recorded in the comparable quarter of 2009. Net charge-offs totaled $1.7 million in the third quarter of 2010 compared to $1.6 million in the third quarter of 2009.

Noninterest Income. Noninterest income totaled $589,000 (including $178,000 in gains on sale of investment securities) for the three months ended September 30, 2010 compared to $1,715,000 (including $1,246,000 in gains on sale of investment securities) for the comparable three-month period of 2009. Noninterest income includes customer service charges on deposit accounts, bank owned life insurance, and gains on investment securities. Excluding gains on sale of investment securities, noninterest income remained relatively flat for the three months ended September 30, 2010 and 2009.

Noninterest Expenses. Noninterest expenses totaled $3.8 million for the three months ended September 30, 2010 and 2009. Noninterest expenses affecting overhead cost were: (1) salaries and benefits, which increased $75,000 as a result of transferring an administrative function from an external provider to in-house employees; (2) FDIC insurance assessment, which decreased $62,000 due to the reduction in deposits; and (3) data processing expense, which decreased $120,000 due to a core system conversion in the third quarter of 2009.

Income Taxes. The Company accrued an income tax benefit of $31,000 for the three months ending September 30, 2010 compared to an income tax expense of $137,000 for the third quarter of 2009. The tax benefit was a result of the Company’s loss for the three months ended September 30, 2010 and the tax expense was a result of the Company’s taxable income for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 and 2009

Overview. For the nine months ended September 30, 2010, the Company incurred a net loss available to common shareholders of $1.0 million, or $0.26 per common share. This compares to a net loss of $1.8 million, or $0.45 per common share for the nine months ended September 30, 2009. The losses realized in the first nine months in each of the past two years stem from the extended economic downturn which has led to credit losses well above the levels we experienced prior to 2008.

Net Interest Income. The Company’s net interest income for the nine months ended September 30, 2010 totaled $12.6 million, an increase of $2.3 million, or 22.3%, over the $10.3 million in net interest income realized in the comparable period of 2009. The increase was the net result of a $4.0 million decline in interest income brought about by lower volume and declining yields on earning assets being more than offset by a $6.3 million decline in interest expense primarily attributable to a decrease in interest expense on deposits resulting from a decline in interest rates and declines in the balances in money market accounts and brokered certificates of deposit. Net interest margin increased 87 basis points from 2.43% for the nine-month period of 2009 to 3.30% in the nine-month period of 2010.

Provision for Loan Losses. The loan loss provision amounted to $2.9 million for the nine months ended September 30, 2010, an increase of $394,000, or 16.0%, from the $2.5 million provision recorded in the comparable period of 2009. Net charge-offs totaled $4.7 million in the first nine months of 2010 compared to $2.7 million in the first nine months of 2009.

Noninterest Income. Noninterest income totaled $1.6 million for the nine months ended September 30, 2010 compared to $2.7 million for the comparable period of 2009. The decrease was substantially the result of higher levels of gains realized on the sale of investment securities available-for-sale during the previous year’s nine-month period.

Noninterest Expenses. Noninterest expenses totaled $12.1 million for the nine months ended September 30, 2010 compared to $12.8 million for the same period in 2009, a decrease of $707,000 or 5.5%. The primary source of this decrease was reduction in other real estate owned expenses and valuation provisions of $698,000 compared to the same nine-month period of 2009. Other noninterest expenses affecting overhead cost were: (1) salaries and benefits, which increased $441,000 as a result of funding our employees’ Health Savings Accounts for all of 2010 in the first quarter, benefit payments to terminated employees, and transferring an administrative function from an external provider to in-house employees; (2) FDIC insurance assessment, which decreased $215,000 due to the reduction in deposits; and (3) data processing expense, which decreased $178,000 due to a core system conversion in the third quarter of 2009.

Income Taxes. The Company accrued an income tax benefit of $400,000 for the nine months ending September 30, 2010 compared to an income tax benefit of $976,000 for the comparable period of 2009. The tax benefit was a result of the Company’s loss for the nine months ended September 30, 2010 and 2009.

DISCLOSURES ABOUT FORWARD LOOKING STATEMENTS

Statements in this Report relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors which include, but are not limited to, factors discussed in our Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission from time to time. Copies of those reports are available directly through the SEC’s Internet website at www.sec.gov. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “ feels,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Factors that could influence the accuracy of forward-looking statements include, but are not limited to (a) pressures on our earnings, capital and liquidity resulting from current and future conditions in the credit and capital markets, (b) continued or unexpected increases in nonperforming loans and credit losses in our loan portfolio, (c) continued adverse conditions in the economy and in the real estate market in our banking markets (particularly those conditions that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of collateral that secures our loans), (d) the financial success or changing strategies of our customers, (e) actions of government regulators, or change in laws, regulations or accounting standards, that adversely affect our business, (f) changes in the interest rate environment and the level of market interest rates that reduce our net interest margins and/or the values of loans we make and securities we hold, and changes in general economic conditions and real estate values in our banking market (particularly changes that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of loan collateral), (g) changes in competitive pressures among depository and other financial institutions or in our ability to compete effectively against other financial institutions in our banking markets, and (h) other developments or changes in our business that we do not expect. Although we believe that the expectations reflected in the forward-looking statements included in this Report are reasonable, they represent our management’s judgments only as of the date they are made, and we cannot guarantee future results, levels of activity, performance or achievements. As a result, readers are cautioned not to place undue reliance on these forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this paragraph. We have no obligation, and do not intend, to update these forward-looking statements.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are provided with this report.

10.01	Landis Savings Bank, SSB Directors’ Retirement Plan (filed herewith)

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (furnished herewith)

31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) (furnished herewith)

32.01	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: November 15, 2010	By:	/s/ Stephen R. Talbert
Stephen R. Talbert
President and Chief Executive Officer

Date: November 15, 2010	By:	/s/ Eric E. Rhodes
Eric E. Rhodes
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.01	Landis Savings Bank, SSB Directors’ Retirement Plan (filed herewith)

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (furnished herewith)

31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) (furnished herewith)

32.01	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)