Form 10-K
period 2010-12-31
Bank of the Carolinas CORP
filed 2011-03-30
CIK 1365997

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity), as of the last business day of the Registrant’s most recently completed second fiscal quarter was $13.5 million (based on the closing price of such stock as of June 30, 2010).

On March 30, 2011, the number of outstanding shares of Registrant’s common stock was 3,897,174.

Documents Incorporated by Reference

BANK OF THE CAROLINAS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

PART I

In this Report, the terms “we,” “us,” “our” and similar terms refer to Bank of the Carolinas Corporation separately and, as the context requires, on a consolidated basis with our banking subsidiary, Bank of the Carolinas. Bank of the Carolinas is sometimes referred to separately as the “Bank.”

ITEM 1. DESCRIPTION OF BUSINESS

General

Bank of the Carolinas Corporation (the “Company”) was formed in 2006 to serve as a holding company for Bank of the Carolinas (the “Bank”). The Company is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the bank holding company laws of North Carolina. The Company’s office is located at 135 Boxwood Village Drive, Mocksville, North Carolina 27028. The Company’s primary business activity consists of directing the activities of the Bank.

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

The Bank’s primary market area is in the Piedmont region of North Carolina where we are engaged in general commercial banking primarily in Davie, Randolph, Rowan, Cabarrus, Davidson, Forsyth and Stokes Counties. The Bank’s main office is located at 135 Boxwood Village Drive in Mocksville, North Carolina. Our main office in Mocksville and our Advance office are located in Davie County. Our other offices are located in Asheboro (Randolph County), Cleveland and Landis (Rowan County), Harrisburg and Concord (Cabarrus County), Lexington (Davidson County), King (Stokes County) and Winston-Salem (Forsyth County).

See Item 6. Selected Financial Data, for a summary of operations, selected year-end assets and liabilities, ratios and per share data for December 31, 2006 through 2010 and the years then ended.

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

The underwriting standards that we employ for loans include an evaluation of various factors, including but not limited to a loan applicant’s income, cash flow, payment history on other debts and an assessment of ability to meet existing obligations including payments on any proposed loan. Though creditworthiness of the applicant is a primary consideration within the loan approval process, we take collateral (particularly real estate) whenever it is available. This is done without regard to loan purpose. In the case of secured loans, the underwriting process includes an analysis of the value of the proposed collateral. The analysis is conducted in relation to the proposed loan amount. Consideration is given to the value of the collateral, the degree to which the value is ascertainable with any certainty, the marketability of the collateral in the event of default, and the likelihood of depreciation in the collateral value.

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

For additional information regarding loss experience, our allowance for loan losses and problem assets, see Table II. Summary of Loan Loss Experience, Table III. Allocation of Allowance for Loan Losses, and Table IV. Nonperforming Assets in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Investment Portfolio

On December 31, 2010, our investment portfolio consisted of U.S. government agency securities, state and municipal obligations, mortgage-backed securities issued by FNMA, GNMA and FHLMC and corporate obligations. Our securities are classified as both “held to maturity” and “available for sale.” We analyze their performance monthly and carry the available for sale securities on our books at their fair market values while carrying the held to maturity securities at their amortized cost. For additional analysis of investment security balances by type and maturities and average yields by security type, see Table V. Investment Securities and Table VI. Investment Securities in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. For additional information regarding appreciation and depreciation by security type, and information relating to Other Than Temporary Impairment, see Note 2. Investment Securities in our Consolidated Financial Statements under Item 8.

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

Employees

On December 31, 2010, we had approximately 108 full-time equivalent employees (including our executive officers). We are not party to any collective bargaining agreement with our employees, and we consider our relations with our employees to be good.

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

Bank holding companies may elect to be regulated as “financial holding companies” if all their financial institution subsidiaries are and remain well capitalized and well managed as described in the FRB’s regulations and have a satisfactory record of compliance with the Community Reinvestment Act. In addition to the activities that are permissible for bank holding companies, financial holding companies are permitted to engage in additional activities that are determined by the FRB, in consultation with the Secretary of the Treasury, to be financial in nature or incidental to a financial activity, or that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions, or the financial system generally, as determined by the FRB. We have not elected to become a financial holding company.

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

Regulation of the Bank.    The Bank is a FDIC-insured, North Carolina-chartered bank. Its deposits are insured under the FDIC’s Deposit Insurance Fund (“DIF”), and it is subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the North Carolina Commissioner of Banks (the “Commissioner”). The FDIC and the Commissioner are its primary federal and state banking regulators. The Bank is not a member bank of the Federal Reserve System.

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

Dodd–Frank Wall Street Reform and Consumer Protection Act.    On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States. The Dodd-Frank Act includes, among other things:

•	the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation between federal agencies;

•

the creation of a Bureau of Consumer Financial Protection authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank financial companies;

•	the establishment of strengthened capital and prudential standards for banks and bank holding companies;

•	enhanced regulation of financial markets, including derivatives and securitization markets;

•	the elimination of certain trading activities by banks;

•

a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 per account, an extension of unlimited deposit insurance on qualifying noninterest-bearing transaction accounts, and an increase in the minimum deposit insurance fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits;

•

amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations; and

•	new disclosure and other requirements relating to executive compensation and corporate governance.

Although the Dodd-Frank Act has been signed into law, a number of provisions remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict the extent to which the Dodd-Frank Act or the forthcoming rules and regulations will impact our business. However, we believe that certain aspects of the new legislation, including, without limitation, the additional cost of higher deposit insurance coverage and the costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

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

The following table lists our and the Bank’s capital ratios at December 31, 2010. We have entered into informal agreements with our banking regulators which are described in Note 10 to our audited financial statements included in Item 8 of this Report. The agreements require that the Bank maintain capital levels in excess of statutory minimums, including a leverage capital ratio of not less than 7.5% and other ratios at least at “well capitalized” levels.

	Minimum required ratios	Required ratios to be considered “Well capitalized”	The Company’s capital ratios	The Bank’s capital ratios
Leverage Capital Ratio (Tier 1 Capital to fourth quarter average assets)	4.0%	5.0%	7.79%	8.17%
Tier 1 Capital Ratio (Tier 1 Capital to risk- weighted assets)	4.0%	6.0%	9.63%	10.09%
Total Capital Ratio (Total Capital to risk- weighted assets)	8.0%	10.0%	11.51%	11.35%

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

Reserve Requirements.    Under the FRB’s regulations, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $10.7 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $10.7 million and $48.1 million, and reserves equal to 10.0% must be maintained on aggregate balances in excess of $48.1 million. The FRB may adjust these percentages from time to time. Because the Bank’s reserves are required to be maintained in the form of vault cash or in an account at a Federal Reserve Bank or with a qualified correspondent bank, one effect of the reserve requirement is to reduce the amount of our assets that are available for lending and other investment activities.

Deposit Insurance.    The Bank’s deposits are insured up to limits set by the Deposit Insurance Fund (the “DIF”) of the FDIC. The DIF was formed on March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act established a range of 1.15% to 1.50% within which the FDIC may set the Designated Reserve Ratio (the “reserve ratio” or “DRR”). The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DIF reserve ratio to 1.35%, and removed the upper limit of 1.50%. In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed a comprehensive, long-range plan for management of the DIF. As part of this comprehensive plan, the FDIC has adopted a final rule to set the DRR at 2.0%.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted and temporarily raised the standard limit of FDIC insurance coverage from $100,000 to $250,000 per depositor. On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the standard maximum deposit insurance amount (SMDIA) to per depositor through December 31, 2013. On July 21, 2010, the Dodd-Frank Act permanently increased FDIC insurance coverage to $250,000 per depositor.

The FDIC imposes a risk-based deposit insurance premium assessment on member institutions in order to maintain the DIF. This assessment system was amended by the Reform Act and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Dodd-Frank Act changed the methodology for calculating deposit insurance assessments from the amount of an insured institution’s domestic deposits to its total assets minus tangible capital. On February 7, 2011, the FDIC issued a new regulation implementing these revisions to the assessment system. The regulation will be effective April 1, 2011.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the banking system. The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt named the Debt Guarantee Program, and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC insured institutions named the Transaction Account Guarantee Program (“TAG”). All newly-issued senior unsecured debt will be charged an annual assessment of up to 100 basis points (depending on term) multiplied by the amount of debt issued and calculated through the date of that debt or June 30, 2012, whichever is earlier. The Bank elected to opt out of the Debt Guarantee Program and elected to participate in the TAG Program. On August 26, 2009, the FDIC adopted a final rule extending the TAG portion of the TLGP for six months through June 30, 2010 and it was extended again through December 31, 2010. The Bank elected to continue to participate in the TAG Program through December 31, 2010. On July 21, 2010, the Dodd-Frank Act extended unlimited FDIC insurance coverage to noninterest-bearing transaction deposit accounts. It does not apply to accounts earning any level of interest with the exception of Interest on Lawyers’ Trust Accounts (“IOLTA”) accounts. This unlimited FDIC insurance coverage is applicable to all applicable deposits at any FDIC-insured financial institution. Therefore, there is no additional FDIC insurance surcharge related to this coverage after December 31, 2010.

During 2009, the FDIC took several measures aimed at replenishing the DIF. On May 22, 2009, the FDIC imposed a 5 basis point special assessment on each insured institution’s assets minus Tier 1 capital as of June 30, 2009. On November 17, 2009, the FDIC voted to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, as well as all of 2010, 2011, and 2012. For purposes of determining the prepayment, the FDIC used an institution’s assessment rate in effect on September 30, 2009.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

The Dodd-Frank Act allows national and state banks to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state.

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

Federal Banking Agency Guidance on Executive Compensation.    In July 2010, the federal banking agencies issued guidance which applies to all banking organizations supervised by the agencies. Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

Small Business Lending Fund.    In September 2010, the Small Business Lending Fund Program (“SBLF”) was created by the Small Business Jobs Act of 2010. Under the SBLF, the U.S. Treasury may invest in preferred stock and other debt instruments issued by financial institutions. To be eligible, an institution must have total assets of $10 billion or less. An institution between $1 billion and $10 billion may apply for up to 3% of its total risk-weighted assets as long as it is otherwise eligible. An institution with assets of $1 billion or less may apply for up to 5% of its total risk-weighted assets as long as it is otherwise eligible. The U.S. Treasury must consult with the institution’s regulators to determine if the institution should receive the investment. Institutions on the FDIC’s problem bank list as of, or within 90 days prior to, the date of the application, are ineligible to participate in the program.

Treasury’s investment must be repaid within 10 years. While the investment is outstanding, the rate at which dividends are payable varies between 1% and 7%, with an initial rate of 5%, and is wholly dependent upon the amount of increase in the bank’s quarterly small business lending following Treasury’s capital investment. If the amount of small business lending does not increase within 2 years, the dividend rate increases to 7%. If Treasury’s investment is not redeemed on or before 4 1/2 years following its investment, the dividend rate increases to 9%.

The application for participation in the SBLF along with a business plan for increasing small business lending must be submitted to the Treasury and the institution’s primary federal regulator prior to March 31, 2011. The Company has not yet determined whether it will submit an application for participation in the SBLF. If the Company chooses to submit an application and it is accepted, there is uncertainty as to whether the Bank will be able to increase the level of small business lending in order to qualify for a reduced level of dividend payments. There is also uncertainty as to the capital treatment of any funds received under the SBLF due to conflicts in capital treatment under the Dodd-Frank Act and the proposed Basel III rules. Further, Treasury could change the rules regarding participation in the SBLF at any time.

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

There has been significant disruption and volatility in the financial and capital markets since 2007. The financial services industry in particular has suffered unprecedented disruption, causing a number of institutions to fail or require government intervention to avoid failure. These conditions were largely the result of the erosion of the U.S. and global credit markets, including a significant and rapid deterioration in the mortgage lending and related real estate markets. Dramatic declines in the housing markets over the past three years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on us and others in the financial institutions industry. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally, will improve significantly in the near term, in which case we could continue to experience losses, write-downs of assets, further impairment charges of investment securities and capital and liquidity constraints or other business challenges. A further deterioration in local economic conditions, particularly within our geographic regions and markets, could drive losses beyond that which is provided for in our allowance for loan losses. We may face the following risks in connection with these events:

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

•

The processes we use to estimate allowance for loan losses and reserves may no longer be reliable because they rely on our complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

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

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law. EESA authorized Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program, or “TARP.” The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury has allocated $250 billion towards the TARP Capital Purchase Program. Under that program, Treasury has purchased equity securities from participating institutions, including the Company.

In February 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted containing additional provisions designed to support the national economy and aid in economic recovery. The provisions of EESA and ARRA are in addition to numerous other actions by the Federal Reserve, Treasury, the FDIC, the SEC and others to address the current decline in the national economy and liquidity and credit crisis that commenced in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

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

The Dodd-Frank Act may adversely impact the Company’s results of operations, financial condition, or liquidity.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States. The Dodd-Frank Act includes, among other things:

•	The creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation between federal agencies;

•

The creation of a Bureau of Consumer Financial Protection authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank financial companies;

•	The establishment of strengthened capital and prudential standards for banks and bank holding companies;

•	Enhanced regulation of financial markets, including derivatives and securitization markets;

•	The elimination of certain trading activities by banks;

•

A permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 per account, an extension of unlimited deposit insurance on qualifying noninterest-bearing transaction accounts, and an increase in the minimum deposit insurance fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits;

•

Amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations; and

•	New disclosure and other requirements relating to executive compensation and corporate governance

Although the Dodd-Frank Act has been signed into law, a number of provisions remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict the extent to which the Dodd-Frank Act or the forthcoming rules and regulations will impact the business of the Company and the Bank. However, we believe that certain aspects of the new legislation, including, without limitation, the additional cost of higher deposit insurance coverage and the costs of compliance with disclosure and reporting requirements and examinations could have an impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

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

We have experienced increases in the levels of non-performing assets and loan charge-offs in recent periods. For additional information regarding loss experience, our allowance for loan losses and problem assets, see Table II. Summary of Loss Experience, Table III. Allocation of Allowance for Loan Losses and Table IV. Nonperforming Assets in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additional increases in our non-performing assets or loan charge-offs may require it to increase its allowance for loan losses, which would have an adverse effect upon our future results of operations.

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

The FDIC has adopted rules aimed at placing additional monitoring and management controls on financial institutions whose loan portfolios are deemed to have concentrations in commercial real estate (“CRE”). At December 31, 2010, our loan portfolio was less than the two thresholds established by the FDIC for CRE concentrations and for additional regulatory scrutiny. Indications from regulators are that strict limitations on the amount or percentage of CRE within any given portfolio are not expected, but, rather, that additional reporting and analysis will be required to document management’s evaluation of the potential additional risks of such concentrations and the impact of any mitigating factors. However, it is possible that regulatory constraints associated with these rules could adversely affect our ability to grow loan assets and thereby limit our overall growth. These rules also could increase the costs of monitoring and managing this component of our loan portfolio. Either of these eventualities could have an adverse impact on our operating results and financial condition.

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

Federal and state banking regulators require us to maintain adequate levels of capital to support our operations. In addition, in the future we may need to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. In that regard, a number of financial institutions recently have sought to raise considerable amounts of capital in response to deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. On December 31, 2010, our three capital ratios were above “well capitalized” levels under bank regulatory guidelines. However, as described in Note 10 to our audited financial statements included in Item 8 of this Report, our and the Bank’s Boards of Directors have entered into informal agreements with our respective banking regulators which, among other things, require that the Bank maintain capital levels in excess of the normal statutory minimums, including a Leverage Capital Ratio of not less than 7.5%, and other ratios at least at “well capitalized” levels. If those agreed-upon minimums are not met at the end of any quarter, the Bank’s Board of Directors is required to submit a plan to its banking regulators within 30 days detailing how such minimums are to be met. At December 31, 2010, the Bank’s Leverage Capital Ratio was 8.17%, which was above the minimum required.

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

The dividend rate on the preferred stock we sold under the TARP Capital Purchase Program will increase from 5.0% per annum to 9.0% per annum beginning in 2014. Depending on our financial condition at the time, this increase in the annual dividend rate could have a material negative effect on our liquidity and on our net income available to holders of our common stock.

Increases in FDIC insurance premiums and changes to deposit insurance assessment methodologies may adversely affect the Company’s financial condition.

During 2008 and continuing in 2010, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund. In addition, the FDIC instituted two temporary programs to further insure customer deposits at FDIC-insured banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and noninterest-bearing transaction accounts are currently fully insured (unlimited coverage). These programs have placed additional stress on the Deposit Insurance Fund. In order to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund, the FDIC has increased assessment rates of insured institutions. On November 12, 2009, the FDIC adopted a rule that required banks to prepay three years’ worth of estimated deposit insurance premiums by December 31, 2009. We are unable to control the amount of premiums that the Company is required to pay for FDIC insurance. The Dodd-Frank Act also imposes additional assessments and costs with respect to deposits, requiring the FDIC to impose deposit insurance assessments based on total assets rather than total deposits, as well as making permanent the increase of deposit insurance to $250,000 and providing for full insurance of non-interest bearing transaction accounts beginning December 31, 2010, for two years. For additional information regarding changes with respect to deposit insurance assessments, see Item 1. Business—Supervision and Regulation—Deposit Insurance. These announced increases, legislative and regulatory changes and any future increases or required prepayments of FDIC insurance premiums may adversely impact the Company’s financial condition. If there are additional bank or financial institution failures, or the cost of resolving prior failures exceeds expectations, the Company may be required to pay even higher FDIC premiums than the recently increased levels.

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

On December 31, 2010, we had a negative one-year cumulative interest sensitivity gap, which means that, during a one-year period, our interest-bearing liabilities generally would be expected to reprice at a faster rate than our interest-earning assets.

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

We receive substantially all of our revenue as dividends from the Bank. As described under the caption Item 1. Business—Supervision and Regulation, federal and state regulations limit the amount of dividends that the Bank may pay to us, and our and the Bank’s Boards of Directors have entered into informal agreements with our respective banking regulators which require that we and the Bank obtain the consent of our regulators before we may pay any cash dividends. If the Bank becomes unable to pay dividends to us, then we may not be able to service our debt, pay our other obligations or pay dividends on our common stock and on the preferred stock we sold to the U.S. Treasury under the TARP Capital Purchase Program. Accordingly, our inability to receive dividends from the Bank could also have a material adverse effect on our business, financial condition and results of operations and the value of our common stock.

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

In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the preferred stock we sold to the U.S. Treasury. In February 2011, the Company notified the Treasury of its intent to defer the payment of its regular quarterly cash dividend on its Series A Preferred Stock sold to the Treasury. These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. We did not declare any dividends on our common stock in 2010 and we are not required to do so. Our Board of Directors likely will not restore our common stock dividend in the foreseeable future.

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

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

We own the facilities housing six of our banking offices, and we lease the facilities housing our remaining four offices. In addition, we own an operations center which houses the deposit operations, information technology and loan administration departments of the Bank. Each of our banking offices is in good condition and fully equipped for our purposes. On December 31, 2010, our investment in premises and equipment (cost less accumulated depreciation) was approximately $13.1 million.

Item 3. Legal Proceedings.

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

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Purchases of Equity Securities

Market for Registrant’s Common Stock; Dividends.    Our common stock is listed for trading on The Nasdaq Global Market under the trading symbol “BCAR”. The following table lists high and low published prices of our common stock, and cash dividends declared on our common stock, for each calendar quarter during 2009 and 2010.

	Sales price range		Cash Dividends Declared
Quarter	High	Low
2010 Fourth	$3.44	$2.13	$—
Third	3.97	3.04	—
Second	5.31	3.35	—
First	5.36	4.17	—

2009 Fourth	8.70	3.00	—
Third	5.00	3.25	—
Second	5.85	4.01	—
First	5.95	3.17	—

On December 31, 2010, there were approximately 1,815 total beneficial holders of our common stock, including 1,057 shareholders of record and approximately 758 holders whose shares were in street name.

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

Our sale of Series A Preferred Stock to the U.S. Treasury during April 2009 under the TARP Capital Purchase Program resulted in additional restrictions on our ability to pay dividends on our common stock and to repurchase shares of our common stock. Unless all accrued dividends on the Series A Preferred Stock have been paid in full, (1) no dividends may be declared or paid on our common stock, and (2) we may not repurchase any of our outstanding common stock. Additionally, during the first three years following our sale of the Series A Preferred Stock, we are required to obtain the consent of the U.S. Treasury in order to increase the dividend per share paid on our common stock from the last quarterly cash dividend per share declared prior to our sale of the Series A Preferred Stock, or to purchase outstanding shares of our common stock, unless the Series A Preferred Stock has been redeemed in full or the U.S. Treasury has transferred all of the Series A Preferred Stock to third parties. In February 2011, the Company notified the U.S. Treasury of its intent to defer the payment of its regular quarterly cash dividend on its Series A Preferred Stock.

There is no assurance that, in the future, we will have funds available to pay cash dividends, or, even if funds are available, that we will pay or the Bank will be permitted to pay dividends in any particular amount or at any particular times, or that we will pay dividends at all.

Item 6. Selected Financial Data

	As of and for the years ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data and financial ratios)
Summary of Operations
Net interest income	$16,434	$14,666	$12,691	$14,605	$14,663
Provision for loan losses	6,441	5,547	6,291	1,470	1,157
Noninterest income	2,037	3,297	2,434	1,935	3,374
Noninterest expense	16,348	17,514	15,092	12,398	11,512

Income before income tax provision	(4,318)	(5,098)	(6,258)	2,672	5,368
Income tax provision	(1,663)	(1,968)	(2,634)	714	1,894

Net income (loss)	(2,655)	(3,130)	(3,624)	1,958	3,474
Preferred dividends and accretion	(914)	(637)	—	—	—

Net income (loss) available to common shareholders	$(3,569)	$(3,767)	$(3,624)	$1,958	$3,474

Selected year-end assets and liabilities
Assets	$534,970	$610,387	$562,007	$505,998	$454,578
Loans	366,153	391,265	405,402	395,052	354,555
Allowance for loan losses	6,863	8,167	6,308	4,245	3,732
Deposits	416,169	493,917	444,540	421,928	382,721
Borrowed funds	75,458	69,537	79,412	41,657	31,000
Preferred Shareholders’ Equity	13,179	13,179	—	—	—
Total Shareholders’ equity	41,704	44,992	36,591	40,240	37,714

Ratios
Return (loss) on average total assets	(0.48)%	(0.50)%	(0.68)%	0.42%	0.84%
Return (loss) on average common equity	(11.00)	(10.57)	(9.59)	5.10	9.57
Dividend Payout	n/a	n/a	n/a	39.22	21.98
Average equity to average assets	8.24	7.20	7.32	8.39	8.73

Per common share
Earnings (loss)
Basic	$(0.92)	$(0.97)	$(0.92)	$0.51	$0.91
Diluted	(0.92)	(0.97)	(0.92)	0.50	0.88
Cash dividends declared	n/a	n/a	0.20	0.20	0.20
Tangible Book Value	7.32	8.16	9.40	10.11	9.70

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

Bank of the Carolinas Corporation (the Company) is a North Carolina-chartered bank holding company that was incorporated on May 30, 2006, for the sole purpose of serving as the parent bank holding company for Bank of the Carolinas (the “Bank”). The Bank is a FDIC-insured, North Carolina-chartered bank that began operations on December 7, 1998.

Because the Company has no operations and conducts no business on its own other than owning the Bank, the discussion contained in these footnotes concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and its subsidiary are collectively referred to herein as the Company unless otherwise noted.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The notes to our audited financial statements for the years ended December 31, 2010, 2009 and 2008 contain a summary of our significant accounting policies. We believe our policies with respect to methodology for the determination of our allowance for loan losses, and our asset impairment judgments, such as the recoverability of other real estate values, involve a higher degree of complexity and require us to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, we consider the policies related to those areas critical.

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

The factors that are enumerated above form the basis for a model which we utilize in calculating the appropriate level of our allowance for loan losses at the balance sheet date. This model has three main components. First, losses are estimated on loans we have individually identified and determined to be “impaired”. A loan is considered to be impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The loss allowance applicable to impaired loans is the difference, if any, between the loan balances outstanding and the value of the impaired loans as determined by either 1) an estimate of the cash flows that we expect to receive from those borrowers discounted at the loan’s effective rate, or 2) in the case of collateral-dependent loans, the fair value of the collateral securing those loans less estimated costs to sell.

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

Overview

The past two years have been difficult ones for the financial services industry in general. Bank failures have been numerous, particularly among community banks in some southeastern states, primarily brought about by the severe downturn in real estate markets. Our operating results over the past two years have been adversely affected by the weakness in the economy in general and real estate in particular. Our net loss available to common shareholders was $3.6 million for 2010 and $3.8 million for 2009. The losses in both years were driven by substantial increases in loan loss provisions due to deterioration in our loan portfolio, significant losses and net operating expenses associated with foreclosed real estate, as well as, lost interest revenue caused by elevated levels of nonperforming assets.

In addition to the effect on our operating results noted above, the economic environment of the past two years led to a decline of $25.1 million in our loan portfolio during 2010. Given the prominence of real estate loans in our lending activities, it has been and continues to be a challenge to generate quality credit in sufficient volume to outpace payments.

We strive to serve the financial needs of small to medium-sized businesses and individuals in our market area, offering an array of financial products emphasizing superior customer service.

Real estate secured loans, including construction loans and loans secured by existing commercial and residential properties, made up almost 84% of our loan portfolio at December 31, 2010, with the remainder of our loans consisting of commercial and industrial loans and loans to individuals. We also offer certain loan products through associations with various mortgage lending companies. Through these associations, we originate 1-4 family residential mortgages, at both fixed and variable rates. We earn fees for originating these loans and transferring the loan package to the mortgage lending companies.

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

Over 88% of our revenue (net interest income plus noninterest income) was comprised of net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. Therefore, the levels of interest rates and our ability to effectively manage the effect that changes in interest rates have on net interest income can have a significant impact on revenue and results of operations. Results of operations may also be materially affected by our provision for loan losses, which has been much higher during the past two years than our long-term trend. Service charges and fee income generated from customer services represented less than 11% of revenue in each of the past two years and represents an area of potential revenue growth. Noninterest expense is the third major driver of operating results along with net interest income and the provision for loan losses. Total noninterest expenses absorbed over 88% of our revenue in each of the past two years. Noninterest expenses include compensation and employee benefits, occupancy and equipment expenses, FDIC insurance premiums, expenses related to foreclosed real estate, professional services, expenditures for data processing services and various other costs of doing business.

Financial Condition at December 31, 2010 and December 31, 2009

Total assets at December 31, 2010, decreased by $75.4 million or 12.4% to $535.0 million compared to $610.4 million at December 31, 2009. We had earning assets of $492.2 million at December 31, 2010 consisting of $366.2 million in loans, $110.4 million in investment securities and $15.6 million in temporary investments. Stockholders’ equity was $41.7 million at December 31, 2010 compared to $45.0 million at December 31, 2009.

Loans.    Total loans declined by $25.1 million or 6.4% during the twelve months of 2010, from $391.3 million on December 31, 2009 to $366.2 million at December 31, 2010. On December 31, 2010, real estate loans made up 83.9% of total loans while commercial non-real estate loans comprised another 14.1% of the portfolio. Total loans represented 68.4% and 64.1% of our total assets on December 31, 2010 and 2009, respectively.

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, our loan portfolio yielded 5.6% for the year ending December 31, 2010 as compared to an average yield of 5.9% during 2009.

The following table contains selected data relating to the composition of our loan portfolio by type of loan on the dates indicated.

Table I.

Analysis of Loan Portfolio (dollars in thousands)

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential 1-4 family	$78,750	21.51%	$76,767	19.62%	$68,876	16.99%	$63,023	15.95%	$63,221	17.83%
Commercial real estate	161,839	44.20	161,904	41.38	154,463	38.10	119,473	30.24	108,907	30.72
Construction and development	35,310	9.64	41,580	10.63	60,476	14.92	59,522	15.07	59,693	16.84
Home equity	31,465	8.59	30,775	7.87	29,656	7.32	26,575	6.73	21,640	6.10

Total real estate loans	307,364	83.94	311,026	79.50	313,471	77.33	268,593	67.99	253,461	71.49
Commercial business loans	51,581	14.09	75,762	19.36	84,282	20.79	116,105	29.39	92,479	26.08
Consumer loans:
Installment	4,300	1.17	3,303	0.84	5,989	1.48	6,933	1.75	6,614	1.87
Other	2,908	0.80	1,174	0.30	1,660	0.40	3,421	0.87	2,001	0.56

Total loans	366,153	100.00%	391,265	100.00%	405,402	100.00%	395,052	100.00%	354,555	100.00%

Allowance for loan losses	(6,863)		(8,167)		(6,308)		(4,245)		(3,732)

Total loans, net	$359,290		$383,098		$399,094		$390,807		$350,823

The following table reflects the scheduled maturities of commercial real estate loans, construction and development loans, and commercial business loans (dollars in thousands):

	December 31, 2010
	1 year or less	After 1 year but within 5 years	After 5 years	Total
Commercial real estate loans	$41,126	$112,313	$8,400	$161,839
Constructions and development loans	15,513	18,922	875	35,310
Commercial business loans	31,550	16,846	3,185	51,581

Total	$88,189	$148,081	$12,460	$248,730

The following table reflects the scheduled maturities of all fixed and variable interest rate loans (dollars in thousands):

	December 31, 2010
	1 year or less	After 1 year but within 5 years	After 5 years	Total
Loans with fixed interest rates	$52,731	$144,596	$39,910	$237,237
Loans with variable interest rates	54,207	41,490	33,219	128,916

Total	$106,938	$186,086	$73,129	$366,153

Allowance for Loan Losses.    On December 31, 2010, our allowance totaled approximately $6.9 million and amounted to 1.87% of total loans and 27.8% of our nonperforming loans. This compares to an allowance of $8.2 million, or 2.09% of loans and 88.5% of nonperforming loans at December 31, 2009 and $6.3 million, or 1.56% of loans and 93.9% of nonperforming loans as of December 31, 2008.

The following table contains an analysis of our allowance for loan losses for the time periods indicated.

Table II.

Summary of Loan Loss Experience (dollars in thousands)

	Year ended December 31,
	2010	2009	2008	2007	2006
Balance at beginning of period	$8,167	$6,308	$4,245	$3,732	$3,315
Provision for loan losses	6,441	5,547	6,291	1,470	1,157
Charge-offs:
Residential mortgage	(1,041)	(256)	(645)	(108)	(358)
Commercial real estate	(1,090)	(141)	(300)	(738)	(58)
Construction and development	(1,006)	(1,381)	(640)	(49)	—
Commercial business	(4,561)	(1,912)	(2,919)	(1)	(210)
Installment	(233)	(218)	(169)	(143)	(132)

Total charge-offs	(7,931)	(3,908)	(4,673)	(1,039)	(758)

Recoveries:
Residential mortgage	3	4	45	2	—
Commercial real estate	28	50	192	1	4
Construction and development	94	9	50	—	—
Commercial business	23	128	124	2	—
Installment	38	29	34	77	14

Total recoveries	186	220	445	82	18

Net charge-offs	(7,745)	(3,688)	(4,228)	(957)	(740)

Balance at end of period	$6,863	$8,167	$6,308	$4,245	$3,732

Ratio of net charge-offs during period to average loans outstanding	2.08%	0.92%	1.04%	0.26%	0.23%

Ratio of allowance for loan losses to non-performing loans	27.8%	88.5%	93.9%	58.9%	80.1%

Ratio of allowances for loan losses to total loans	1.87%	2.09%	1.56%	1.07%	1.05%

During 2010, we incurred net loan charge-offs of $7.7 million, compared to $3.7 million in 2009 and $4.2 million in 2008. These levels of net charge-offs produced net loss ratios of 2.08% for 2010, 0.92% for 2009, and 1.04% for 2008. The loss ratios for 2010 and 2009 were substantially higher than our longer-term trend which contributed to increased loan loss provisions in both years. The deterioration in our loan portfolio, as evidenced by rising loss ratios and nonperforming loans, resulted in the increases in our allowance for loan losses in both 2010 and 2009.

An analysis of the allowance for loan losses for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 is contained in the following table:

Table III.

Allocation of Allowance for Loan Losses (dollars in thousands)

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential, 1-4 family	$1,766	25.73%	$721	8.83%	$1,072	16.99%	$659	15.52%	$657	17.62%
Commercial real estate	1,616	23.55	4,072	49.86	2,403	38.09	1,249	29.41	1,133	30.34
Construction and development	776	11.31	1,007	12.33	941	14.92	747	17.60	669	17.93
Home equity	114	1.66	93	1.14	462	7.32	278	6.54	225	6.03

Total real estate loans	4,272	62.25	5,893	72.16	4,878	77.32	2,933	69.07	2,684	71.92
Commercial business loans	2,407	35.07	2,165	26.51	1,311	20.78	1,213	28.59	962	25.77
Consumer loans:
Installment	175	2.55	104	1.27	93	1.47	72	1.71	69	1.84
Other	9	0.13	5	0.06	26	0.43	27	0.63	17	0.47

Total Loans	$6,863	100.00%	$8,167	100.00%	$6,308	100.00%	$4,245	100.00%	$3,732	100.00%

The allowance has been allocated on an approximate basis. The entire amount of the allowance is available to absorb losses occurring in any category.

The allocation is not necessarily indicative of future losses.

Asset Quality.    Credit risks are inherent in making loans. We assess these risks and attempt to manage them effectively by adhering to internal credit underwriting policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies. A loan is placed in non-accrual status when, in our judgment, the collection of interest appears doubtful. Nonperforming assets are defined as nonaccrual loans, loans contractually past due for more than 90 days but still accruing interest, and foreclosed or idled properties. At December 31, 2010, the Company’s non-performing assets totaled $33.0 million, or 8.81% of loan-related assets, compared to $17.4 million, or 4.37% of loan-related assets at December 31, 2009.

On December 31, 2010, we had no loans that were delinquent over 90 days and still accruing interest, and $24.7 million that were in non-accrual status. Interest accrued, but not recognized as income on non-accrual loans, was approximately $544,000 during 2010.

Other real estate owned at December 31, 2010 amounted to $8.3 million compared to $8.2 million as of December 31, 2009. Other real estate is carried at the lower of cost or estimated net realizable value.

The following table summarizes information regarding our nonperforming assets on December 31, 2010, 2009, 2008, 2007, and 2006.

Table IV.

Nonperforming Assets (dollars in thousands)

	At December 31,
	2010	2009	2008	2007	2006
Loans accounted for on a nonaccrual basis:
Real estate loans:
Mortgage	$4,071	$2,971	$195	$—	$102
Commercial	15,176	1,606	5,466	300	2,596
Construction and development	2,274	1,488	285	—	—

Total real estate loans	21,521	6,065	5,946	300	2,698
Commercial business customers	3,068	3,151	771	248	82
Installment	101	8	—	—	—

Total nonaccrual loans	24,690	9,224	6,717	548	2,780
Accruing loans which are contractually past due 90 days or more	—	—	—	6,661	1,882

Total nonperforming loans	24,690	9,224	6,717	7,209	4,662
Other real estate owned	8,314	8,233	5,622	2,528	1,000

Total nonperforming assets	$33,004	$17,457	$12,339	$9,737	$5,662

Total nonperforming loans as a percentage of loans	6.74%	2.36%	1.66%	1.82%	1.31%
Total nonperforming assets as a percentage of loans and other real estate owned	8.81%	4.37%	3.00%	2.45%	1.59%
Total nonperforming assets as a percentage of total assets	6.17%	2.86%	2.20%	1.92%	1.25%

Investment Securities.    Our investment securities totaled $110.4 million at December 31, 2010, and $140.0 million at December 31, 2009. Our investment portfolio includes U.S. Government Agency bonds, mortgage backed securities, state and municipal bonds and corporate subordinated debt of other financial institutions, all of which are classified as held to maturity or available-for-sale. Held to maturity securities are carried at amortized cost value and available for sale securities are carried at fair value.

We use our investment portfolio to employ liquid funds and as a tool in the management of interest rate risk, while at the same time providing interest income. Practically all of our securities are classified as available for sale and, as such, may be sold from time to time to increase liquidity or re-balance the interest rate sensitivity profile of our balance sheet. However, we do have the available liquidity to hold our securities to maturity should we have the need to. In fact, we have classified some of our more illiquid securities as held to maturity because we fully intend to hold them until their maturity date. All securities classified as held to maturity were purchased in 2008 and consist of subordinated debt and trust preferred securities issued or guaranteed by other financial institutions. In December 2010, we recorded an additional impairment charge of $105,000 for a total impairment of $603,000 on a $1 million investment in a trust preferred security as a result of the guarantor exercising its right to defer interest payments to the issuing trust in December 2009. In addition to the impairment charge, we have discontinued recognizing interest income on this investment until such time as the guarantor resumes interest payments to the trust.

The following table summarizes the carrying value of our investment securities on the dates indicated.

Table V.

Investment Securities (dollars in thousands)

	December 31,
	2010	2009	2008
U.S. Government agency bonds	$53,518	$98,312	$32,479
State and municipal bonds	3,859	6,105	11,335
Mortgage-backed securities	48,223	29,833	61,889
Corporate securities	4,773	5,754	7,436

Total	$110,373	$140,004	$113,139

The following tables summarize information regarding the scheduled maturities, amortized cost, and weighted average yields on a tax equivalent basis for our investment securities portfolio on December 31, 2010 and 2009.

Table VI.

Investment Securities (dollars in thousands)

At December 31, 2010:

	1 year or less		Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
U.S. Government agency bonds	$7,476	1.83%	$35,079	2.14%	$10,586	4.05%	$—	—%	$53,141	2.47%
State and municipal bonds	251	3.42	3,249	3.57	196	3.88	—	—	3,696	3.58
Mortgage-backed securities	—	—	—	—	4,453	2.83	43,812	2.61	48,265	2.63
Corporate securities	1,496	8.48	940	7.79	1,000	4.03	1,359	7.25	4,795	7.07

Total investment securities	$9,223	2.95%	$39,268	2.39%	$16,235	3.71%	$45,171	2.75%	$109,897	2.78%

At December 31, 2009:

	1 year or less		Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
U.S. Government agency bonds	$26,997	1.56%	$55,391	2.30%	$13,179	3.34%	$3,050	4.35%	$98,617	2.30%
State and municipal bonds	1,053	4.31	4,233	5.15	554	4.81	—	—	5,840	4.97
Mortgage-backed securities	133	2.51	525	3.72	3,587	3.99	25,002	4.25	29,247	4.20
Corporate securities	997	8.23	2,392	8.21	1,000	3.75	1,463	7.04	5,852	7.16

Total investment securities	$29,180	1.89%	$62,541	2.73%	$18,320	3.53%	$29,515	4.40%	$139,556	3.01%

Deposits.    Our deposit service offerings include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. On December 31, 2010, total deposits were $416.2 million compared with $493.9 million on December 31, 2009, a decrease of $77.7 million or 15.7%. This change was primarily the reduction of $121.4 million in our money market deposits during 2010 with an increase of $44.1 million in other customer time deposits.

The growth in money market deposits began in July 2008 when we offered a special money market rate that was guaranteed through June 30, 2009. Since the rate promotion expired we began to reduce the rates paid on money market deposits to levels more in-line with the markets we serve and at December 31, 2010 money market deposits totaled $103.1 million.

Brokered deposits have increased from $71.0 million at December 31, 2009 to $73.0 million at December 31, 2010, an increase of $2.0 million. On December 31, 2010, approximately 17.5% our total deposits were made up of brokered deposits as compared to 14.4% at December 31, 2009 and 7.3% as of December 31, 2008. On December 31, 2010, total time deposits issued in denominations of $100,000 or more made up approximately 35.4% of our total deposits as compared to 23.5% as of December 31, 2009 and 17.4% at December 31, 2008.

Retail deposits gathered through our branch network continue to be our principal source of funding. It is our intent to focus our efforts and marketing resources on the growth of our deposit base as we believe this to be the most effective long term strategy for profitable growth.

The following table summarizes our average deposits for the years ended December 31, 2010, 2009, and 2008.

Table VII.

Deposit Mix (dollars in thousands)

	For the Years ended December 31,
	2010		2009		2008
	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
Interest-bearing deposits:
Interest-checking deposits	$34,157	0.61%	$32,172	1.13%	$25,801	1.11%
Money market and savings deposits	153,820	0.66	266,108	2.62	113,220	3.26
Time deposits	205,979	1.85	169,825	2.67	267,649	4.35

Total interest-bearing deposits	393,956	1.28	468,105	2.54	406,670	3.84
Noninterest-bearing demand deposits	36,701		33,609		31,855

Total deposits	$430,657	1.17%	$501,714	2.37%	$438,525	3.56%

The following table contains an analysis of our time deposits of $100,000 or more December 31, 2010, 2009, and 2008.

	At December 31,
	2010	2009	2008
	(dollars in thousands)
Remaining maturity of three months or less	$45,011	$28,663	$34,604
Remaining maturity of over three to twelve months	74,689	37,640	38,356
Remaining maturity of over twelve months	27,681	49,609	4,453

Total time deposits of $100,000 or more	$147,381	$115,912	$77,413

Borrowed Funds.    The following table summarizes our borrowings at December 31, 2010, 2009, and 2008.

Table VIII.

Borrowed Funds (dollars in thousands)

	At December 31,
	2010		2009		2008
	Outstanding Balance	Average Rate	Outstanding Balance	Average Rate	Outstanding Balance	Average Rate
Federal funds purchased and securities sold under overnight repurchase agreements	$603	0.13%	$1,682	0.53%	$1,557	2.07%
Securities sold under term repurchase agreements	45,000	4.38	45,000	4.38	45,000	4.38
Federal Home Loan Bank advances	22,000	1.92	15,000	3.15	25,000	3.80
Trust preferred securities	5,155	3.25	5,155	3.16	5,155	4.91
Subordinated debt	2,700	4.00	2,700	4.00	2,700	4.00

Total borrowed funds	$75,458	3.78%	$69,537	3.92%	$79,412	4.17%

The following table presents our average balances as well as the average cost associated with those balances for the specified periods.

	For the years ended December 31,
	2010		2009		2008
	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
Federal funds purchased and securities sold under overnight repurchase agreements	$845	0.24%	$1,790	0.67%	$2,672	2.10%
Securities sold under term repurchase agreements	45,000	4.38	45,000	4.40	19,413	4.39
Federal Home Loan Bank advances	22,373	1.68	21,433	3.65	28,223	3.83
Trust preferred securities	5,155	3.28	5,155	3.94	3,968	5.57
Subordinated debt	2,700	4.00	2,700	4.00	1,028	5.16

Total borrowed funds	$76,073	3.45%	$76,078	4.06%	$55,304	4.10%

During 2008, we entered into term repurchase agreements with two money center financial institutions. These two borrowing arrangements total $45.0 million in the aggregate and currently bear interest at an effective annual blended rate of 4.38%. These borrowings were secured by marketable securities totaling approximately $51.6 million at December 31, 2010. The agreements have final maturity dates in July 2018 and August 2015 but may be terminated by the lenders beginning July 2013 and August 2011, respectively.

On December 31, 2010, we had advances from the Federal Home Loan Bank (“FHLB”) totaling $22.0 million. These advances bear interest at the combined annual rate of 1.92% and are secured by eligible one-to-four family mortgages, commercial real estate loans and home equity loans with aggregate outstanding principal balances of approximately $43.0 million.

During 2008, the Company issued $5.2 million of junior subordinated debentures to its wholly owned capital trust, Bank of the Carolinas Trust I (the “Trust”), which, in turn, issued $5.0 million in trust preferred securities having a like liquidation amount and $155,000 in common securities (all of which are owned by the Company). The Company has fully and unconditionally guaranteed the Trust’s obligations related to the trust preferred securities. The Trust has the right to redeem the trust preferred securities in whole or in part, on or after March 26, 2013 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, the Trust may redeem the trust preferred securities in whole (but not in part) at any time within 90 days following the occurrence of a tax event, an investment company event or a capital treatment event at a special redemption price (as defined in the debenture). The trust preferred securities bear interest at the annual rate of 90-day LIBOR plus 300 basis points adjusted quarterly. In February 2011, the Company announced its election to defer its regularly scheduled March 2011 interest payment on the junior subordinated debentures related to the trust preferred securities.

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

Capital Resources.    Total stockholders’ equity decreased by $3.3 million to $41.7 million on December 31, 2010, compared to $45.0 million on December 31, 2009. The decrease was the substantially the net result of the current year’s net loss, net unrealized gains on securities available for sale, and the accrual of dividends on the preferred shares.

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

Off-Balance Sheet Transactions.    Certain financial transactions are entered into by the Company in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions as of December 31, 2010 and 2009 were commitments to extend credit and financial letters of credit. Except as disclosed in this report, the Company does not have any ownership interest in any off-balance sheet subsidiaries or special purpose entities.

	December 31,
	2010	2009
	(In thousands)
Loan commitments	$34,328	$24,176
Financial standby letters of credit	2,477	2,477

Total unused commitments	$36,805	$26,653

Commitments to extend credit to customers represent legally binding agreements with fixed expiration dates. Since many of these commitments expire without being funded, the commitment amounts do not necessarily represent liquidity requirements.

Contractual Obligations.    The following disclosure shows the contractual obligations that the Company had outstanding at December 31, 2010.

	Total payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Time deposits	$233,512	$177,102	$54,340	$2,070	$—
Securities sold under term repurchase agreements (1)	45,000	—	—	—	45,000
Federal Home Loan Bank advances	22,000	2,000	20,000	—	—
Trust preferred securities	5,155	—	—	—	5,155
Subordinated debt	2,700	—	—	—	2,700
Leases	1,031	280	516	235	—

Total	$309,398	$179,382	$74,856	$1,579	$52,855

(1)	Obligations in this category are classified as to maturity dates. One repurchase agreement, with a principal balance of $20 million, may be called by the holder on a quarterly basis beginning August 20, 2011. The other repurchase agreement included above, which has a principal balance of $25 million, may be called by the holder on a quarterly basis beginning July 8, 2013.

Comparison of Results of Operations for the Years Ended December 31, 2010, 2009, and 2008

Net Income (Loss).    We had a net loss available to common shareholders of $3.6 million or $0.92 per share for the year ended December 31, 2010, compared to net loss of $3.8 million or $0.97 per share for the year ended December 31, 2009 and net loss for the year ended December 31, 2008 of $3.6 million, or $0.92 per diluted common share. As noted

earlier, the principal reason for the losses incurred during the past two years has been related to deterioration in our loan portfolio which has resulted in materially higher loan loss provisions and increased expenses related to the ownership and disposal of foreclosed real estate.

Net Interest Income.    Our primary source of revenue is net interest income, which is the difference between interest income generated by our interest-earning assets (primarily loans and investment securities) and interest expense on interest-bearing liabilities (primarily deposits and borrowed funds). Net interest income increased $1.8 million to $16.4 million in 2010 from 2009 after increasing $2.0 million from 2008. Our net interest margin improved in 2010 to 3.26% compared to a margin in 2009 and 2008 of 2.56%. Our net interest spread improved to 3.15% in 2010 from 2.42% in 2009 and 2.29% in 2008. The volatility in our net interest margin and net interest spread and resulting net interest income over the past two years has been primarily due to the declines in short-term rates brought about by very aggressive Federal Reserve policies, slowing loan growth, and increased levels of nonperforming assets.

Table IX summarizes the average balances of our various categories of assets and liabilities and their associated yields or costs for the years ended on December 31, 2010, 2009, and 2008.

Table IX.

Summary of Net Interest Income and Average Balances (dollars in thousands)

	December 31, 2010			December 31, 2009			December 31, 2008
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Interest-earning assets:
Loans	$373,156	$20,723	5.55%	$401,512	$23,685	5.90%	$405,951	$26,276	6.47%
Investment securities	118,826	3,318	2.79	149,061	5,860	3.93	80,916	4,091	5.06
Other interest-earning assets	12,600	53	0.42	22,445	76	0.34	9,441	208	2.20

Total interest-earning assets	504,582	24,094	4.78%	573,018	29,621	5.17%	496,308	30,575	6.16%

Other assets, net	49,057			51,490			38,197

Total assets	$553,639			$624,508			$534,505

Interest bearing liabilities:
Interest-checking deposits	$34,157	210	0.61%	$32,172	365	1.13%	$25,801	287	1.11%
Money Market and Savings deposits	153,821	1,015	0.66	266,108	6,973	2.62	113,220	3,687	3.26
Time deposits	205,979	3,811	1.85	169,825	4,530	2.67	267,649	11,645	4.35

Total interest-bearing deposits	393,957	5,036	1.28	468,105	11,868	2.54	406,670	15,619	3.84
Borrowed funds	76,073	2,624	3.45	76,078	3,087	4.06	55,304	2,265	4.10

Total Interest-bearing liabilities	470,030	7,660	1.63	544,183	14,955	2.75	461,974	17,884	3.87

Noninterest-bearing demand deposits	36,701			33,609			31,855
Other liabilities	1,294			1,739			1,535
Stockholders’ Equity	45,614			44,977			39,141

Total liabilities and stockholders’ equity	$553,639			$624,508			$534,505

Net interest income & interest rate spread		$16,434	3.15%		$14,666	2.42%		$12,691	2.29%

Net yield on average interest-earning assets			3.26%			2.56%			2.56%

Ratio of average interest-earning assets to average interest-bearing liabilities			107.35%			105.30%			107.43%

Non accrual loans are included in the table for the years ended December 31, 2010, 2009, and 2008.

Loan fees and late charges of $208, $224, and $899 for 2010, 2009, and 2008, respectively, are included in interest income.

Table X summarizes the dollar amount of changes in interest income and interest expense for the major components of our interest-earning assets and interest-bearing liabilities during the twelve months ended December 31, 2010 and 2009. The table shows changes in interest income and expense attributable to volume changes and interest rate changes. The changes attributable to both rate and volume changes have been allocated between the two components on a relative basis. As the table indicates, the increase in net interest income realized during 2010 in comparison to 2009 was overwhelmingly the result of interest rate changes, as volume changes actually had a negative effect on the current year results. The table also indicates that rates reduced the cost of interest-bearing liabilities significantly more than they reduced the income from interest-earning assets, which is reflective of the effect of reducing the rates on our money market deposits.

Table X.

Volume / Rate Variance Analysis (dollars in thousands)

	Year Ended December 31, 2010 vs. 2009 Increase (Decrease) Due to			Year Ended December 31, 2009 vs. 2008 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$(1,680)	$(1,282)	$(2,962)	$(288)	$(2,303)	$(2,591)
Investment securities	(1,258)	(1,284)	(2,542)	2,800	(1,031)	1,769
Other interest-earning assets	(30)	7	(23)	(47)	(85)	(132)

Total interest income	(2,968)	(2,559)	(5,527)	2,465	(3,419)	(954)

Interest-bearing liabilities:
Deposits	(2,028)	(4,804)	(6,832)	2,238	(5,989)	(3,751)
Borrowed funds	(0)	(463)	(463)	848	(26)	822

Total interest expense	(2,028)	(5,267)	(7,295)	3,086	(6,015)	(2,929)

Net interest income	$(940)	$2,708	$1,768	$(621)	$2,596	$1,975

Provision for Loan Losses.    Provisions for loan losses are charged to income in order to maintain the allowance for loan losses at a level we deem appropriate under circumstances known to exist at the balance sheet date. In evaluating the allowance for loan losses, we consider factors that include portfolio size, composition and industry diversification of the portfolio, historical loan loss experience, current levels of impaired and delinquent loans, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The allowance for loan losses expressed as a percentage of total loans was 1.87%, 2.09%, and 1.56% at December 31, 2010, 2009, and 2008, respectively. The allowance includes $2.6 million at December 31, 2010 and $4.0 million at December 31, 2009 allocated to specific loans with principal balances totaling approximately $20.9 million and $11.3 million, respectively. See “Critical Accounting Policies”.

The provision for loan losses increased 16.1% to $6.4 million in 2010 from $5.5 million in 2009. The sizable provisions recorded in both 2010 and 2009 were the result of net charge-offs and nonperforming asset levels that were significantly above long-term historic trends on a relative basis.

Net loan charge-offs for 2010 totaled $7.7 million which equates to 2.08% of average loans for the year and a 110.0% increase from 2009 net charge-offs of $3.7 million which represented 0.92% of average loans outstanding for that year. For the five years prior to the current credit cycle (2004 – 2008), our net charge-offs averaged .37% of average loans on an annual basis.

Total nonperforming assets amounted to $33.0 at December 31, 2010, an increase of 89.2% from the year-end 2009 total of $17.4 million. Total nonperforming assets as a percent of loan-related assets (loans plus foreclosed real estate) amounted to 8.81% at December 31, 2010 compared to 4.37% as of year-end 2009. For the five year-ends preceding the current credit cycle, nonperforming assets averaged 1.83% of loan-related assets. Nonperforming assets as a percent of total assets was 6.17% of total assets at the end of 2010 compared to 2.86% at December 31, 2009. On a historic basis, nonperforming assets as a percent of total assets averaged 1.40% for the 2004 – 2008 year-ends.

Noninterest Income.    In addition to net interest income, we derive revenues from providing a variety of financial services to our customers. Fees from providing these services totaled $1.3 million in 2010, $1.3 million in 2009 and $1.4 million in 2008. The largest component of customer service fees is revenues from deposit services which totaled $732,000 in 2010, $826,000 in 2009 and $889,000 in 2008. While this is a mature and very competitive part of our business, we believe this is an area of opportunity. The fastest growing area of fee revenue is from debit card services. While this is not a new service, it is still a relatively new part of the U.S. payment system. Our revenues in this area increased from $237,000 to $348,000 over the past two years. Fees from loan services, which primarily includes fees related to real estate loan production, declined 21.1% in 2010 as real estate lending slowed.

Other significant components of noninterest income are gains and losses on investment securities and increase in the cash value of life insurance policies we hold on our officer level employees. In 2010, we realized $344,000 in net gains on investment securities. This includes an other than temporary impairment charge of $105,000 on a $1 million investment in the trust preferred securities as a result of the guarantor exercising its right to defer interest payments to the issuing trust.

The following is a tabular presentation of our non-interest income for the years ended December 31, 2010, 2009, and 2008.

Table XI.

Noninterest Income (dollars in thousands)

	2010	2009	2008
Deposit services fees	$732	$826	$889
Card services fees	348	290	237
Loan services fees	116	147	202
Investment services revenue	—	3	19
Other customer services fees	107	78	74

Total customer services fees	1,303	1,344	1,421
Net gain on investment securities	344	1,530	615
Increase in cash value of bank owned life insurance	361	364	362
All other income	29	59	36

Total noninterest income	$2,037	$3,297	$2,434

Non-interest Expense. Non-interest expense totaled $16.3 million for the year ended December 31, 2010, a decrease of $1.2 million, or 6.7% below the $17.5 million reported for the year ended December 31, 2008, which was a $2.4 million increase, or 16.0%, from the 2008 amount. The major factors contributing to the decrease in noninterest expenses in 2010 compared to 2009 were (1) a decrease of $530,000, or 35.2%, in FDIC insurance cost, as the result decreased deposits, (2) a decrease of $221,000, or 21.2%, in data processing expense resulting from a systems conversion, (3) a decrease of $128,000, or 10.7%, in professional service expenditures, primarily the result of bringing in-house certain credit administration functions netted with increased legal fees, (4) a decrease of $81,000, or 1.2%, in salaries and benefits, and (5) a decrease of $88,000, or 27.8%, in advertising costs.

The following table summarizes the major components of our non-interest expense for the years ended December 31, 2010, 2009, and 2008.

Table XII.

Noninterest Expenses (dollars in thousands)

	2010	2009	2008
Salaries and benefits	$6,959	$7,040	$7,054
Occupancy and equipment expenses	2,238	2,221	2,020
FDIC insurance assessments	975	1,505	328
Data processing	821	1,042	843
Professional services	1,066	1,194	465
Telephone and data communications	352	341	338
Advertising and promotional	228	316	443
Postage and courier	230	264	206
Printing and supplies	177	241	211
Valuation allowances and net operating costs associated with foreclosed real estate	1,829	1,899	1,117
Goodwill impairment	—	—	591
All other expenses	1,473	1,451	1,476

Total noninterest expenses	$16,348	$17,514	$15,092

Income Taxes.    We recorded income tax benefits of $1.7 million in 2010, $2.0 million in 2009, and $2.6 million in 2008. The 2010 income tax benefit amounted to 38.5% of our pretax loss as compared to 38.6% of pre-tax loss for 2009 and 42.1% of pre-tax income for 2008.

Capital Adequacy

We are required to comply with the capital adequacy standards established by the Federal Deposit Insurance Corporation (FDIC). The FDIC has issued risk-based capital and leverage capital guidelines for measuring the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for us to be considered in compliance with the FDIC’s requirements. On December 31, 2010, our Total Capital Ratio and Tier 1 Capital Ratio were 11.51% and 9.63%, respectively, both well above the minimum levels required by the FDIC’s guidelines. On December 31, 2010 our Tier 1 Leverage Capital Ratio was 7.79%, which was also well above the minimum level required by the FDIC’s guidelines. However, the Company and the Bank’s Board of Directors have entered into informal agreements with our respective banking regulators which are described in Note 10 to our audited financial statements included in Item 8 of this Report.

Among other things, the agreements require that the Bank maintain capital levels in excess of normal statutory minimums, including a Tier 1 Leverage Capital Ratio of not less than 7.50%, and other ratios at least at “well capitalized” levels. At December 31, 2010, the Bank’s Tier1 Leverage Capital Ratio was 8.17%, above the agreed to minimum.

Liquidity and Interest Rate Sensitivity

Liquidity.    Liquidity management is the process of managing assets and liabilities as well as their maturities to ensure adequate funding for loan and deposit activity as well as continued growth of the Company. Sources of liquidity come from both balance sheet and off-balance sheet sources. We define balance sheet liquidity as the relationship that net liquid assets have to unsecured liabilities. Net liquid assets is the sum of cash and cash items, less required reserves on demand and NOW deposits, plus demand deposits due from banks, plus temporary investments, including federal funds sold, plus the fair value of investment securities, less collateral requirements related to public funds on deposit and repurchase agreements. Unsecured liabilities is equal to total liabilities less required cash reserves on noninterest-bearing demand deposits and interest-checking deposits and less the outstanding balances of all secured liabilities, whether secured by liquid assets or not. We consider off-balance sheet liquidity to include unsecured federal funds lines from other banks and loan collateral which may be used for additional advances from the Federal Home Loan Bank. As of December 31, 2010 our balance sheet liquidity ratio (net liquid assets as a percent of unsecured liabilities) amounted to 16.2% and our total liquidity ratio (balance sheet plus off-balance sheet liquidity) was 18.4%.

In addition, we have the ability to borrow $10.0 million from the Discount Window of the Federal Reserve, as well as $14.0 million from correspondent banks, subject to our pledge of marketable securities, and an unsecured $5.0 million with another correspondent bank, which could be used for temporary funding needs. We also have the ability to borrow from the Federal Home Loan Bank on similar terms. While we consider these arrangements sources of back-up funding, we do not consider them as liquidity sources because they require our pledge of liquid assets as collateral. We regularly borrow from the Federal Home Loan Bank as a normal part of our business. These advances, which totaled $22.0 million at December 31, 2010, are secured by various types of real estate-secured loans. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at December 31, 2010 is adequate to meet its operating needs.

Interest Rate Sensitivity.    Our goal is to maintain a neutral interest rate sensitivity position whereby little or no change in interest income would occur as interest rates change. On December 31, 2010, we were cumulatively liability sensitive for the next twelve months, which means that our interest-bearing liabilities would reprice more quickly than our interest bearing assets. Theoretically, our net interest margin will decrease if market interest rates rise or increase if market interest rates fall. However, the repricing characteristic of assets is different from the repricing characteristics of funding sources. Therefore, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

The following table shows the interest rate sensitivity of our balance sheet on December 31, 2010, but is not necessarily indicative of our position on other dates. Each category of assets and liabilities is shown with projected repricing and maturity dates. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. NOW accounts, savings accounts, and money market accounts are assumed to be subject to immediate repricing and depositor availability. Prepayment assumptions on mortgage loans and decay rates on deposit accounts have not been included in this analysis. Also, the table does not reflect scheduled principal repayments that will be received on loans. The interest rate sensitivity of our assets and liabilities may vary substantially if different assumptions are used or if our actual experience differs from that indicated by the assumptions.

Table XIII.

Interest Sensitivity (dollars in thousands)

	December 31, 2010
	1-3 months	Over 3 to 12 months	Over 12 to 60 months	Over 60 months	Total
Interest-earning assets:
Loans	$197,122	$31,510	$99,556	$37,965	$366,153
Investment securities	11,468	19,139	63,093	16,673	110,373
Other interest-earning assets	11,549	4,043	—	—	15,592

Total interest-earning assets	$220,139	$54,692	$162,649	$54,638	$492,118

Interest-bearing liabilities:
Interest-checking deposits	$34,004	$—	$—	$—	$34,004
Money market and savings deposits	114,923	—	—	—	114,923
Time deposits	60,076	117,026	56,410	—	233,512
Borrowed funds	10,458	10,000	35,000	20,000	75,458

Total interest-bearing liabilities	$219,461	$127,026	$91,410	$20,000	$457,897

Interest-sensitivity gap	$678	$(72,334)	$71,239	$34,638	$34,221

Cumulative sensitivity gap	$678	$(71,656)	$(417)	$34,221	$34,221

Cumulative gap as a % of total interest-earning assets	0.14%	(14.56)%	(0.08)%	6.95%	6.95%

Cumulative ratio of sensitive assets to sensitive liabilities	100.31%	43.06%	177.93%	273.19%	107.47%

Quarterly financial data for 2010 and 2009 is summarized in the table below.

Table XIV.

Quarterly Financial Data (dollars in thousands except per share amounts)

	2010				2009
	4th Qtr	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr	3rd Qtr.	2nd Qtr.	1st Qtr.
Interest income	$5,633	$5,936	$6,191	$6,334	$7,122	$7,529	$7,433	$7,537
Interest expense	1,824	1,822	1,893	2,121	2,748	3,433	4,421	4,353

Net interest income	3,809	4,114	4,298	4,213	4,374	4,096	3,012	3,184
Provision for loan losses	3,581	858	1,086	916	3,081	1,046	720	700

Net interest income after provision for loan losses	228	3,256	3,212	3,297	1,293	3,050	2,292	2,484
Noninterest income	433	589	512	503	634	1,715	610	338
Noninterest expense	4,238	3,794	4,081	4,235	4,697	3,846	5,179	3,792

Income (loss) before income taxes	(3,577)	51	(357)	(435)	(2,770)	919	(2,277)	(970)
Income taxes (benefit)	(1,263)	(31)	(169)	(200)	(992)	137	(798)	(315)

Net income (loss)	(2,314)	82	(188)	(235)	(1,778)	782	(1,479)	(655)
Dividends and accretion on preferred stock	(231)	(229)	(227)	(227)	(226)	(312)	(99)	—

Net income (loss) available to common shareholders	$(2,545)	$(147)	$(415)	$(462)	$(2,004)	$470	$(1,578)	$(655)

Earnings (loss) per common share:
Basic	$(0.65)	$(0.04)	$(0.11)	$(0.12)	$(0.51)	$0.12	$(0.41)	$(0.17)
Diluted	$(0.65)	$(0.04)	$(0.11)	$(0.12)	$(0.51)	$0.12	$(0.41)	$(0.17)

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

Bank of the Carolinas

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Bank of the Carolinas Corporation

We have audited the accompanying consolidated balance sheets of Bank of the Carolinas Corporation and Subsidiary (hereinafter referred to as the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2010 and 2009. Bank of the Carolinas Corporation and Subsidiary’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Bank of the Carolinas Corporation and Subsidiary for the year ended December 31, 2008 were audited by other auditors whose report dated April 15, 2009 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bank of the Carolinas Corporation and Subsidiary as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Turlington and Company, LLP

Lexington, North Carolina

March 30, 2011

Bank of the Carolinas

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Bank of the Carolinas Corporation

Mocksville, North Carolina

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows of Bank of the Carolinas Corporation and subsidiary (hereinafter referred to as the “Company”) for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders’ equity and cash flows of Bank of the Carolinas Corporation and subsidiary for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes PLLC

Asheville, North Carolina

April 15, 2009

Bank of the Carolinas Corporation

Consolidated Balance Sheets

December 31, 2010 and 2009

(In thousands except share and per share data)

	2010	2009
Assets:
Cash and due from banks, noninterest-bearing	$4,303	$3,524
Interest-bearing deposits in banks	6,262	9,020

Cash and cash equivalents	10,565	12,544
Federal funds sold	9,330	24,815
Investment securities	110,373	140,004
Loans receivable	366,153	391,265
Less: Allowance for loan losses	(6,863)	(8,167)

Total loans, net	359,290	383,098
Premises and equipment, net	13,106	14,010
Other real estate owned	8,314	8,233
Bank owned life insurance	10,371	10,010
Deferred tax assets	5,123	3,429
Prepaid FDIC insurance assessment	3,670	4,569
Accrued interest receivable	1,814	2,397
Other assets	3,014	7,278

Total Assets	$534,970	$610,387

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$33,730	$36,418
Interest-checking deposits	34,004	34,614
Money market and savings deposits	114,923	235,541
Time deposits	233,512	187,344

Total deposits	416,169	493,917
Securities sold under repurchase agreements	45,603	46,682
Federal Home Loan Bank advances	22,000	15,000
Subordinated debt	7,855	7,855
Other liabilities	1,639	1,941

Total Liabilities	493,266	565,395

Commitments and contingencies (Notes 4, 12, and 13)	—	—

Stockholders’ Equity:
Preferred stock, no par value	13,179	13,179
Discount on preferred stock	(991)	(1,245)
Common stock, $5 par value per share	19,486	19,486
Additional paid-in capital	12,988	12,978
Retained earnings (deficit)	(3,268)	300
Accumulated other comprehensive income	310	294

Total Stockholders’ Equity	41,704	44,992

Total Liabilities and Stockholders’ Equity	$534,970	$610,387

Preferred shares authorized	3,000,000	3,000,000
Preferred shares issued and outstanding	13,179	13,179
Common shares authorized	15,000,000	15,000,000
Common shares issued and outstanding	3,897,174	3,897,174

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Operations

For the Years Ended December 31, 2010, 2009, and 2008

(In thousands except per share data)

	2010	2009	2008
Interest and dividend income:
Loans, including fees	$20,723	$23,685	$26,276
Investment securities	3,318	5,860	4,091
Other	53	76	208

Total interest income	24,094	29,621	30,575

Interest expense:
Deposits	5,036	11,868	15,619
Other borrowings	2,624	3,087	2,265

Total interest expense	7,660	14,955	17,884

Net interest income	16,434	14,666	12,691
Provision for loan losses	6,441	5,547	6,291

Net interest income after provision for loan losses	9,993	9,119	6,400

Non-interest income:
Customer service fees	1,303	1,344	1,421
Increase in bank owned life insurance	361	364	362
Gain on sale of securities (net)	344	1,530	615
Other	29	59	36

Total non-interest income	2,037	3,297	2,434

Noninterest expense:
Salaries and employee benefits	6,959	7,040	7,054
Net occupancy expense	2,238	2,221	2,020
FDIC insurance assessments	975	1,505	328
Data processing	821	1,042	843
Professional services	1,066	1,194	465
Advertising	228	316	443
Goodwill impairment	—	—	591
Valuation allowances and net operating costs associated with foreclosed real estate	1,829	1,899	1,117
Other	2,232	2,297	2,231

Total non-interest expense	16,348	17,514	15,092

Loss before income taxes	(4,318)	(5,098)	(6,258)
Income tax benefit	(1,663)	(1,968)	(2,634)

Net loss	(2,655)	(3,130)	(3,624)
Preferred stock dividends and accretion	(914)	(637)	—

Net loss available to common stockholders	$(3,569)	$(3,767)	$(3,624)

Net loss per common share
Basic	$(0.92)	$(0.97)	$(0.92)

Diluted	$(0.92)	$(0.97)	$(0.92)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2010, 2009, and 2008

(In thousands except share and per share data)

	Preferred Stock		Discount on Preferred	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2007	—	$—	$—	3,920,752	$19,604	$11,716	$8,476	$444	$40,240
Stock options exercised	—	—	—	66,622	333	91	—	—	424
Stock repurchase	—	—	—	(96,200)	(481)	(241)	—	—	(722)
Current income tax benefit on options exercised	—	—	—	—	—	10	—	—	10
Stock based compensation expense	—	—	—	—	—	49	—	—	49
Cash dividends declared ($.20 per share)	—	—	—	—	—	—	(785)	—	(785)
Comprehensive loss:
Net loss	—	—	—	—	—	—	(3,624)	—	(3,624)
Other comprehensive income	—	—	—	—	—	—	—	999	999

Total comprehensive loss									(2,625)

Balance, December 31, 2008	—	—	—	3,891,174	19,456	11,625	4,067	1,443	36,591
Issuance of restricted stock	—	—	—	6,000	30	(30)	—	—	—
Restricted stock expense	—	—	—	—	—	6	—	—	6
Issuance of preferred & warrants	13,179	13,179	(1,414)	—	—	1,414	—	—	13,179
Cost of issuing preferred & warrants	—	—	—	—	—	(46)	—	—	(46)
Stock based compensation expense	—	—	—	—	—	9	—	—	9
Cash dividends on common	—	—	—	—	—	—	—	—	—
Cash dividends on preferred	—	—	—	—	—	—	(468)	—	(468)
Accretion of discount on preferred	—	—	169	—	—	—	(169)	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(3,130)	—	(3,130)
Other comprehensive loss	—	—	—	—	—	—	—	(1,149)	(1,149)

Total comprehensive loss									(4,279)

Balance, December 31, 2009	13,179	13,179	(1,245)	3,897,174	19,486	12,978	300	294	44,992
Restricted stock expense	—	—	—	—	—	8	—	—	8
Stock based compensation expense	—	—	—	—	—	2	—	—	2
Cash dividends on common	—	—	—	—	—	—	—	—	—
Cash dividends on preferred	—	—	—	—	—	—	(659)	—	(659)
Accretion of discount on preferred	—	—	254	—	—	—	(254)	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(2,655)	—	(2,655)
Other comprehensive income	—	—	—	—	—	—	—	16	16

Total comprehensive loss									(2,639)

Balance, December 31, 2010	13,179	$13,179	$(991)	3,897,174	$19,486	$12,988	$(3,268)	$310	$41,704

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2010, 2009, and 2008

(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(2,655)	$(3,130)	$(3,624)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,063	1,081	962
Deferred tax benefit	(1,681)	(1,346)	(1,381)
Provision for loan losses	6,441	5,547	6,291
Amortization of premiums on securities, net	537	214	28
Stock based compensation expense	2	9	49
Restricted stock expense	8	6	—
Increase in bank owned life insurance	(361)	(364)	(362)
Loss on sale of other real estate owned	155	99	190
Impairment valuation of other real estate owned	1,294	1,483	821
Loss (gain) on sale of premises and equipment	(15)	(24)	38
Gain on sale of securities	(450)	(2,028)	(615)
Impairment valuation of securities	105	498	—
Net changes in:
Accrued interest receivable	583	642	200
Other assets	5,263	(7,496)	(511)
Deferred loan costs, net	—	—	(96)
Accrued expenses and other liabilities	(301)	390	(573)

Net cash provided (used) by operating activities	9,988	(4,419)	1,417

Cash flows from investing activities:
Net change in federal funds sold	15,485	(24,815)	—
Activity in available for sale securities:
Purchases	(116,494)	(199,579)	(100,960)
Proceeds from sale	45,994	116,735	25,797
Maturities and calls of securities	99,967	57,293	24,959
Net loan originations and principal payments	13,187	4,027	(21,398)
Redemption (purchase) of FHLB stock	(126)	(58)	222
Purchase of premises and equipment	(172)	(600)	(2,192)
Proceeds from sale of premises and equipment	28	45	9
Additions to other real estate owned	—	(74)	(60)
Proceeds from sale of other real estate owned	2,650	1,244	2,455

Net cash provided (used) by investing activities	60,519	(45,782)	(71,168)

(continued)

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows, Continued

For the Years Ended December 31, 2010, 2009, and 2008

(In thousands)

	2010	2009	2008
Cash flows from financing activities:
Net increase (decrease) in deposits	$(77,748)	$49,377	$22,612
Net proceeds from (repayments of) FHLB advances	7,000	(10,000)	(9,000)
Issuance of subordinated debt	—	—	2,700
Issuance of preferred stock	—	13,133	—
Issuance of trust preferred securities	—	—	5,155
Net change in federal funds purchased	—	—	(7,513)
Net change in retail repurchase agreements	(1,079)	125	1,413
Net change in term repurchase agreements	—	—	45,000
Excess tax benefit from stock based compensation	—	—	10
Proceeds from issuance of common stock	—	—	424
Stock repurchase	—	—	(722)
Cash dividends paid on preferred stock	(659)	(381)	—
Cash dividends paid on common stock	—	—	(785)

Net cash provided (used) by financing activities	(72,486)	52,254	59,294

Net increase (decrease) in cash and cash equivalents	(1,979)	2,053	(10,457)
Cash and cash equivalents at beginning of year	12,544	10,491	20,948

Cash and cash equivalents at end of year	$10,565	$12,544	$10,491

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$7,718	$15,076	$18,527

Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Unrealized gains (losses) on securities available for sale, net of income tax effect	$16	$(1,149)	$999
Transfer of other real estate owned from loans receivable	4,180	4,674	7,178
Dividends declared, not paid	88	87	195

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements

December 31, 2010, 2009, and 2008

(Tabular amounts in thousands except share and per share data)

1. Summary of Significant Accounting Policies

Organization—Bank of the Carolinas Corporation (“the Company”) is a North Carolina-chartered bank holding company that was incorporated on May 30, 2006, for the sole purpose of serving as the parent bank holding company for Bank of the Carolinas (“the Bank”). The Bank is a FDIC-insured, North Carolina-chartered bank that began operations on December 7, 1998.

Because the Company has no significant operations and conducts no business on its own other than owning the Bank, the discussion contained in these footnotes concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and its subsidiary are collectively referred to herein as the Company unless otherwise noted.

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

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

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

Federal Home Loan Bank Stock—Investment in stock of the Federal Home Loan Bank is required by law of every member. The investment is carried at cost since redemptions of this stock have historically been at par. No ready market exists for the stock, and it has no quoted market value. The stock is presented in other assets. Due to the redemption provisions of the FHLB, the Bank estimates carrying value equals fair value and that it was not impaired at December 31, 2010. The stock had a carrying value of $2.1 million and $2.2 million at December 31, 2010 and 2009, respectively.

Other Real Estate Owned—Assets acquired through, or in lieu of, loan foreclosure are held for sale and initially recorded at the lower of the loan balance or the fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value. Expenses associated with maintaining these properties, are included in other non-interest expense. The provision for real estate losses is included in non-interest expense. Realized gains and losses on disposal of real estate are included in non-interest expense. Foreclosed assets are presented in other real estate owned. As of December 31, 2010, the Company held a variety of properties in other real estate owned, including 1-4 family residential real estate, commercial and one A&D property. These properties are generally held within the Company’s market area.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

Goodwill—Goodwill is recognized in business combinations to the extent that the price paid exceeds the fair value of the net assets acquired, including any identifiable intangible assets. Goodwill is not amortized, but is subject to fair value impairment tests on at least an annual basis. As of December 31, 2010, the Company has no goodwill on its balance sheet.

Income Taxes—The Company utilizes the liability method of computing income taxes. Under the liability method, deferred tax liabilities and assets are established for future tax return effects of the temporary differences between the stated value of assets and liabilities for financial reporting purposes and their tax bases. The focus is on accruing the appropriate balance sheet deferred tax amount, with the statement of income effect being the result of the changes in the balance sheet amounts from period to period. The current portion of income tax expense is provided based upon the actual tax liability incurred for tax return purposes.

An evaluation of the probability of being able to realize the future benefits of deferred tax assets is made. A valuation allowance is provided for the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company’s policy is to report interest and penalties, if any, in tax expense in the Consolidated Statements of Operations. The Company and its subsidiary each reflect the tax expense or benefit associated with the results of their individual operating results. During 2010, the Internal Revenue Service performed an audit of the Company’s federal tax returns for the years end 2008 and 2009. Their audit was triggered by the amount of refund received when the Company filed NOL carrybacks to tax years 2006 and 2007 of the tax losses incurred for the years ended December 31, 2008 and 2009. These carrybacks resulted in federal refunds of $1,335,390 and $727,906, respectively. The IRS concluded their audit as of February 23, 2011 with the Company paying income tax of $209,922 for the tax year 2006 and $52,259 in alternative minimum tax for tax year 2007. Due to the audits of 2008 and 2009, only the Company’s 2010 federal and state income tax returns are open and subject to examination.

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

Losses per share have been computed based on the following:

	Years Ended December 31,
	2010	2009	2008
	(in thousands except for share data)
Net loss applicable to common stock	$(3,569)	$(3,767)	$(3,624)

Average number of common shares outstanding used to calculate basic earnings per share	3,897,174	3,894,314	3,928,911
Additional potential common shares due to stock options and warrants	—	—	—

Average number of common shares outstanding used to calculate diluted earnings per share	3,897,174	3,894,314	3,928,911

The Company had 508,605, 38,538, and 11,577 shares that were considered anti-dilutive due to the net losses for the twelve month periods ended December 31, 2010, 2009, and 2008, respectively.

Stock Compensation Plans—The Company under generally accepted accounting principles accounts for stock option expense using the modified prospective method. The Company records expense as options are issued.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

Advertising Expense—The Company’s policy is to expense advertising cost as incurred.

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

The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$371	$(377)	$2,243
Reclassification adjustment for gains realized in net income	(344)	(1,530)	(615)

Net unrealized gains (losses)	27	(1,907)	1,628
Tax effect	(11)	758	(629)

Other comprehensive income (loss) net of tax	$16	$(1,149)	$999

Reclassifications—In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported cash flows, stockholders’ equity or net loss.

New Accounting Pronouncements—In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, which was subsequently codified by the FASB under ASC Topic 860 (“Topic 860”). Topic 860 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, Topic 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 as codified under ASC Topic 860 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The Company adopted this statement with no material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was subsequently codified by the FASB as ASC Topic 810 (“Topic 810-10”). Topic 810 amends FASB Interpretation No. 46(R), Variable Interest Entities, for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under Topic 810, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Topic 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. Topic 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS No. 167 as codified under ASC Topic 810 is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments. The Company adopted this statement with no material impact on its consolidated financial statements.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

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

In March 2010, the FASB issued new guidance impacting Receivables. The new guidance clarifies that a modification to a loan that is part of a pool of loans that were acquired with deteriorated credit quality should not result in the removal of the loan from the pool. This guidance is effective for any modifications of loans accounted for within a pool in the first interim or annual reporting period ending after July 15, 2010. The adoption of this guidance was not material to the Company’s consolidated financial statements.

In July 2010, the FASB issued new guidance impacting Receivables. The new guidance requires additional disclosures that will allow users to understand the nature of credit risk inherent in a company’s loan portfolios, how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses, and changes and reasons for those changes in the allowance for loan and lease losses. The new disclosures that relate to information as of the end of the reporting period are required as of December 31, 2010. The disclosures related to activity that occurs during a reporting period are effective for reporting periods beginning on or after December 15, 2010, except for the disclosure requirements relating to troubled debt restructurings, which have been indefinitely delayed pending the outcome of the FASB’s deliberations related to the definition of a troubled debt restructuring.

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

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

2. Investment Securities

The amortized cost, estimated fair values and carrying values of the investment securities portfolios are summarized as follows (dollars in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agency securities	$53,141	$746	$369	$53,518	$53,518
State and municipal securities	3,696	165	2	3,859	3,859
Corporate securities	962	—	22	940	940
Mortgage-backed securities	48,265	355	397	48,223	48,223

Total investment securities available for sale	106,064	1,266	790	106,540	106,540
Investment securities held to maturity:
Corporate securities	3,833	131	239	3,725	3,833

Total Investment Securities	$109,897	$1,397	$1,029	$110,265	$110,373

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agency securities	$98,617	$272	$577	$98,312	$98,312
State and municipal securities	5,840	269	4	6,105	6,105
Corporate securities	1,958	5	103	1,860	1,860
Mortgage-backed securities	29,247	596	10	29,833	29,833

Total investment securities available for sale	135,662	1,142	694	136,110	136,110

Investment securities held to maturity:
Corporate securities	3,894	131	202	3,823	3,894

Total Investment Securities	$139,556	$1,273	$896	$139,933	$140,004

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2010 is as follows (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Within 1 year	$9,223	$9,277
Over 1 year through 5 years	39,268	39,888
Over 5 years through 10 years	11,782	11,541
Over 10 years	1,359	1,336

	61,632	62,042
Mortgage backed securities	48,265	48,223

	$109,897	$110,265

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

The fair values of securities with unrealized losses at December 31, 2010 and 2009 are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2010:
Temporarily impaired securities:
U.S. Government agency securities	$17,543	$369	$—	$—	$17,543	$369
State and municipal securities	142	2	—	—	142	2
Mortgage backed securities	37,139	397	—	—	37,139	397
Corporate securities	939	22	1,000	239	1,939	261

Total	$55,763	$790	$1,000	$239	$56,763	$1,029

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2009:
Temporarily impaired securities:
U.S. Government agency securities	$45,310	$577	$—	$—	$45,310	$577
State and municipal securities	399	4	—	—	399	4
Mortgage backed securities	4,912	10	—	—	4,912	10
Corporate securities	1,000	202	858	103	1,858	305

Total	$51,621	$793	$858	$103	$52,479	$896

Management of the Bank believes all unrealized losses on available-for-sale securities as of December 31, 2010 represent temporary impairments related to market fluctuations. The unrealized losses on our securities are a nominal portion of the total value of the portfolio. The Bank had two corporate securities with unrealized loss positions at December 31, 2010 of less than 12 months in duration, which management believes were the result of market fluctuations. The Bank has no intention of selling these securities before their maturity and has the appropriate sources of liquidity to hold these securities until maturity so that no recognized losses will occur. The total carrying value of the two corporate securities with temporary unrealized losses was $939,000 at December 31, 2010. The Bank believes that the unrealized losses are primarily the result of the interest rate environment and general illiquidity currently in the marketplace for these types of securities. The corporate securities the Bank owns are subordinated debt and trust preferred securities issued by other banking organizations.

The Bank had one held-to-maturity corporate security at December 31, 2010 that had an unrealized loss position of longer than 12 months in duration. The Bank has no intention of selling this security before its maturity and has the appropriate sources of liquidity to hold the security until maturity so that no recognized loss will occur.

In December 2009, we received notice that the guarantor banking organization of a trust preferred security in which we had invested $1 million was exercising its right to defer interest payments to the issuing trust. As a result of this action, we performed a discounted cash flow analysis related to this security that assumed interest payments by the guarantor to the trust would be deferred for five years, which is the maximum deferral allowable under the terms of the security before an event of default occurs. We assumed that the dividend payments will be brought current after 5 years and would remain current over the remaining life of the security. As a result of this analysis, we recorded an impairment charge of $498,000 in December 2009 to reflect the effect of the deferral of dividends on our investment for five years and dividend payments resuming after five years at a discount rate representative of current market conditions. In December 2010, we updated this calculation and recorded an additional impairment of $105,000, for a total impairment of $603,000. In addition to the impairment charge, we have discontinued recognizing income from this investment until such time as the guarantor resumes interest payments to the issuing trust.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

The following shows the transactions recorded in the valuation allowance for other-than-temporary impairment of investment securities which is a component of investment securities (dollars in thousands):

Balance December 31, 2009	$498
Additions	105
Deductions	—

Balance December 31, 2010	$603

Investment securities with market values of $65.2 million and $82.4 million at December 31, 2010 and 2009, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law. Gross realized gains and losses for the years ended December 31, 2010, 2009, and 2008 are as follows (dollars in thousands):

	December 31,
	2010	2009	2008
	(dollars in thousands)
Realized gains	$457	$2,028	$615
Realized losses	(113)	(498)	—

	$344	$1,530	$615

3. Loans Receivable

Loans receivable are summarized as follows (dollars in thousands):

	December 31,
	2010	2009
Real estate loans:
Residential, 1-4 family	$78,750	$76,767
Commercial real estate	161,839	161,904
Construction	35,310	41,580
Home equity	31,465	30,775

Total real estate loans	307,364	311,026

Commercial business loans	51,581	75,762
Consumer loans:
Installment	4,300	3,303
Other	2,908	1,174

Total consumer loans	7,208	4,477

Gross loans receivable	366,153	391,265
Allowance for loan losses	(6,863)	(8,167)

Loans, net	$359,290	$383,098

The changes in the allowance for loan losses are summarized as follows (dollars in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Beginning balance	$8,167	$6,308	$4,245
Provision for loan losses	6,441	5,547	6,291
Charge-offs	(7,931)	(3,908)	(4,673)
Recoveries	186	220	445

Ending balance	$6,863	$8,167	$6,308

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

The following table details the 2010 ending balance in the allowance for possible loan losses by portfolio segment. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

In thousands	Ending Balance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Allowance for credit losses:
Commercial—Non Real Estate	$2,845	$513	$2,332
Commercial Real Estate	1,199	1,023	176
Construction & Development	845	44	801
Residential	1,758	988	770
Consumer—Non Real Estate	216	—	216
Unallocated	—	—	—

Total	$6,863	$2,568	$4,295

In accordance with generally accepted accounting principles, loans totaling approximately $35.3 million in non-homogenous groups were determined to be impaired as of December 31, 2010 while approximately $17.5 million were determined to be impaired as of December 31, 2009. Specific loan loss reserves of $2.6 million and $4.0 million, respectively, were related to these loans as of December 31, 2010 and 2009. These reserves were held against specific loan balances of $20.9 million and $11.3 million for 2010 and 2009, respectively. Income has been recognized on a cash basis on these loans since being placed in impaired status. The average balance invested in impaired loans during 2010 was approximately $23.7 and $12.2 million in 2009. All impaired loans as of December 31, 2010 and 2009 have been evaluated to determine whether a specific loan loss reserve is necessary.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

Impaired loans as of December 31, 2010, segregated by class of loans, were as follows (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial—Non Real Estate	$1,888	$2,012	$—	$2,083	$127
Commercial Real Estate
Owner occupied	6,805	7,755	—	7,778	412
Income producing	1,694	1,694	—	1,740	63
Multifamily	—	—	—	—	—
Construction & Development
1-4 Family	98	100	—	99	8
Other	1,141	1,192	—	1,247	56
Farmland	—	—	—	—	—
Residential
Equity Lines	37	80	—	80	6
1-4 Family	2,634	2,686	—	2,697	156
Junior Liens	18	20	—	20	2
Consumer—Non Real Estate
Credit Cards	—	—	—	—	—
Other	101	156	—	157	11

Total loans with no allowance	$14,416	$15,695	$—	$15,901	$841

With an allowance recorded:
Commercial—Non Real Estate	$2,633	$3,103	$513	$3,138	$149
Commercial Real Estate
Owner occupied	10,430	10,434	951	10,465	430
Income producing	2,899	2,899	72	2,924	123
Multifamily	—	—	—	—	—
Construction & Development
1-4 Family	1,138	1,138	44	1,138	69
Other	148	148	—	148	8
Farmland	—	—	—	—	—
Residential
Equity Lines	497	497	447	503	21
1-4 Family	3,117	3,134	516	3,141	142
Junior Liens	59	60	25	60	1
Consumer—Non Real Estate
Credit Cards	—	—	—	—	—
Other	—	—	—	—	—

Total loans with an allowance	$20,921	$21,413	$2,568	$21,517	$943

Total:
Commercial—Non Real Estate	$4,521	$5,115	$513	$5,221	$276
Commercial Real Estate	$21,828	$22,782	$1,023	$22,907	$1,028
Construction & Development	$2,525	$2,578	$44	$2,632	$141
Residential	$6,362	$6,477	$988	$6,501	$328
Consumer—Non Real Estate	$101	$156	$—	$157	$11

Totals	$35,337	$37,108	$2,568	$37,418	$1,784

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

Loans in non-accrual status were approximately $24.7 million and $9.2 million at December 31, 2010 and 2009, respectively. Interest accrued, but not recognized as income on these loans, was approximately $544,000 and $254,000 for the years ended December 31, 2010 and 2009, respectively. Non-accrual loans and an age analysis of past due loans, segregated by class of loans, were as follows (dollars in thousands):

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90-Days Past Due and Still Accruing	Non-accrual Loans
December 31, 2010:
Commercial—Non Real Estate	$2,250	$148	$1,380	$3,778	$47,803	$51,581	$—	$3,068
Commercial Real Estate
Owner occupied	4,321	—	3,785	8,106	96,100	104,206	—	13,827
Income producing	345	—	1,349	1,694	48,518	50,212	—	1,349
Multifamily	—	—	—	—	7,003	7,003	—	—
Construction & Development
1-4 Family	1,299	1,233	99	2,631	2,968	5,599	—	1,236
Other	286	—	251	537	29,174	29,711	—	1,038
Farmland	—	—	—	—	418	418	—	—
Residential
Equity Lines	503	87	—	590	30,875	31,465	—	432
1-4 Family	2,026	1,697	1,391	5,114	71,693	76,807	—	3,561
Junior Liens	—	—	—	—	1,943	1,943	—	78
Consumer—Non Real Estate
Credit Cards	—	—	—	—	—	—	—	—
Other	74	1	96	171	4,129	4,300	—	101
Other	—	—	—	—	2,908	2,908	—	—

Total	$11,104	$3,166	$8,351	$22,621	$343,532	$366,153	$—	$24,690

The Bank categorizes loans and leases into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. This categorization is made on all commercial, commercial real estate, and construction and development loans. The Bank uses the following definitions for risk ratings:

Special Mention—Loans and leases classified as special mention, while still adequately protected by the borrower’s capital adequacy and payment capability, exhibit distinct weakening trends and/or elevated levels of exposure to external conditions. If left unchecked or uncorrected, these potential weaknesses may result in deteriorated prospects of repayment. These exposures require management’s close attention so as to avoid becoming undue or unwarranted credit exposures.

Substandard—Loans and leases classified as substandard are inadequately protected by the borrower’s current financial condition and payment capability or of the collateral pledged, if any. Loans and leases so classified have a well-defined weakness or weaknesses that jeopardize the orderly repayment of debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

Doubtful—Loans and leases classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or orderly repayment in full, on the basis of current existing facts, conditions and values, highly questionable and improbable. Possibility of loss is extremely high, but because of certain important and reasonably specific factors that may work to the advantage and strengthening of the exposure, its classification as an estimated loss is deferred until its more exact status may be determined. The Company’s practice is to

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

charge-off the portion of the loan amount determined to be doubtful in the quarter that the determination is made if the repayment of the loan is collateral dependent.

Loss—Loans and leases classified as loss are considered to be non-collectible and of such little value that their continuance as bankable assets is not warranted. This does not mean the loan has absolutely no recovery value, but rather it is neither practical nor desirable to defer writing off the loan, even though partial recovery may be obtained in the future. Losses are taken in the period in which they surface as uncollectible.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans and leases is as follows (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss
Internal Risk Rating Grades
Commercial—Non Real Estate	$36,269	$9,381	$5,625	$306	$—
Commercial Real Estate
Owner occupied	65,512	17,632	21,062	—	—
Income producing	36,450	9,169	4,593	—	—
Multifamily	4,646	1,524	833	—	—
Construction & Development
1-4 Family	2,996	1,125	1,478	—	—
Other	25,169	2,939	1,402	201	—
Farmland	418	—	—	—	—

Totals	$171,460	$41,770	$34,993	$507	$—

All consumer-related loans, including residential real estate and non-real estate are evaluated and monitored based upon payment activity. Once a consumer related loan becomes past due on a recurring basis, the Company will pull that loan out of the homogenized pool and evaluate it individually for impairment. At this time, the consumer-related loan may be placed on the Company’s internal watch list and risk rated either special mention or substandard, depending upon the individual circumstances. Consumer related loans at December 31, 2010, segregated by class of loans, were as follows (dollars in thousands):

	Performing	Non- Performing
Risk Based on Payment Activity
Residential
Equity Lines	$31,069	$396
1-4 Family	73,682	3,125
Junior Liens	1,866	77
Consumer—Non Real Estate
Credit Cards	—	—
Other	4,294	6

Totals	$110,911	$3,604

Total:
Residential	$106,617	$3,598
Consumer—Non Real Estate	$4,294	$6

Totals	$110,911	$3,604

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

Directors and officers of the Bank and companies with which they are affiliated are customers of the Bank in the ordinary course of business and are considered “insiders.” Outstanding balances for term loans and lines of credit to insiders as of December 31, 2010 and 2009 were approximately $8.5 and $10.0 million, respectively.

The following table summarizes the Bank’s loan transactions with insiders for the year ended December 31, 2010 (dollars in thousands):

Balance, December 31, 2009	$9,954
Originations	2,024
Advances	271
Repayments and participations sold	(1,374)
Insider turnover	(2,341)

Balance, December 31, 2010	$8,534

Available lines of credit that can be drawn upon by insiders totaled $462,000 as of December 31, 2010.

4. Premises and Equipment

Premises and equipment are summarized as follows (dollars in thousands):

	December 31,
	2010	2009
Land	$1,826	$1,826
Buildings	10,260	10,261
Leasehold improvements	776	776
Furniture, fixtures and equipment	5,691	5,835

	18,553	18,698
Less, accumulated depreciation	5,447	4,688

	$13,106	$14,010

The Bank has entered into non-cancelable lease agreements for certain branch facilities. The leases expire through December 2017 and contain various renewal options. For the years ended December 31, 2010, 2009, and 2008, rental expense was approximately $275,000, $275,000, and $272,000, respectively.

The approximate minimum future lease payments are as follows (dollars in thousands):

2011	$280
2012	246
2013	135
2014	135
2015	135
Thereafter	100

$1,031

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

5. Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $147.4 million and $115.9 million at December 31, 2010 and 2009, respectively.

Contractual maturities of time deposits are summarized as follows (dollars in thousands):

	December 31,
	2010	2009
12 months or less	$177,102	$119,438
1-3 years	54,340	66,698
Thereafter	2,070	1,208

	$233,512	$187,344

At December 31, 2010 and 2009, the Company had $73.0 million and $71.0 million, respectively, in brokered CD’s.

6. Federal Home Loan Bank Advances

The Bank had total advances from the Federal Home Loan Bank (“FHLB”) of $22.0 and $15.0 million at December 31, 2010 and 2009, respectively. These advances were secured by certain of the Bank’s qualifying real estate loans. The weighted average interest rate on the advances was 1.92% and 3.15% at December 31, 2010 and 2009, respectively. The range of rates on the outstanding advances varied from 0.19% to 2.18%.

The contractual maturities of advances are as follows (dollars in thousands):

2011	$2,000
2012	10,000
2013	10,000

$22,000

The Bank has total remaining credit availability through the FHLB of approximately $112.0 million; however, FHLB advances can only be obtained on a secured basis. As of December 31, 2010, the Bank had pledged its FHLB stock and certain qualifying real estate loans as collateral to secure currently outstanding advances plus approximately $6.0 million in additional advances.

7. Federal Funds Purchased and Repurchase Agreements

The Bank had no federal funds purchased outstanding at December 31, 2010 and 2009. The Bank had $45.6 million outstanding in securities sold under agreements to repurchase at December 31, 2010 and $46.7 million in outstanding balances at December 31, 2009. A total of $45.0 million of these borrowings relate to two term repurchase agreements entered into during 2008. The following table contains certain pertinent information with respect to these two agreements at December 31, 2010 (dollars in thousands):

	Outstanding Principal Balance	Annual Effective Interest Rate	Final Maturity Date	Beginning Quarterly Call Dates	Collateral Requirement
Agreement dated 7/8/2008	$25,000	4.79%	7/8/2018	7/8/2013	$30,768
Agreement dated 8/20/2008	20,000	3.78	8/20/2015	8/20/2011	22,627

Total	$45,000	4.38%			$53,395

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

The remaining repurchase agreements were primarily overnight transactions offered as a cash management service to business customers. A summary of selected data related to federal funds purchased and securities sold under overnight agreements to repurchase follows (dollars in thousands):

	At or for the year ended December 31,
	2010	2009	2008
Maximum amount outstanding at any month-end during the year	$1,593	$2,558	$13,311
Balance outstanding at end of year	603	1,682	1,557
Average outstanding balance during the year	844	1,790	2,672
Average interest rate during the year	0.16%	0.68%	2.11%
Average interest rate at end of year (1)	0.13	0.53	2.07

(1)	Average rate for month of December

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

9. Income Taxes

The components of income tax benefit are as follows (dollars in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Current tax expense (benefit)
Federal	$—	$(622)	$(1,253)
State	18	—	—

	18	(622)	(1,253)

Deferred tax expense (benefit)
Federal	(1,663)	(1,351)	(1,078)
State	(18)	5	(303)

	(1,681)	(1,346)	(1,381)

Total income tax expense (benefit)	$(1,663)	$(1,968)	$(2,634)

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

The Company and its subsidiary each reflect the tax expense or benefit associated with the results of their individual operating results. The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% are reconciled as follows (dollars in thousands):

	2010	2009	2008
Computed income tax expense (benefit)	$(1,468)	$(1,733)	$(2,128)
Changes resulting from:
State tax expense (benefit), net of federal benefit	(197)	3	(237)
Non-taxable income	(112)	(266)	(301)
Other	114	28	32

Actual income tax expense (benefit)	$(1,663)	$(1,968)	$(2,634)

The components of deferred income taxes are as follows (dollars in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Allowance for loan losses	$2,535	$3,011
Accrued expenses	177	162
Accrued income	210	18
Reserve for other real estate valuation	983	715
State net economic loss carryovers	164	164
Federal net operating loss carryovers	1,971	447

	6,040	4,517

Deferred tax liabilities:
Depreciation and amortization	430	514
Prepaid expenses	297	395
Securities	166	154
Other	24	25

	917	1,088

Net deferred tax asset	$5,123	$3,429

Management has not established a valuation allowance as of December 31, 2010 or 2009, as we believe it is more likely than not that deferred tax assets will be utilized. Income tax expense (benefit) contains no interest or penalty amounts for the years ended December 31, 2010, 2009, or 2008.

The 2010 state net economic loss of approximately $4.5 million must be carried forward to future years. The Company has approximately $8.4 million in total state net economic loss carryovers which will expire between 2013 and 2015 if not previously utilized. The Company’s 2010 federal net operating loss of approximately $4.5 million may be carried forward for up to 20 years, if not previously utilized. The Company has approximately $5.8 million in total federal net operating loss carryovers which will expire between 2029 and 2030 if not previously utilized.

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

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. Management believes, as of December 31, 2010 and 2009, that the Company and the Bank met all capital adequacy requirements to which they are subject. Also see Other Regulatory Restrictions below.

Intercompany transactions

Restrictions on loans by the Bank to the Company are imposed by Federal Reserve Act Sections 23A and 23B, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its parent or other affiliate, if the loan is secured and so long as certain safety and soundness requirements and market terms requirements are met. If collateral is in the form of stocks, or other real or personal property, it must have a market value when the loan is made of at least 30% more than the amount of the loan; if the collateral is in the form of debt instruments, it must have a market value when the loan is made of at least 20% more than the amount of the loan; and if the collateral is in the form of obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $4.8 million at December 31, 2010. No 23A transactions existed at December 31, 2010 or 2009.

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

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain the minimum capital ratios. The Bank’s actual capital amounts (in thousands) and ratios and minimum requirements are set forth in the table below:

	Actual Capital		Capital needed to meet Regulatory Guidelines
	Ratio	Amount	Minimum	Well- Capitalized
As of December 31, 2010:
Total Capital (to Risk Weighted Assets):
Bank of the Carolinas	11.35%	$48,716	$34,341	$42,926
Bank of the Carolinas Corporation Consolidated	11.51	49,420	34,347	42,934
Tier 1 Capital (to Risk Weighted Assets):
Bank of the Carolinas	10.09	43,331	17,170	25,756
Bank of the Carolinas Corporation Consolidated	9.63	41,335	17,174	25,760
Tier I Leverage Capital (to Fourth Quarter Average Assets):
Bank of the Carolinas*	8.17	43,331	21,228	21,230
Bank of the Carolinas Corporation Consolidated	7.79	41,335	26,534	26,538

As of December 31, 2009:
Total Capital (to Risk Weighted Assets):
Bank of the Carolinas	11.25%	$52,885	$37,610	$47,012
Bank of the Carolinas Corporation Consolidated	11.67	54,873	37,620	47,025
Tier 1 Capital (to Risk Weighted Assets):
Bank of the Carolinas	10.01	47,066	18,805	28,207
Bank of the Carolinas Corporation Consolidated	9.86	46,348	18,810	28,215
Tier I Leverage Capital (to Fourth Quarter Average Assets):
Bank of the Carolinas*	7.38	47,066	25,497	25,504
Bank of the Carolinas Corporation Consolidated	7.27	46,348	31,872	31,879

*	As previously described the Company’s Board of Directors agreed to maintain the Bank’s Leverage Capital Ratio of 7.5% which is above the minimum level required by regulatory capital guidelines. At December 31, 2009, the Bank was below the agreed upon level, but corrected by March 31, 2010.

11. Employee Benefit Plan

The Bank has a 401(k) Plan to benefit employees. Employees that meet certain age and service requirements may participate in the Plan. Employees may contribute up to 75 percent of their compensation subject to certain limits based on federal tax laws. The Bank may make contributions to the Plan as determined by the Bank’s Board of Directors. For the years ended December 31, 2010, 2009, and 2008, expense attributable to the Plan amounted to approximately $0, $33,000, and $95,000, respectively.

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

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

The Bank had outstanding commitments to originate commercial and construction loans of approximately $34.3 million at December 31, 2010. These commitments were composed of variable rate loans, with interest rates based upon the prime rate. The commitments included various maturity terms with balloon payments due between one to five years.

The following summarizes the Bank’s approximate remaining available balance to customers under commitments to fund lines of credit at December 31, 2010 (in thousands):

Unfunded Commitments
Unfunded loan commitments	$34,328
Standby letter of credits	2,477

$36,805

13. Employment and Change of Control Agreements

The Company has entered into employment agreements with key employees. The employment agreements provide for three-year terms. In the majority of cases, commencing on the first anniversary date and continuing each anniversary date thereafter, the agreements automatically extend for an additional year so that the remaining terms shall remain three years. The agreements provide for severance payments and other benefits in the event of involuntary termination of employment in connection with any change in control of the Company. A severance payment will also generally be provided on a similar basis in connection with voluntary termination of employment where, subsequent to a change in control, the officer is assigned duties inconsistent with their position, duties, responsibilities and status immediately prior to such change in control. The severance payments are defined in each agreement, but in no case exceed 2.99 times the executive officer’s average annual compensation during the preceding five years. The employment agreements provide for termination by the Company for just cause at any time. The Company has not accrued any benefits under this post-employment agreement.

14. Stockholders’ Equity

Preferred Stock

The Company has 3 million shares of preferred stock authorized. At December 31, 2010, there were 13,179 shares of preferred stock issued and outstanding with a $1,000 per share liquidation preference. All of the shares were issued on April 17, 2009, in connection with the U.S. Treasury’s TARP Capital Purchase Program. In February 2011, the Company notified the U.S. Treasury of its intent to defer the payment of its regular quarterly cash dividend on its Series A Preferred Stock.

Common Stock

The Company has 15 million shares of $5 par value common stock authorized. There were 3,897,174 shares of common stock outstanding at both December 31, 2010 and 2009.

Warrants

In connection with the issuance of the preferred shares under the U.S. Treasury’s (“UST”) TARP Capital Purchase Program, the Company issued the UST an option to purchase 475,204 shares of its common stock for $4.16 per share. The Warrant expires April 17, 2019.

Equity-Based Plans

Under the Company’s 2007 Omnibus Equity Plan (which was approved by the Company stockholders during 2007 to replace the previous Employee Stock Option Plan and Directors Stock Option Plan which expired in 2008), the Company may grant incentive and non-qualified stock options, restricted stock awards and performance share awards to its officers

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

and employees, and non-qualified stock options and restricted stock awards to its directors, for up to an aggregate of 300,000 shares of common stock. The exercise price of each option equals the market price of the Company’s stock on the date of grant and grants have a maximum term of ten years.

The Company granted 0, 8,000, and 16,500 options during the years ended December 31, 2010, 2009, and 2008, respectively. The options were granted with a weighted average fair market value of $5.25 per share. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.

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

Stock based compensation expense was $2,000, $9,000, and $49,000 in 2010, 2009, and 2008, respectively. Total unrecognized compensation expense related to nonvested stock based awards at December 31, 2010 is approximately $10,000 and will be recognized over a weighted average period of 1.53 years.

Accounting principles generally accepted in the United States of America require the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (“excess tax benefits”) to be classified as financing cash flows. Excess tax benefits totaling $0, $0 and $10,000 are classified as a financing cash inflow for the years ended December 31, 2010, 2009, and 2008, respectively. There were no options exercised in 2010.

A summary of the status of the Company’s stock options and stock awards as well as the warrants issued to the U.S. Treasury as of December 31, 2010 and changes during the year then ended is presented below:

For the Year ended December 31, 2010
Stock Options and Warrants			Restricted Stock Awards
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Grant Date Fair Value
Options outstanding at beginning of year	55,025	$7.06	Outstanding at beginning of year	6,000	$5.25
Options granted	—	—	Granted	—	—
Options exercised	—	—	Forfeited	—	—

Options forfeited	(10,140)	9.65	Outstanding at end of year	6,000	$5.25

Options expired	(11,485)	4.06

Options outstanding at end of year	33,400	7.31
Warrants issued and outstanding at end of year	475,204	4.16

Total Options and warrants outstanding at end of year	508,604	$4.37

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

At December 31, 2010
Stock Options and Warrants Outstanding					Stock Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
4.06-5.99	23,000	8.05 years	5.25	—	16,600	5.25	—
6.00-16.90	10,400	3.76 years	11.86	—	10,400	11.86	—

Total Options	33,400	6.76 years	7.31	—	27,000	7.79	—
Total Warrants	475,204	8.29 years	4.16	165	475,204	4.16	165

Total Options and warrants	508,604	8.19 years	$4.37	$165	502,204	$4.46	$165

15. Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Accounting principles generally accepted in the United States of America exclude certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Bank.

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

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

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

The approximate carrying and estimated fair values of financial instruments are summarized below (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$10,565	$10,565	$12,544	$12,544
Federal funds sold	9,330	9,330	24,815	24,815
Investment securities	110,373	110,265	140,004	139,933
Loans receivable, net	359,290	357,952	383,098	384,770
Bank owned life insurance	10,371	10,371	10,010	10,010
Other assets	8,498	8,498	14,244	14,244

Financial liabilities:
Deposits:
Demand, Savings, and Money Market	182,657	182,657	306,573	306,573
Time	233,512	234,236	187,344	188,146
Other borrowings	75,458	82,288	69,537	74,716
Other liabilities	1,639	1,639	1,941	1,941

Effective January 1, 2008, accounting principles generally accepted in the United States of America require that certain assets and liabilities be measured at fair value and to record any adjustments to the fair value of those assets. Securities are recorded at fair value on a recurring basis while other assets are recorded at fair value on a non-recurring basis such as impaired loans and other real estate owned.

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

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

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

(In thousands)	Total at 12/31/2010	Level 1	Level 2	Level 3
Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$53,518	$—	$53,518	$—
State and municipals	3,859	—	3,859	—
Corporate	4,665	—	4,665	—
Mortgage-backed	48,223	—	48,223	—
Assets valued on a non-recurring basis
Impaired loans	32,769	—	32,769	—
Other real estate owned	8,314	—	8,314	—

Total	$151,348	$—	$151,348	$—

(In thousands)	Total at 12/31/2009	Level 1	Level 2	Level 3
Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$98,312	$—	$98,312	$—
State and municipals	6,105	—	6,105	—
Corporate	5,683	—	5,683	—
Mortgage-backed	29,833	—	29,833	—
Assets valued on a non-recurring basis
Impaired loans	13,509	—	13,509	—
Other real estate owned	8,233	—	8,233	—

Total	$161,675	$—	$161,675	$—

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

16. Parent Company Financial Information

The condensed balance sheets for 2010 and 2009, and the statements of operations and cash flows for the parent company as of and for the periods ended December 31, 2010, 2009, and 2008 are presented below (in thousands):

Condensed Balance Sheets

	2010	2009
Assets
Cash	$728	$1,972
Investment in wholly owned subsidiary	48,319	50,455
Other assets	617	525

Total Assets	$49,664	$52,952

Liabilities and Stockholder’s equity:
Borrowings	$7,855	$7,855
Other liabilities	105	105
Stockholder’s Equity	41,704	44,992

Total Liabilities and Stockholder’s Equity	$49,664	$52,952

Condensed Statements of Operations

	2010	2009	2008
Dividends from subsidiary	$—	$—	$—
Interest on deposits in other banks	10	79	2
Other income	1	—	—

Total operating income	11	79	2

Loss on sale of securities	—	—	—
Interest expense on borrowed funds	277	311	274
Other	113	102	74
Equity in undistributed loss of subsidiary	2,402	2,903	3,379

Total operating expense	2,792	3,316	3,727

Loss before taxes	(2,781)	(3,237)	(3,725)
Income tax benefit	(126)	(107)	(101)

Net loss	(2,655)	(3,130)	(3,624)
Preferred stock dividends and accretion	(914)	(637)	—

Net loss available to common shareholders	$(3,569)	$(3,767)	$(3,624)

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

Condensed Statements of Cash Flows

	2010	2009	2008
Cash Flows from Operating Activities:
Net loss	$(2,655)	$(3,130)	$(3,624)
Equity in undistributed net loss of subsidiary	2,402	2,903	3,379
Change in other assets	(91)	9	(381)
Change in other liabilities	9	15	19

Net cash used by operating activities	(335)	(203)	(607)

Cash Flows from Investing Activities:
Investment in subsidiary	(250)	(10,800)	(5,979)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	—	424
Stock repurchase	—	—	(722)
Issuance of trust preferred securities	—	—	5,155
Issuance of subordinated debt	—	—	2,700
Issuance of preferred stock	—	13,179	—
Cash dividends paid on preferred stock	(659)	(381)	—
Cost of issuing preferred stock	—	(46)	—
Excess tax benefit from stock based compensation	—	—	10
Cash dividends paid on common stock	—	(195)	(784)

Net cash provided (used) by financing activities	(659)	12,557	6,783

Net increase (decrease) in cash and cash equivalents	(1,244)	1,554	197
Cash and cash equivalents at beginning of year	1,972	418	221

Cash and cash equivalents at end of year	$728	$1,972	$418

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

The Company’s Management’s Report on Internal Control Over Financial Reporting appears below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to an exemption from that requirement available to smaller reporting companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the above evaluation of the Company’s disclosure controls and procedures, no change in the Company’s internal control over financial reporting was identified that occurred during the quarter ended December 31, 2010 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table lists information about each of our current directors, including a description of his or her principal occupation and business experience. There are no family relationships among directors and executive officers of the Company.

Name and Age	Positions With Us and the Bank (1)	Year First Elected (2)	Principal Occupation and Business Experience
Jerry W. Anderson (71)	Director	1998	Partner, Anderson Aggregates, LLC (land clearing) since 1999; previously, President, Anderson Chip & Pulpwood, Inc., from 1986 until its merger with Anderson Aggregates in 1999

Alan M. Bailey (70)	Director	1998	Private investor; previously, owner and operator, 801 Shell Service (gasoline station)

William A. Burnette (70)	Director	1998	Managing Partner, The Hillsdale Group LLC (real estate development); Managing Partner, Burnfam Limited Partnership (golf courses and real estate development); Manager, Hillsdale West Business Park Associates LLC (real estate development); President, Davie Properties Inc. (real estate development); Managing Partner, East Davie Company, Ltd. (real estate development)

John A. Drye (47)	Director	2002	Partner, Central Carolina Insurance Agency (general insurance agency)

John W. Googe (85)	Director	2001	President and Chief Executive Officer, Flex-Pay Business Services, Inc. (payroll services); Director, Flight Op (aircraft charter) (2008-present); Manager, Coliseum Drive Association (real estate) (2005-present); Manager, Southeastern Pension Co. (pension record keeping) (2009-present)

Henry H. Land (68)	Director	2002	Retired; previously, Partner, McClary, Stocks, Smith, Land & Campbell, P.A., Certified Public Accountants (1988-2006)

Steven G. Laymon (49)	Director	1998	Optometrist; President and owner, Steven G. Laymon, O.D., P.A. (optometric practice)

Name and Age	Positions With Us and the Bank (1)	Year First Elected (2)	Principal Occupation and Business Experience

Robert E. Marziano (61)	Director	1998	President and Chief Executive Officer, Bank of the Carolinas, 1998–2010; President and Chief Executive Officer, Bank of the Carolinas Corporation, 2006–2010; Senior Vice President, First Bank, 1997–1998; President and Chief Executive Officer, Old North State Bank, 1989–1997

Grady L. McClamrock, Jr. (58)	Director	2001	Attorney; owner, Grady L. McClamrock, Jr., J.D., P.A. (law firm)

Lynne Scott Safrit (52)	Director	2002	President, North American Commercial Operations, Castle & Cooke, Inc. (property management and development)

Francis W. Slate (88)	Director; Chairman of the Board of Directors	1998	Mayor, Town of Mocksville; retired General Surgeon, Mocksville Surgical Associates, P.A.

Stephen R. Talbert (65)	Director; Vice Chairman of the Board of Directors; President and Chief Executive Officer	2002	Our executive officer (3)

(1)	Members of certain committees of our Board are as follows:

Audit Committee	Corporate Governance Committee	Risk Oversight Committee	Executive Committee
Henry H. Land - Chairman	John A. Drye - Chairman	John W. Googe - Chairman	Francis W. Slate - Chairman
Alan M. Bailey	Alan M. Bailey	Henry H. Land	William A. Burnette
Steven G. Laymon	William A. Burnette	Stephen R. Talbert	John W. Googe
Lynne Scott Safrit	John W. Googe	Lynne Scott Safrit	Steven G. Laymon
Francis W. Slate	Steven G. Laymon	John A. Drye	Grady L. McClamrock, Jr.
	Grady L. McClamrock, Jr.		Stephen R. Talbert

(2)	“Year first elected” refers to the year in which each individual first became a director of the Bank. Each nominee first became our director at the time we were incorporated during 2006 as the Bank’s holding company. Messrs. Drye, Land and Talbert and Ms. Safrit previously served as directors of BOC Financial Corp and were appointed as directors of the Bank following our merger with that company on December 31, 2001.
(3)	Information regarding Mr. Talbert’s business experience is included in his listing below under the heading “Executive Officers.”

Factors Bearing on Qualifications of Directors

The experience, qualifications, attributes, skills and other factors that leads our Board to conclude that each of our directors listed in the table above should serve, or continue to serve, as a director are described below.

Jerry W. Anderson

•	Understanding of our culture, values and goals from service as our director since 1998

•	Management and business experience through ownership and operation of Anderson Aggregates for over 40 years

•	Board experience for 25 years with Energy United

•	Active in civic clubs in Davie County

•	Understanding of the banking and financial needs of small business owners through personal experience operating a business for over 40 years

Alan M. Bailey

•	Understanding of our culture, values and goals from service as our director since 1998

•	Management and business experience through ownership and operation of 801 Shell Service and Bailey’s Auto Sales for over 30 years

•	Graduate of NC Bank Directors’ College

•	Respected in the Davie County business community as his family has been in business for over 100 years

•	Understanding of the banking and financial needs of small business owners through personal experience operating a business for over 30 years

William A. Burnette

•	Understanding of our culture, values and goals from service as our director since 1998

•

Over 50 years business experience in various industries from tobacco companies to the hospitality industry, and understanding of world markets and currencies through foreign business activities and travel

•	Prior bank board experience with Salem Trust Bank

•	Understanding of the banking and financial needs of commercial developers and small business owners through his current business ventures

John A. Drye

•	Understanding of our culture, values and goals from service as our director since 2002

•	Has previous banking experience through service as a director of BOC Financial Corp and the former Bank of the Carolinas from 1993 until their merger with the Bank in 2001

•	Management and business experience in the insurance industry as partner in a property and casualty insurance agency for 20 years

•	Received MBA degree from the University of Georgia, with a concentration in finance and risk management (1988)

•	Active involvement in church and civic clubs of Rowan County

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

•	Serves as Chairman of our Audit Committee and, based on his accounting training and experience, is an “audit committee financial expert”

•	Understanding of the banking and financial needs of small and mid-size businesses through his personal experience operating a business and providing accounting services to business clients

Steven G. Laymon

•	Understanding of our culture, values and goals from service as our director since 1998

•	Over 24 years of professional experience in the health care industry as an optometrist serving the residents of Davie County

•	Management and business experience through building and operating his optometric practice

•	Active involvement in the community through service on various boards within our market area

•	Understanding of the banking and financial needs of small business owners through personal experience operating a business for over 24 years

Robert E. Marziano

•	Understanding of our culture, values and goals from service as our director since 1998

•	Served as the Bank’s Chief Executive Officer from 1998 to 2010, and has over 40 years of banking experience, including 20 years of experience in executive management positions

•	Substantial personal financial interest in our long-term growth, stability, and success because of his significant personal ownership of our shares

•	Visible and active as a community leader in the Bank’s markets

Grady L. McClamrock, Jr.

•	Understanding of our culture, values and goals from service as our director since 2001.

•	Is a practicing attorney with business experience through owning and managing his law practice

•	Visible and active as a community leader serving on various boards within our marketing area

•	Understanding of the banking and financial needs of small and mid-size businesses in our market area through experience providing legal services

Lynne Scott Safrit

•	Understanding of our culture, values and goals from service as our director since 2002

•	Has previous banking experience through service as a director of BOC Financial Corp and the former Bank of the Carolinas from 1995 until their merger with the Bank in 2001

•	Management and business experience in commercial real estate industry through more than 15 years as president of a national real estate development company

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

Stephen R. Talbert, age 65, serves as our and the Bank’s Vice Chairman, President, and Chief Executive Officer. He joined the Bank on December 31, 2001, in connection with the Bank’s acquisition of BOC Financial Corp. Previously, he had served as Chairman, President and Chief Executive Officer of BOC Financial Corp since its organization during 1998, and in the same positions with that company’s bank subsidiary or its predecessor since 1971. He served as the Bank’s Chairman and Executive Vice President from 2002 to 2004 and has been Vice Chairman since 2004. Prior to being appointed President and Chief Executive Officer, Mr. Talbert served as our Interim Chief Executive Officer from August to September 2010.

Eric E. Rhodes, age 50, was elected to serve as our Vice President and Chief Financial Officer and the Bank’s Executive Vice President and Chief Financial Officer during October 2010. He was previously elected to serve as our Vice President and Chief Financial Officer and as Senior Vice President and Chief Financial Officer of the Bank on June 29, 2010. Mr. Rhodes formerly served as our Vice President and Chief Financial Officer and as the Bank’s Senior Vice President and Chief Financial Officer from 2005 until May 2008. Following his resignation in 2008, Mr. Rhodes served as a consultant to the Bank until August 2008. From September 2008 until he was reemployed by the Bank in May 2010, his principal occupation was as a private investor. Previously, he was employed by Rowan Bank in China Grove, North Carolina from 1990 to 2004, where he last served as Senior Vice President and Chief Financial Officer.

George E. (“Ed”) Jordan, age 52, was appointed to serve as Chief Operating Officer of the Bank on November 24, 2010. Mr. Jordan previously served as the Bank’s Executive Vice President since January 2008 and, in that position, supervised the Bank’s financial services, marketing and sales functions and served as regional executive for the Bank’s offices located in Stokes, Forsyth, Davidson and Randolph Counties. Prior to that, he served as the Bank’s President and Chief Operating Officer from May 2004 to January 2008. Prior to his employment with the Bank, Mr. Jordan was employed by Wachovia Bank for 24 years where his positions included supervisory responsibility over city executives for several of that bank’s Triad area offices and service as that bank’s Senior Vice President and Business Banking Sales Director with responsibilities for middle market lending.

Harry E. Hill, age 65, was elected as the Bank’s Executive Vice President during January 2001. He was employed by our organizing group during 1998 and became Senior Vice President of the Bank when it began operations during 1998, and he currently functions as the Bank’s business development officer in Davie County. Previously, he served as Vice President of Southern National Bank and its successor, Branch Banking & Trust Company, in Welcome, North Carolina, from 1994 to 1998, and as Business Development Officer of Davidson Savings Bank from 1992 to 1994.

Robert W. Johnson, age 60, was elected as our executive officer in June 2010. He was first elected as the Bank’s Chief Lending Officer in June 2009. Prior to joining the Bank, Mr. Johnson was a bank examiner with the North Carolina Office of the Commissioner of Banks from 2007 to 2009 and also from 2005 to 2007. During 2007, Mr. Johnson was a lending officer with Southern Community Bank.

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

The Committee reviews various reports from our independent accountants (including its annual audit report on our consolidated financial statements), financial reports we file under the Securities Exchange Act of 1934, and reports of examinations by our regulatory agencies, and it generally oversees our internal audit program. Also, as described in this Report under Item 13 (Certain Relationships and Related Transactions, and Director Independence), our Board has directed the Audit Committee to monitor and make annual reports regarding the independence of our directors. The Committee met ten times during 2010.

Audit Committee Financial Expert

Mr. Land, the Chairman of the Audit Committee, is a certified public accountant with 43 years of accounting experience, including approximately 20 years in public accounting. Our Board of Directors believes that Mr. Land is an “audit committee financial expert” as that term is defined by rules of the Securities and Exchange Commission.

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

Henry H. Land

Post Office Box 166

Kannapolis, NC 28082

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors and executive officers are required by federal law to file reports with the Securities and Exchange Commission regarding the amounts of and changes in their beneficial ownership of our common stock. Based on our review of copies of those reports, we are required to disclose failures to report shares beneficially owned or changes in beneficial ownership, and failures to timely file required reports, during previous years. We currently are not aware of any of our directors or executive officers who, during 2010, failed to report shares beneficially owned or to timely file a required report.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary

The following table shows the cash and certain other compensation paid or provided to or deferred by the named executive officers for 2010 and 2009. Our executive officers are compensated by the Bank for their services as its officers, and they receive no separate salaries or other cash compensation from us for their services as our officers

SUMMARY COMPENSATION TABLE

Name and Principal Position (1)	Year	Salary (4)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation (5)	Total
Stephen R. Talbert (2) Vice Chairman, President and Chief Executive Officer	2010	$85,211	-0-	-0-	-0-	-0-	$3,563	$88,774
	2009	72,250	-0-	-0-	-0-	-0-	6,296	78,456

Robert E. Marziano (3) Former Chairman, President and Chief Executive Officer	2010	$217,592	-0-	-0-	-0-	-0-	$13,582	$231,174
	2009	280,000	-0-	-0-	-0-	-0-	18,063	298,063

Harry E. Hill Executive Vice President	2010	$149,073	-0-	-0-	-0-	-0-	$7,682	$156,755
	2009	136,000	-0-	-0-	-0-	-0-	11,847	147,847

Robert W. Johnson Senior Vice President and Chief Lending Officer	2010	$135,000	-0-	-0-	-0-	-0-	$2,968	$137,968
	2009	85,146	-0-	-0-	-0-	-0-	1,194	86,340

(1)	Messrs. Marziano and Talbert served as members of our Board of Directors during 2010 and 2009. Compensation paid to Mr. Marziano for his service on the board of directors is included under the heading “All Other Compensation.” Mr. Talbert received no additional compensation for his service as a director.
(2)	Mr. Talbert was appointed as our and the Bank’s Interim Chief Executive Officer on August 10, 2010, and was appointed as our and the Bank’s President and Chief Executive Officer on September 22, 2010. Amounts included for 2009 and a portion of 2010 reflect compensation paid to Mr. Talbert as Branch Manager of the Bank’s Landis office.
(3)	Mr. Marziano resigned from his positions as our and the Bank’s President and Chief Executive Officer on September 17, 2010.
(4)	Reflects total salary paid by the Bank each year, including the amount of salary deferred at each officer’s election under our Section 401(k) plan.
(5)	The following table describes each officer’s “Other Compensation” for 2010:

Description	Mr. Talbert	Mr. Marziano	Mr. Hill	Mr. Johnson
The Bank’s contributions for the officers’ accounts under our Section 401(k) plan	-0-	-0-	-0-	-0-
Portion of total premium paid by the Bank on a key-man life insurance policy that is attributable to death benefits payable to the officer’s beneficiary	-0-	$3,864	-0-	-0-
Our estimated aggregate incremental cost related to personal benefits received during 2010 (a)	$3,563	7,168	$7,682	$2,968
Director fees	-0-	2,550	-0-	-0-

Total	$3,563	$13,582	$7,682	$2,968

(a)	Our executive officers receive, or we may treat them as receiving, various non-cash personal benefits. During 2010, the personal benefits received by the named officers included:

•	for Mr. Talbert, personal use of a Bank-owned vehicle and the Bank’s payment of club dues;

•

for Mr. Marziano, the Bank’s payment of club dues, premiums paid by the Bank for family coverage under our group insurance plans over and above amounts paid for other employees, and compensation for service on the board of directors;

•	for Mr. Hill, personal use of a Bank-owned vehicle and the Bank’s payment of club dues; and

•	For Mr. Johnson, personal use of a Bank-owned vehicle.

We also provide our officers with group life, health, medical and other insurance coverages that are generally available on the same basis to all salaried employees. The cost of that insurance is not included in the table.

Employment Agreements

Mr. Marziano was employed by the Bank under an employment agreement. The original terms of the agreement provided for a “rolling” term of employment of three years that, at the end of each year, would be extended by one additional year. The agreement also provided for:

•	annual base salary (which was subject to review and periodic increase by the Bank’s Board) of at least $250,000; and

•	the right to participate in bonus or incentive plans and other benefits made available by the Bank to its executive officers; and

Mr. Marziano’s agreement was terminated effective September 17, 2010. Subject to certain limitations, the terms of the agreement provided for payments and benefits to be provided to Mr. Marziano, and for his ability to compete against the Bank to be limited, after a termination of his employment under various circumstances (including a termination following a change in control of our company or the Bank). Those provisions, and the limitations on their operation, are described below under the caption “Potential Payments Upon Termination of Employment or a Change of Control.”

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

Options covering a total of 8,000 shares have been granted to Mr. Johnson. Of these 8,000 shares, 1,600 were exercisable on December 31, 2010.

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

Like most financial institutions, our recent financial performance has been negatively affected by the decline in the economy and in real estate values in our banking markets, and increased levels of non-performing loans, loan charge-offs and provisions to our allowance for loan losses. As a result, for 2007, we did not achieve the minimum performance targets and no awards were paid under the Plan, and our Board chose not to implement the Plan at all for 2008, 2009, and 2010. As a result, none of our officers and employees were eligible to receive any cash awards under the plan, and no such awards were paid, for either of those years.

Potential Payments Upon Termination of Employment or a Change of Control

Agreements with Robert E. Marziano.    The terms of various agreements or arrangements between the Bank Mr. Marziano provided for him to receive payments and benefits if his employment terminated under various circumstances or following a change in control of our company or the Bank. However, during April 2009, we became a participant in the U.S. Department of the Treasury’s (“Treasury”) TARP Capital Purchase Program (the “CPP”). Under rules adopted by Treasury under the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009, that apply to CPP participants (the “CPP Rules”), we believe we are prohibited from paying severance, “golden parachute,” or other such payments to any of our senior executive officers, or to certain of our other employees, in connection with any termination of their employment for any reason while we remain a CPP participant, other than payments relating to services already performed or benefits already accrued.

In order to comply with the CPP Rules, each of our executive officers have agreed that our Board of Directors or Corporate Governance Committee may unilaterally, and without the officer’s consent, modify any of their compensation agreements or arrangements (including by reducing or eliminating severance benefits) to the extent the Board, in its judgment, considers necessary to comply with the CPP Rules and guidance governing compensation paid by CPP participants. As a result, notwithstanding the terms of the above agreements and arrangements with Mr. Marziano, no severance or golden parachute payments has been made to him.

Change in Control Agreement with Robert W. Johnson.    The Bank entered into a change in control agreement with Robert W. Johnson, the Bank’s Senior Vice President and Chief Lending Officer, on September 16, 2009. This agreement provides Mr. Johnson with cash payments in the event of a termination of his employment with the Bank under certain circumstances in connection with a change in control of the Bank. At December 31, 2010, Mr. Johnson was not included in the category of employees to whom we were prohibited from paying such benefits under the CPP Rules. Under the agreement, a “change in control” will be deemed to have occurred if:

1.	any “Person” (as such term is defined in the Securities Exchange Act of 1934) directly or indirectly, in any manner, acquires beneficial ownership of more than 50% of the shares entitled to vote in the election of directors of the Bank or the Company, or in any manner acquires control of the election of a majority of the directors of the Bank or the Company; or

2.	the Bank or the Company consolidates or merges with or into another corporation, or otherwise is reorganized, where the Bank or the Company is not the resulting or surviving corporation in such transaction; or

3.	all or substantially all of the assets of the Bank or the Company are sold or otherwise transferred to or acquired by any other corporation, association, person, entity or group.

If the Bank terminates Mr. Johnson’s employment other than for “cause” at the effective time of, or any time within two years following a change in control, then Mr. Johnson will be entitled to receive an amount equal to his base salary for 36 months at his annual rate of salary in effect at the time of termination. At December 31, 2010, Mr. Johnson’s base salary was $135,000.

The Bank has “cause” to terminate Mr. Johnson upon:

1.	a good faith determination by the Bank that (a) Mr. Johnson has materially breached any code of conduct or ethics policy that applies to him or the Bank’s employees generally; (b) following reasonable notice and opportunity to correct deficiencies, Mr. Johnson fails to perform or discharge his duties or responsibilities in a reasonably competent and satisfactory manner; (c) Mr. Johnson has engaged in willful misconduct or conduct which is materially detrimental to the general business prospects of the Bank or the Company or which has had or likely will have a material adverse effect on the Bank’s or the Company’s business or reputation.

2.	Mr. Johnson’s violation of any federal or state law or regulation applicable to the Bank or the Company which results from Mr. Johnson’s negligence, willful misconduct, or intentional disregard of such law or regulation and which results in any substantial damage to the Bank or the Company or their reputation

3.	the commission in the course of employment of an act of fraud, embezzlement, theft, or proven person dishonesty by Mr. Johnson;

4.	the conviction of Mr. Johnson of any felony or any criminal offense involving dishonesty or breach of trust or any other event which disqualifies Mr. Johnson from serving as an employee of the Bank

5.	the exclusion of Mr. Johnson by the carrier or underwriter from coverage under the Bank’s then-current “blanket bond” or other fidelity bond or insurance policy, or the occurrence of an event which the Bank believes will result in such exclusion;

If, at the effective time of or within two years of a change in control, a “termination event” occurs, and Mr. Johnson voluntarily terminates his employment, then Mr. Johnson will be entitled to receive an amount equal to his base salary for 36 months at his annual rate of salary in effect at the time of termination. At December 31, 2010, Mr. Johnson’s base salary was $135,000.

A “termination event” will be deemed to have occurred if Mr. Johnson’s base salary is materially reduced or Mr. Johnson is transferred to a job location more than 25 miles from his job location at the time of the change in control;

Life Insurance Benefits.    During 2010, the Bank maintained a key-man term life insurance policy covering Mr. Marziano. The total death benefit under the policy was $800,000, of which $500,000 was to be paid to the Bank upon his death. The remaining $300,000 of the death benefit was to be paid to Mr. Marziano’s beneficiary.

We also provide life insurance benefits to each of the named executive officers under our group life insurance plan in which all employees participate on the same terms. Under the group plan, death benefits are payable to a participant’s beneficiaries equal to two times the participant’s annual salary rate at the time of his or her death.

Accelerated Vesting of Stock Options.    Under our Omnibus Equity Plan, in the event of a change in control of our company, our Corporate Governance Committee may provide for outstanding stock options and other equity awards under the plan to be assumed by or converted into awards covering shares of the acquiring or surviving company. Alternatively, the Committee may accelerate the vesting of outstanding awards so that they become exercisable in full immediately before the change in control becomes effective. On December 31, 2010, Mr. Johnson had 6,400 unvested stock options that could have been subject to accelerated vested if a change in control had occurred on that date.

DIRECTOR COMPENSATION

General

Directors’ Fees.    Our non-employee directors serve and are compensated as directors of the Bank. Our and the Bank’s Boards usually meet jointly, and directors do not receive any additional cash compensation for their services as our directors unless our Board meets separately. The following table describes our standard schedule of fees paid to our non-employee directors for their service during 2010.

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

Mr. Talbert is compensated as an officer of the Bank, and he receives no additional compensation for his service as a director.

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

No stock options or other equity awards of any type were granted under the Omnibus Equity Plan to any of our directors during 2010.

Director Compensation for 2010

The following table summarizes the compensation paid or provided to our non-employee directors for their services during 2010. Although they served as directors during 2010, Michael D. Larrowe, Robert E. Marziano, and Stephen R. Talbert are not listed in the table. Messrs. Larrowe and Talbert were compensated as officers and employees of the Bank and they received no separate or additional compensation for their services as directors. Mr. Marziano was compensated as an officer and employee of the Bank until his resignation, after which he began to receive compensation for his service as a director. Amounts paid to Mr. Marziano for his service as a director are included in the Summary Compensation Table.

2010 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Jerry W. Anderson	$15,575	$-0-	$15,575
Alan M. Bailey	20,475	-0-	20,475
William A. Burnette	16,700	-0-	16,700
John A. Drye	20,575	-0-	20,575
Thomas G. Fleming (2)	7,275	-0-	7,275
John W. Googe	20,300	-0-	20,300
Henry H. Land	20,400	-0-	20,400
Steven G. Laymon	18,025	-0-	18,025
Grady L. McClamrock, Jr.	19,000	-0-	19,000
Lynne Scott Safrit	14,750	-0-	14,750
Francis W. Slate	21,775	-0-	21,775

(1)	No stock options or other equity awards of any type were granted to any of our non-employee directors during 2010. On December 31, 2010, our non-employee directors held stock options covering the following aggregate numbers of shares: Messrs. Anderson, Fleming, Burnette, Bailey, Googe, Slate, McClamrock, and Laymon—1,500 shares each; Messrs. Land and Drye—4,245 shares each (of which options for 2,745 shares have since expired without being exercised); and Ms. Safrit—4,244 shares (of which options for 2,744 shares have since expired without being exercised).
(2)	Mr. Fleming resigned from the Board of Directors of the Bank as of May 26, 2010, and resigned from the Board of Directors of the Company as of June 29, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Securities

Principal Shareholders.    The following table lists the only person who we believe owned, beneficially or of record, 5% or more of our outstanding common stock on December 31, 2010.

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

Directors and Executive Officers.    The following table describes the beneficial ownership of our common stock on December 31, 2010, by our current directors and named executive officers, individually, and by all our directors and named executive officers as a group.

Name of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class (2)
Jerry W. Anderson	40,349	1.03%
Alan M. Bailey	58,665	1.50%
William A. Burnette	115,157	2.95%
John A. Drye	23,982	0.62%
John W. Googe	35,500	0.91%
Harry E. Hill	53,546	1.37%
Robert W. Johnson	3,600	0.09%
Henry H. Land	18,589	0.48%
Steven G. Laymon	69,606	1.79%
Robert E. Marziano	136,561	3.50%
Grady L. McClamrock, Jr.	56,419	1.45%
Lynne Scott Safrit	15,384	0.39%
Francis W. Slate	43,014	1.10%
Stephen R. Talbert	40,275	1.03%
All current directors and executive officers as a group (14 people)	710,647	18.16%

(1)	Individuals named and included in the group have shared voting and investment power with respect to certain of the listed shares as follows: Mr. Anderson—12,066 shares; Mr. Bailey—175 shares; Mr. Burnette—6,000 shares; Mr. Drye—1,936 shares; Mr. Hill—9,746 shares; Mr. Marziano—20,639 shares; Mr. McClamrock—3,286 shares; Ms. Safrit—7,948 shares; Mr. Slate—9,264 shares; Mr. Talbert—20,114 shares; and all persons included in the group—91,174 shares. The listed shares also include the following numbers of shares that could be purchased by individuals named and included in the group pursuant to stock options that could be exercised within 60 days of December 31, 2010 and with respect to which shares they may be deemed to have sole investment power: Mr. Anderson—1,500 shares; Mr. Bailey—1,500 shares; Mr. Burnette—1,500 shares; Mr. Drye—1,500 shares; Mr. Googe—1,500 shares; Mr. Land—1,500 shares; Mr. Laymon—1,500 shares; Mr. Johnson—1,600 shares; Mr. McClamrock – 1,500 shares; Ms. Safrit—1,500 shares; Mr. Slate—1,500 shares; and all persons included in the group—15,100 shares. Except as otherwise noted above, and to the best of our knowledge, the individuals named and included in the group exercise sole voting and investment power with respect to all remaining listed shares. Shares listed for certain of the named individuals have been pledged as security for loans to other banks as follows: Mr. Marziano—89,472 shares.
(2)	Percentages are calculated based on 3,897,174 total outstanding shares plus, in the case of each named individual and the group, the number of additional shares that could be purchased by that individual or by persons included in the group under stock options that could be exercised within 60 days of December 31, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes all compensation plans and individual compensation arrangements which were in effect on December 31, 2010, and under which shares of our common stock have been authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a) Number of shares to be issued upon exercise of outstanding options (1)	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (2)
Equity compensation plans approved by our security holders	33,400	$4.37	267,500
Equity compensation plans not approved by our security holders	N/A	N/A	N/A
Total	33,400	$4.37	267,500

(1)	Includes outstanding options to purchase an aggregate of 10,400 shares previously granted under our Employee Stock Option Plan and Director Stock Option Plan and options for 23,000 shares granted under the 2007 Omnibus Equity Plan which has replaced those plans.
(2)	Reflects the aggregate number of shares for which options and other equity-based awards could be granted in the future under the 2007 Omnibus Equity Plan. No additional options may be granted under our Employee Stock Option Plan and Director Stock Option Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with certain of our current directors, nominees for director, executive officers, and our other related persons. Except as described below, all loans included in those transactions were made in the ordinary course of the Bank’s business on substantially the same terms, including interest rates, repayment terms and collateral, as those prevailing at the time the loans were made for comparable transactions with other persons, and those loans did not involve more than the normal risk of collectability or present other unfavorable features.

Director Independence

Each year our Board of Directors reviews transactions, relationships and other arrangements involving our directors and determines which of the directors the Board considers to be “independent.” In making those determinations, the Board applies the independence criteria contained in the listing requirements of The Nasdaq Stock Market. The Board has directed our Audit Committee to assess each outside director’s independence and report its findings to the Board in connection with the Board’s annual determinations, and to monitor the status of each director on an ongoing basis and inform the Board of changes in factors or circumstances that may affect a director’s ability to exercise independent judgment. The following table lists our current directors who our Board believes are “independent” directors under Nasdaq’s criteria.

Jerry W. Anderson	John W. Googe	Lynne Scott Safrit
Alan M. Bailey	Henry H. Land	Francis W. Slate
William A. Burnette	Steven G. Laymon
John A. Drye	Grady L. McClamrock, Jr.

In addition to the specific Nasdaq criteria, in determining the independence of each director the Board considers whether it believes transactions that are disclosable in our proxy statements as “related person transactions,” or any other transactions, relationships, arrangements or factors, could impair a director’s ability to exercise independent judgment. In its determination that the directors named above are independent, those other factors considered by the Committee and the Board included (1) the Bank’s lending relationships with directors who are loan customers; (2) services provided to the Bank by Mr. Googe’s firm in connection with payroll processing and administration services relating to the Bank’s 125 Plan (for which we paid $7,756 during 2010), and (3) legal services that Mr. McClamrock provides from time to time in connection with matters involving such things as loan closings or collections (none of which were provided during 2010). In the case of Mr. McClamrock, the Board concluded that he is independent under Nasdaq’s criteria, but that he may not serve on our Audit Committee.

Item 14. Principal Accounting Fees and Services

Turlington and Company LLP was appointed by our Audit Committee on April 17, 2009, to serve as our independent accountants and audit our consolidated financial statements. Except as described below, under its current procedures our Audit Committee specifically preapproves all audit services and other services provided by our independent accountants. Since it is difficult to determine in advance the exact nature and extent of the tax services or advice we will need during the year, the Committee authorizes our management to obtain tax services from our accountants from time to time during the year up to preapproved aggregate amounts of fees set by the Committee. Requests for services with costs in addition to those amounts would require further Committee approval. The entire Audit Committee generally participates in the preapproval of services. However, in the case of proposals that arise during the year to obtain certain types of non-audit services from our accountants beyond what has been preapproved by the Committee, the Committee delegates authority to its Chairman to preapprove those additional services on behalf of the Committee. Any such action by the Chairman is to be reported to the full Committee at its next regularly scheduled meeting.

As our independent accountants for 2010 and 2009, Turlington and Company LLP provided us with various audit and other professional services for which we were billed, or expect to be billed, for fees as further described below. Our

Audit Committee considers whether the provision of non-audit services by our independent accounting firm is compatible with maintaining its independence. The Committee believes that the provision of non-audit services by Turlington and Company LLP during 2010 and 2009 did not affect its independence.

The following table lists the aggregate amounts of fees paid to Turlington and Company LLP for audit services for 2010 and 2009 and for other services they provided during 2010 and 2009.

Type of Fees and Description of Services	2010		2009
Audit Fees, including audits of our consolidated financial statements, reviews of our condensed interim consolidated financial statements, and other audit services	$105,000		$85,154

Audit-Related Fees	56,250	(1)	-0-

Tax Fees, including reviews of our federal and related state income tax returns, non-routine tax consultations	20,100		16,000

All Other Fees	-0-		-0-

(1)	Audit-Related Fees for 2010 include amounts paid in connection with audits of the Bank’s 401(k) plan.

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements. The following financial statements are included in Item 8 of this Report:

(b)	Exhibits. An Exhibit Index listing exhibits that are being filed or furnished with, or incorporated by reference into, this Report appears immediately following the signature page and is incorporated herein by reference.

(c)	Financial Statement Schedules. No separate financial statement schedules are being filed as all required schedules either are not applicable or are contained in the financial statements listed above or in Item 8 of this Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: March 30, 2011	By:	/s/ STEPHEN R. TALBERT
Stephen R. Talbert
President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN R. TALBERT Stephen R. Talbert	President, Vice-Chairman and Chief Executive Officer (principal executive officer)	March 30, 2011

/s/ ERIC E. RHODES Eric E. Rhodes	Vice-President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 30, 2011

/s/ FRANCIS W. SLATE Francis W. Slate	Chairman	March 30, 2011

/s/ JERRY W. ANDERSON Jerry W. Anderson	Director	March 30, 2011

/s/ ALAN M. BAILEY Alan M. Bailey	Director	March 30, 2011

/s/ WILLIAM A. BURNETTE William A. Burnette	Director	March 30, 2011

/s/ JOHN A. DRYE John A. Drye	Director	March 30, 2011

/s/ JOHN W. GOOGE John W. Googe	Director	March 30, 2011

/s/ HENRY H. LAND Henry H. Land	Director	March 30, 2011

/s/ STEVEN G. LAYMON Steven G. Laymon	Director	March 30, 2011

/s/ ROBERT E. MARZIANO Robert E. Marziano	Director	March 30, 2011

/s/ GRADY L. MCCLAMROCK, JR. Grady L. McClamrock, Jr.	Director	March 30, 2011

/s/ LYNNE SCOTT SAFRIT Lynne Scott Safrit	Director	March 30, 2011

EXHIBIT INDEX

Exhibit Number		Description
3.01		Our Articles of Incorporation, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated April 13, 2009)

3.02		Our By-laws, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

4.01		Indenture between us and Wells Fargo Bank, N.A. (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)

4.02		Guarantee Agreement between us and Wells Fargo Bank, N.A. (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)

4.03		Amended and Restated Trust Agreement among us, Wells Fargo Bank N.A. and the Administrators (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)

4.04		Warrant dated April 17, 2009, between us and the United States Department of the Treasury (incorporated by reference from Exhibits to our Registration Statement on Form S-3 (Reg. No. 333-159934) filed on June 12, 2009)

10.01		Letter Agreement dated April 17, 2009, between us and the United States Department of the Treasury (incorporated by reference from Exhibits to our Registration Statement on Form S-3 (Reg. No. 333-159934) filed on June 12, 2009)

10.02	*	Amended and Restated Employment Agreement between us and Robert E. Marziano (incorporated by reference from exhibits to our Current Report on Form 8-K dated December 23, 2008)

10.03	*	Amended and Restated Employment Agreement between us and Michael D. Larrowe (incorporated by reference from exhibits to our Current Report on Form 8-K dated December 23, 2008)

10.04	*	Amended and Restated Employment Agreement between us and George E. Jordan (incorporated by reference from exhibits to our Current Report on Form 8-K dated December 23, 2008)

10.05	*	Change in Control Agreement between us and Robert W. Johnson (filed herewith)

10.06	*	Employee Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.07	*	Form of Employee Stock Option Agreement (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.08	*	Director Stock Option Plan, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.09	*	Form of Director Stock Option Agreement (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.10	*	Sections 1.2(g) and 2.5 of Agreement and Plan of Reorganization and Share Exchange dated June 1, 2006, between us and the Bank pertaining to our assumption of the Bank’s Employee Stock Option Plan, Director Stock Option Plan and outstanding stock options (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.11	*	BOC Financial Corp 1999 Nonstatutory Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.12	*	BOC Financial Corp 1999 Incentive Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.13	*	Section 6.07 of Agreement and Plan of Reorganization and Merger dated July 20, 2001, between the Bank and BOC Financial Corp pertaining to the Bank’s assumption of outstanding BOC Financial Corp (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.14	*	Option Conversion Agreements relating to stock options previously granted by BOC Financial Corp and held by former directors of BOC Financial Corp as assumed by us from the Bank (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

Exhibit Number		Description

10.15	*	2007 Omnibus Equity Plan (incorporated by reference from Exhibits to our Current Report on Form 8-K dated May 24, 2007)

10.16	*	Management Incentive Compensation Plan (incorporated by reference from Exhibits to our Current Report on Form 8-K dated May 24, 2007)

23.01		Consent of Turlington and Company LLP (filed herewith)

23.02		Consent of Dixon Hughes PLLC (filed herewith)

31.01		Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.02		Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.01		Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

99.01		Certification of our Chief Executive Officer pursuant to Section 111(b)(4) of EESA

99.02		Certification of our Chief Financial Officer pursuant to Section 111(b) (4) of EESA

*	An asterisk denotes a management contract or compensatory plan or arrangement.

COPIES OF EXHIBITS ARE AVAILABLE UPON REQUEST TO:

ERIC E. RHODES

CHIEF FINANCIAL OFFICER

BANK OF THE CAROLINAS

P.O. BOX 129

MOCKSVILLE, N.C. 27028

This Annual Report on Form 10-K also serves as the annual disclosure statement of Bank of the Carolinas pursuant to Part 350 of the

Federal Deposit Insurance Corporation’s Rules and Regulations.

THIS STATEMENT HAS NOT BEEN REVIEWED OR CONFIRMED FOR ACCURACY OR

RELEVANCE BY THE FEDERAL DEPOSIT INSURANCE CORPORATION.