Form 10-Q
period 2011-03-31
Bank of the Carolinas CORP
filed 2011-05-12
CIK 1365997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 12, 2011 there were 3,897,174 outstanding shares of the registrant’s common stock.

BANK OF THE CAROLINAS CORPORATION

FORM 10-Q

March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bank of the Carolinas Corporation

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	March 31 2011	December 31 2010*
	(Unaudited)
Assets:
Cash and due from banks, noninterest-bearing	$4,174	$4,303
Interest-bearing deposits in banks	4,208	6,262

Cash and cash equivalents	8,382	10,565

Federal funds sold	14,985	9,330

Investment securities	116,879	110,373

Loans receivable	359,561	366,153
Less: Allowance for loan losses	(8,314)	(6,863)

Total loans, net	351,247	359,290
Premises and equipment	12,859	13,106
Other real estate owned	9,375	8,314
Bank owned life insurance	10,460	10,371
Deferred tax assets	4,409	5,123
Prepaid FDIC insurance assessment	3,418	3,670
Accrued interest receivable	1,862	1,814
Other assets	3,182	3,014

Total assets	$537,058	$534,970

Liabilities and Stockholders’ Equity:
Deposits:
Noninterest-bearing demand deposits	$36,411	$33,730
Interest-checking deposits	35,221	34,004
Savings and money market deposits	110,401	114,923
Time deposits	241,706	233,512

Total deposits	423,739	416,169
Securities sold under agreements to repurchase	45,458	45,603
Federal Home Loan Bank advances	20,000	22,000
Subordinated debt	7,855	7,855
Other liabilities	1,819	1,639

Total liabilities	498,871	493,266

Commitments and contingencies (Note 5)	—	—

Stockholders’ Equity:
Preferred stock, no par value:	13,179	13,179
Discount on preferred stock	(923)	(991)
Common stock, $5 per share par value	19,486	19,486
Additional paid-in capital	12,984	12,988
Retained deficit	(6,715)	(3,268)
Accumulated other comprehensive income	176	310

Total Stockholders’ Equity	38,187	41,704

Total Liabilities and Stockholders’ Equity	$537,058	$534,970

Preferred shares authorized	3,000,000	3,000,000
Preferred shares issued and outstanding	13,179	13,179
Common shares authorized	15,000,000	15,000,000
Common shares issued and outstanding	3,897,174	3,897,174

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31
	2011	2010
	(Unaudited)
Interest income
Interest and fees on loans	$4,650	$5,383
Interest on securities	754	934
Other interest income	11	17

Total interest income	5,415	6,334

Interest expense
Interest on deposits	1,154	1,449
Interest on borrowed funds	613	672

Total interest expense	1,767	2,121

Net Interest income	3,648	4,213
Provision for loan losses	2,345	916

Net interest income after provision for loan losses	1,303	3,297

Noninterest income
Customer service fees	305	315
Increase in value of bank owned life insurance	89	89
Gains on investment securities	0	96
Other income	8	3

Total non-interest income	402	503

Noninterest expense
Salaries and benefits	1,586	1,915
Occupancy and equipment	542	595
FDIC insurance assessments	270	299
Data processing services	212	206
Valuation provisions and net operating costs associated with foreclosed real estate	250	369
Other	1,063	851

Total noninterest expense	3,923	4,235

Loss before income taxes	(2,218)	(435)
Provision (benefit) for income taxes	996	(200)

Net loss	(3,214)	(235)
Dividends and accretion on preferred stock	(232)	(227)

Net loss available to common stockholders	$(3,446)	$(462)

Income (loss) per common share:
Basic	$(0.88)	$(0.12)

Diluted	$(0.88)	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31
	2011	2010
Cash flows from operating activities:
Net loss	$(3,214)	$(235)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	2,345	916
Stock based compensation expense (benefit)	(4)	7
Depreciation and amortization	253	272
Change in valuation allowance on other real estate owned	123	114
Loss on sale of other real estate owned	14	156
Gain on sale of securities	—	(96)
Increase in bank owned life insurance	(89)	(89)
Net amortization/accretion of premiums and discounts on investments	229	93
Net change in other assets	835	3,885
Net change in other liabilities	180	(19)

Net cash provided by operating activities	672	5,004

Cash flows from investing activities:
Net change in federal funds sold	(5,655)	(4,685)
Purchases of premises and equipment	(6)	(29)
Purchases of securities	(16,758)	(9,000)
Proceeds from sales, calls, maturities and principal repayments of securities available for sale	9,804	53,333
Improvements made to other real estate owned	—	(19)
Proceeds from sales of other real estate owned	44	617
Net decrease in loans	4,456	6,684

Net cash provided (used) by investing activities	(8,115)	46,901

Cash flows from financing activities:
Net increase (decrease) in deposits	7,570	(48,794)
Net additions (repayments) of other borrowings	(2,000)	10,000
Decrease in repurchase agreements	(145)	(768)
Cash dividends paid on preferred stock	(165)	(165)

Net cash provided (used) by financing activities	5,260	(39,727)

Net increase (decrease) in cash and cash equivalents	(2,183)	12,178
Cash and cash equivalents at beginning of period	10,565	12,544

Cash and cash equivalents at end of period	$8,382	$24,722

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,772	$2,329

Noncash investing and financing activities:
Change in fair value of securities available for sale, net of tax	$(134)	$306

Transfer from loans to other real estate owned	$1,242	$1,658

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(dollars in thousands)

	Preferred Stock		Discount on Preferred Stock	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount		Shares	Amount	Capital	(Deficit)	Income	Equity

Balance, December 31, 2009	13,179	$13,179	$(1,245)	3,897,174	$19,486	$12,978	$300	$294	$44,992
Net loss	—	—	—	—	—	—	(235)	—	(235)
Other comprehensive income	—	—	—	—	—	—	—	306	306

Total comprehensive income	—	—	—	—	—	—	—	—	71

Stock based compensation expense	—	—	—	—	—	7	—	—	7

Discount accretion on preferred stock	—	—	62	—	—	—	(62)	—	—

Dividends accrued on preferred stock	—	—	—	—	—	—	(165)	—	(165)

Balance, March 31, 2010	13,179	$13,179	$(1,183)	3,897,174	$19,486	$12,985	$(162)	$600	$44,905

Balance, December 31, 2010	13,179	$13,179	$(991)	3,897,174	$19,486	$12,988	$(3,268)	$310	$41,704
Net loss	—	—	—	—	—	—	(3,214)	—	(3,214)
Other comprehensive loss	—	—	—	—	—	—	—	(134)	(134)

Total comprehensive loss	—	—	—	—	—	—	—	—	(3,348)

Stock based compensation benefit	—	—	—	—	—	(4)	—	—	(4)

Discount accretion on preferred stock	—	—	68	—	—	—	(68)	—	—

Dividends accrued on preferred stock	—	—	—	—	—	—	(165)	—	(165)

Balance, March 31, 2011	13,179	$13,179	$(923)	3,897,174	$19,486	$12,984	$(6,715)	$176	$38,187

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the financial information included in these unaudited financial statements reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2011 and December 31, 2010 and for the three-month periods ended March 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

The results presented here are for Bank of the Carolinas Corporation (“the Company”), the parent company of Bank of the Carolinas (“the Bank”). The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s annual report on Form 10-K for the year ended December 31, 2010. This quarterly report should be read in conjunction with the annual report. Because the Company has no separate operations and conducts no business on its own other than owning the Bank, this discussion concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to as “the Company” unless otherwise noted.

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

Earnings (loss) per share have been computed based on the following (dollars in thousands):

	Three months ended March 31,
	2011	2010

Net income (loss) applicable to common stock	$(3,446)	$(462)

Weighted average number of common shares outstanding	3,897,174	3,897,174

Weighted average number of diluted common shares outstanding	3,897,174	3,897,174

Common stock options and common stock warrants - anti-dilutive	508,605	36,431

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

NOTE 3. INVESTMENT SECURITIES

The amortized cost, estimated fair values and carrying values of the investment securities portfolios at the indicated dates are summarized as follows (dollars in thousands):

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agencies securities	$57,234	$573	$422	$57,385	$57,385
State and municipal bonds	3,692	172	2	3,862	3,862
Corporate securities	963	24	—	987	987
Mortgage-backed securities	52,390	327	416	52,301	52,301

Total investment securities available for sale	114,279	1,096	840	114,535	114,535

Investment securities held to maturity:
Corporate securities	2,344	107	239	2,212	2,344

Total investment securities	$116,623	$1,203	$1,079	$116,747	$116,879

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agencies securities	$53,141	$746	$369	$53,518	$53,518
State and municipal bonds	3,696	165	2	3,859	3,859
Corporate Securities	962	—	22	940	940
Mortgage-backed securities	48,265	355	397	48,223	48,223

Total investment securities available for sale	106,064	1,266	790	106,540	106,540

Investment securities held to maturity:
Corporate Securities	3,833	131	239	3,725	3,833

Total investment securities	$109,897	$1,397	$1,029	$110,265	$110,373

NOTE 4. LOANS

The loan portfolio as of the dates indicated is summarized below (dollars in thousands):

	March 31, 2011	December 31, 2010
Real estate loans:
1-4 family residential	$80,267	$78,750
Commercial real estate	160,797	161,839
Construction and development	33,044	35,310
Home equity	30,364	31,465

Total real estate loans	304,472	307,364

Commercial business and other loans	48,401	51,581

Consumer loans:
Installment	3,961	4,300
Other	2,727	2,908

Total consumer loans	6,688	7,208

Gross loans receivable	359,561	366,153
Allowance for loan losses	(8,314)	(6,863)

Loans, net	$351,247	$359,290

The changes in the allowance for loan losses for the three-month periods indicated are as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Beginning balance	$6,863	$8,167
Provision for loan losses	2,345	916
Loans charged-off	(953)	(2,052)
Recoveries of loans previously charged-off	59	19

Net chargeoffs	(894)	(2,033)

Ending balance	$8,314	$7,050

Impaired loans, segregated by class of loans, are summarized as follows as of the dates indicated (dollars in thousands):

	March 31, 2011					December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate	$259	$262	$—	$262	$4	$1,888	$2,012	$—	$2,083	$127
Commercial Real Estate
Owner occupied	7,177	8,131	—	8,134	89	6,805	7,755	—	7,778	412
Income producing	2,426	2,427	—	2,427	34	1,694	1,694	—	1,740	63
Multifamily	1,375	1,375	—	1,375	19	—	—	—	—	—
Construction & Development
1 - 4 Family	342	345	—	345	4	98	100	—	99	8
Other	770	801	—	802	14	1,141	1,192	—	1,247	56
Farmland	—	—	—	—	—	—	—	—	—	—
Residential
Equity Lines	57	57	—	57	—	37	80	—	80	6
1 - 4 Family	3,004	3,148	—	3,150	48	2,634	2,686	—	2,697	156
Junior Liens	—	—	—	—	—	18	20	—	20	2
Consumer - Non Real Estate
Credit Cards	—	—	—	—	—	—	—	—	—	—
Other	1	1	—	1	—	101	156	—	157	11

Total loans with no allowance	$15,411	$16,547	$—	$16,553	$212	$14,416	$15,695	$—	$15,901	$841

With an allowance recorded:
Commercial - Non Real Estate	$2,995	$3,576	$1,428	$3,581	$40	$2,633	$3,103	$513	$3,138	$149
Commercial Real Estate
Owner occupied	10,333	10,717	754	11,160	101	10,430	10,434	951	10,465	430
Income producing	4,396	4,396	113	4,406	48	2,899	2,899	72	2,924	123
Multifamily	—	—	—	—	—	—	—	—	—	—
Construction & Development
1 - 4 Family	—	—	—	—	—	1,138	1,138	44	1,138	69
Other	397	398	22	399	4	148	148	—	148	8
Farmland	—	—	—	—	—	—	—	—	—	—
Residential
Equity Lines	271	271	271	271	2	497	497	447	503	21
1 - 4 Family	3,586	3,631	656	3,635	36	3,117	3,134	516	3,141	142
Junior Liens	59	60	—	60	—	59	60	25	60	1
Consumer - Non Real Estate
Credit Cards	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	—

Total loans with an allowance	$22,037	$23,049	$3,244	$23,512	$231	$20,921	$21,413	$2,568	$21,517	$943

Total:
Commercial - Non Real Estate	$3,254	$3,838	$1,428	$3,843	$44	$4,521	$5,115	$513	$5,221	$276
Commercial Real Estate	$25,707	$27,046	$867	$27,502	$291	$21,828	$22,782	$1,023	$22,907	$1,028
Construction & Development	$1,509	$1,544	$22	$1,546	$22	$2,525	$2,578	$44	$2,632	$141
Residential	$6,977	$7,167	$927	$7,173	$86	$6,362	$6,477	$988	$6,501	$328
Consumer - Non Real Estate	$1	$1	$—	$1	$—	$101	$156	$—	$157	$11

Totals	$37,448	$39,596	$3,244	$40,065	$443	$35,337	$37,108	$2,568	$37,418	$1,784

Troubled debt restructurings (TDR) are a subset of impaired loans and totaled $21.7 million at March 31, 2011 and $22.1 million at December 31, 2010.

Non-accrual loans and an age analysis of past due loans, segregated by class of loans, were as follows (dollars in thousands):

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-accrual Loans
March 31, 2011:
Commercial - Non Real Estate	$491	$489	$2,285	$3,265	$45,136	$48,401	$—	$2,934
Commercial Real Estate
Owner occupied	710	940	7,782	9,432	94,639	104,071	—	13,845
Income producing	409	89	3,510	4,008	45,770	49,778	—	3,599
Multifamily	890	—	1,376	2,266	4,682	6,948	—	1,375
Construction & Development
1 - 4 Family	—	—	245	245	3,990	4,235	—	342
Other	587	—	142	729	27,670	28,399	—	916
Farmland	—	—	—	—	410	410	—	—
Residential
Equity Lines	28	60	328	416	29,948	30,364	—	327
1 - 4 Family	2,200	232	3,550	5,982	72,296	78,278	—	4,461
Junior Liens	49	—	59	108	1,881	1,989	—	59
Consumer - Non Real Estate
Credit Cards	—	—	—	—	—	—	—	—
Other	29	1	—	30	3,931	3,961	—	1
Other	—	—	—	—	2,727	2,727	—	—

Total	$5,393	$1,811	$19,277	$26,481	$333,080	$359,561	$—	$27,859

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-accrual Loans
December 31, 2010:
Commercial - Non Real Estate	$2,250	$148	$1,380	$3,778	$47,803	$51,581	$—	$3,068
Commercial Real Estate
Owner occupied	4,321	—	3,785	8,106	96,100	104,206	—	13,827
Income producing	345	—	1,349	1,694	48,518	50,212	—	1,349
Multifamily	—	—	—	—	7,003	7,003	—	—
Construction & Development
1 - 4 Family	1,299	1,233	99	2,631	2,968	5,599	—	1,236
Other	286	—	251	537	29,174	29,711	—	1,038
Farmland	—	—	—	—	418	418	—	—
Residential
Equity Lines	503	87	—	590	30,875	31,465	—	432
1 - 4 Family	2,026	1,697	1,391	5,114	71,693	76,807	—	3,561
Junior Liens	—	—	—	—	1,943	1,943	—	78
Consumer - Non Real Estate
Credit Cards	—	—	—	—	—	—	—	—
Other	74	1	96	171	4,129	4,300	—	101
Other	—	—	—	—	2,908	2,908	—	—

Total	$11,104	$3,166	$8,351	$22,621	$343,532	$366,153	$—	$24,690

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

Special Mention - Loans and leases classified as special mention, while still adequately protected by the borrower’s capital adequacy and payment capability, exhibit distinct weakening trends and/or elevated levels of exposure to external conditions. If left unchecked or uncorrected, these potential weaknesses may result in deteriorated prospects of repayment. These exposures require management’s close attention so as to avoid becoming undue or unwarranted credit exposures.

Substandard - Loans and leases classified as substandard are inadequately protected by the borrower’s current financial condition and payment capability or of the collateral pledged, if any. Loans and leases so classified have a well-defined weakness or weaknesses that jeopardize the orderly repayment of debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful - Loans and leases classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or orderly repayment in full, on the basis of current existing facts, conditions and values, highly questionable and improbable. Possibility of loss is extremely high, but because of certain important and reasonably specific factors that may work to the advantage and strengthening of the exposure, its classification as an estimated loss is deferred until its more exact status may be determined. The Company’s practice is to charge-off the portion of the loan amount determined to be doubtful in the quarter that the determination is made if the repayment of the loan is collateral dependent.

Loss - Loans and leases classified as loss are considered to be non-collectible and of such little value that their continuance as bankable assets is not warranted. This does not mean the loan has absolutely no recovery value, but rather it is neither practical nor desirable to defer writing off the loan, even though partial recovery may be obtained in the future. Losses are taken in the period in which they surface as uncollectible.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans and leases is as follows (dollars in thousands):

	March 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss
Internal Risk Rating Grades
Commercial - Non Real Estate	$36,216	$3,425	$8,383	$377	$—
Commercial Real Estate
Owner occupied	63,903	12,497	27,671	—	—
Income producing	37,058	5,898	6,822	—	—
Multifamily	4,516	225	2,207	—	—
Construction & Development
1 - 4 Family	3,104	615	516	—	—
Other	24,021	2,345	2,033	—	—
Farmland	410	—	—	—	—

Totals	$169,228	$25,005	$47,632	$377	$—

Total:
Commercial - Non Real Estate	$36,216	$3,425	$8,383	$377	$—
Commercial Real Estate	$105,477	$18,620	$36,700	$—	$—
Construction & Development	$27,535	$2,960	$2,549	$—	$—

Totals	$169,228	$25,005	$47,632	$377	$—

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Loss
Internal Risk Rating Grades
Commercial - Non Real Estate	$36,269	$9,381	$5,625	$306	$—
Commercial Real Estate
Owner occupied	65,512	17,632	21,062	—	—
Income producing	36,450	9,169	4,593	—	—
Multifamily	4,646	1,524	833	—	—
Construction & Development
1 - 4 Family	2,996	1,125	1,478	—	—
Other	25,169	2,939	1,402	201	—
Farmland	418	—	—	—	—

Totals	$171,460	$41,770	$34,993	$507	$—

Total:
Commercial - Non Real Estate	$36,269	$9,381	$5,625	$306	$—
Commercial Real Estate	$106,608	$28,325	$26,488	$—	$—
Construction & Development	$28,583	$4,064	$2,880	$201	$—

Totals	$171,460	$41,770	$34,993	$507	$—

All consumer-related loans, including residential real estate and non-real estate, are evaluated and monitored based upon payment activity. Once a consumer-related loan becomes past due on a recurring basis, the Company will pull that loan out of the homogenized pool and evaluate it individually for impairment. At this time, the consumer-related loan may be placed on the Company’s internal watch list and risk rated either special mention or substandard, depending upon the individual circumstances. Consumer-related loans at March 31, 2011 and December 31, 2010, segregated by class of loans, were as follows (dollars in thousands):

	March 31, 2011		December 31, 2010
	Performing	Non-Performing	Performing	Non-Performing
Risk Based on Payment Activity
Residential
Equity Lines	$30,037	$327	$31,069	$396
1 - 4 Family	73,850	4,428	73,682	3,125
Junior Liens	1,930	59	1,866	77
Consumer - Non Real Estate
Credit Cards	—	—	—	—
Other	3,961	—	4,294	6

Totals	$109,778	$4,814	$110,911	$3,604

Total:
Residential	$105,817	$4,814	$106,617	$3,598
Consumer - Non Real Estate	$3,961	$—	$4,294	$6

Totals	$109,778	$4,814	$110,911	$3,604

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

The Company’s risk of loss related to unfunded loan commitments and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table presents a summary of outstanding financial instruments whose contract amounts represent credit risk as of March 31, 2011 (dollars in thousands):

Unfunded loan commitments:	$33,792
Financial standby letters of credit	2,477

Total unused commitments	$36,269

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

NOTE 6. OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component in the equity section of the balance sheet. Such items, along with net income, are considered components of comprehensive income (loss). Accounting principles do not require per share amounts of comprehensive income (loss) to be disclosed. The components of other comprehensive income (loss) and related income tax effects are as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Unrealized holding gains (losses) on securities available-for-sale	$(219)	$594
Reclassification adjustment for gains realized in net loss	—	(96)

Net unrealized holding gains (losses) on securities available-for-sale	(219)	498
Income tax effect	85	(192)

Other comprehensive income (loss), net of income tax effect	$(134)	$306

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, which was subsequently codified by the FASB under ASC Topic 860 (“Topic 860”). Topic 860 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, Topic 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 as codified under ASC Topic 860 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The Company adopted this statement with no material impact on its consolidated financial statements.

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

NOTE 8. FAIR VALUE

Accounting principles generally accepted in the United States of America require that companies measure and record certain assets and liabilities at fair value and record any adjustments to the fair value of those assets. Securities are recorded at fair value on a recurring basis while other assets, such as impaired loans, are recorded at fair value on a non-recurring basis.

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

The following table summarizes the Company’s assets measured at fair value at the dates indicated (dollars in thousands):

	At March 31, 2011
	Total	Level 1	Level 2	Level 3

Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$57,385	$—	$57,385	$—
State and municipals	3,862	—	3,862	—
Corporate	987	—	987	—
Mortgage-backed	52,301	—	52,301	—
Assets valued on a non-recurring basis
Impaired loans	34,204	—	34,204	—
Other real estate owned	9,375	—	9,375	—

Total	$158,114	$—	$158,114	$—

	At December 31, 2010
	Total	Level 1	Level 2	Level 3

Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$53,518	$—	$53,518	$—
State and municipals	3,859	—	3,859	—
Corporate	940	—	940	—
Mortgage-backed	48,223	—	48,223	—
Assets valued on a non-recurring basis
Impaired loans	32,769	—	32,769	—
Other real estate owned	8,314	—	8,314	—

Total	$147,623	$—	$147,623	$—

NOTE 9. BORROWED FUNDS

A summary of the Company’s outstanding borrowings and the annual rate of interest currently payable on each category is presented in the following table at the dates indicated (dollars in thousands):

	March 31, 2011		December 31, 2010
	Outstanding Balance	Annual Interest Rate	Outstanding Balance	Annual Interest Rate

Securities sold under overnight repurchase agreements	$458	0.13%	$603	0.13%
Securities sold under term repurchase agreements	45,000	4.38	45,000	4.38
Federal Home Loan Bank advances	20,000	1.21	22,000	1.13
Trust preferred securities	5,155	3.21	5,155	3.25
Subordinated debt	2,700	4.00	2,700	4.00

Total borrowed funds	$73,313	3.39%	$75,458	3.31%

The Bank engages from time-to-time in federal funds purchases from upstream correspondent institutions to meet temporary funding needs. There were none of these transactions outstanding at the close of either period presented in the above table.

The Bank had a total of $45.0 million of borrowings in the form of securities sold under term repurchase agreements that were entered into during 2008. These borrowings are secured by marketable investment securities equal to approximately 109.5% of the principal balances outstanding plus accrued interest and the value of an imbedded interest rate cap. The following table contains certain pertinent information with respect to these agreements at March 31, 2011 (dollars in thousands):

	Outstanding Principal Balance	Annual Effective Interest Rate	Final Maturity Date	Beginning Quarterly Call Dates	Collateral Requirement
Agreement dated 7/8/2008	$25,000	4.79%	7/8/2018	7/8/2013	$29,095
Agreement dated 8/20/2008	20,000	3.78	8/20/2015	8/20/2011	22,389

Total	$45,000	4.38%			$51,484

The Bank utilizes borrowings from the Federal Home Loan Bank (“FHLB”) as a source of liquidity. At March 31, 2011, the FHLB had advances totaling $20.0 million outstanding to the Bank. All of the FHLB advances are secured by the Bank’s qualifying real estate loans. The following table contains a summary of the more significant terms of these borrowings at March 31, 2011 (dollars in thousands):

	Outstanding Principal Balance	Annual Effective Interest Rate	Final Maturity Date
Advance dated 3/17/2008	10,000	2.21	03/18/13
Advance dated 2/16/2010	10,000	0.21	02/16/12

Total	$20,000	1.21%

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

NOTE 10. STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company has 3.0 million shares of preferred stock authorized. There were 13,179 shares of preferred stock issued and outstanding with a $1,000 per share liquidation preference on March 31, 2011 and December 31, 2010. All of the shares were issued on April 17, 2009 in connection with the U.S. Treasury’s TARP Capital Purchase Program.

In February 2011, the Company notified the Treasury of its intent to defer the payment of its regular quarterly cash dividend on its Series A Preferred Stock sold to the Treasury.

Common Stock:

The Company has 15.0 million shares of $5 par value common stock authorized. There were 3,897,174 shares of common stock issued and outstanding at March 31, 2011 and December 31, 2010.

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

CHANGES IN FINANCIAL CONDITION

Total Assets

At March 31, 2011, total assets were $537.1 million, an increase of 0.4% compared to $535.0 million at December 31, 2010. The asset increase was primarily the result of increased deposits, mainly customer time deposits, which has resulted in increased liquidity and offset reductions in the loan portfolio.

Investment Securities

Investment securities totaled $116.9 million at March 31, 2011, compared to $110.4 million at December 31, 2010. The increase was a result of increased customer time deposits referred to above. A summary of the Company’s investment securities holdings by major category at March 31, 2011 and December 31, 2010 is included in Note 3 of “Notes to Consolidated Financial Statements”.

Loans and Allowance for Loan Losses

At March 31, 2011, the loan portfolio totaled $359.6 million and represented 67.0% of total assets compared to $366.2 million or 68.4% of total assets at December 31, 2010. Total loans at March 31, 2011 decreased $6.6 million or 1.8% from December 31, 2010. The decrease in loans outstanding in the period is the result of principal repayments in excess of new loans originated due to slower loan demand under the current economic conditions. Real estate loans, including commercial real estate, constituted approximately 80% of the loan portfolio, and commercial business and other loans comprised approximately 20% of the total loan portfolio at both March 31, 2011 and December 31, 2010.

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

The allowance for loan losses at March 31, 2011, amounted to $8.3 million, an increase of $1.5 million, or 21.1% from December 31, 2010. This additional allowance is the result of increased specific reserves of $676,000 and the general allowance also increased $774,000 during the three-month period since December 31, 2010, as a result of updated chargeoff history. While the Company has not participated in “subprime” lending activities, we have been affected by the economic downturn in our markets. We continue to work with our customers with troubled credit relationships to the extent that it is reasonably possible.

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

The following table summarizes information regarding our nonaccrual loans, other real estate owned, and 90-day and over past due loans as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2010	December 31, 2010
Loans accounted for on a nonaccrual basis:
Real estate loans:
1-4 family residential	$4,847	$4,071
Commercial real estate	18,819	15,176
Construction and development	1,258	2,274

Total real estate loans	24,924	21,521
Commercial business and other loans	2,934	3,068
Consumer loans	1	101

Total nonaccrual loans	27,859	24,690
Accruing loans which are contractually past due 90 days or more	—	—

Total nonperforming loans	27,859	24,690
Other real estate owned	9,375	8,314

Total nonperforming assets	$37,234	$33,004

Total nonperforming loans as a percentage of loans	7.75%	6.74%
Allowance for loan losses as a percentage of total nonperforming loans	29.84%	27.80%
Allowance for loan losses as a percentage of total loans	2.31%	1.87%
Total nonperforming assets as a percentage of loans and other real estate owned	10.09%	8.81%
Total nonperforming assets as a percentage of total assets	6.93%	6.17%

Deposits

The Company’s deposit services include business and individual checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRA deposits and certificates of deposit. At March 31, 2011, total deposits were $423.7 million compared to $416.2 million at December 31, 2010. The March 31, 2011 amount represents an increase of 1.8% from December 31, 2010, which is mainly recognized in customer time deposits. At March 31, 2011, the deposit mix was comparable to December 31, 2010.

The following table presents a breakdown of our deposit base at March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011	December 31, 2010
Noninterest bearing demand deposits	$36,411	$33,730
Interest checking deposits	35,221	34,004
Savings deposits	11,799	11,787
Money market deposits	98,602	103,136
Customer time deposits	168,943	160,514
Brokered certificates of deposit	72,763	72,998

Total deposits	$423,739	$416,169

Time deposits $100,000 or more:
Brokered certificates of deposit	$72,763	$72,998
Customer time deposits issued in denominations of $100,000 or more	79,095	74,381

Total time deposits issued in denominations of $100,000 or more	$151,858	$147,379

As a percent of total deposits:
Noninterest bearing demand deposits	8.59%	8.10%
Interest checking deposits	8.31	8.17
Savings deposits	2.78	2.83
Money market deposits	23.27	24.78
Customer time deposits	39.87	38.57
Brokered certificates of deposit	17.17	17.54

Total time deposits issued in denominations of $100,000 or more	35.84	35.41

Liquidity

Liquidity management is the process of managing assets and liabilities, as well as their maturities, to ensure adequate funding for loan and deposit activities, as well as continued growth of the Company. Sources of liquidity come from both balance sheet and off-balance sheet sources. We define balance sheet liquidity as the relationship that net liquid assets have to unsecured liabilities. Net liquid assets are the sum of cash and cash items, less required reserves on demand and interest checking deposits, plus demand deposits due from banks, plus temporary investments, including federal funds sold, plus the fair value of investment securities, less collateral requirements related to public funds on deposit and repurchase agreements. Unsecured liabilities are equal to total liabilities less required cash reserves on noninterest-bearing demand deposits and interest checking deposits less the outstanding balances of all secured liabilities, whether secured by liquid assets or not. We consider off-balance sheet liquidity to include unsecured federal funds lines from other banks and loan collateral which may be used for additional advances from the Federal Home Loan Bank. As of March 31, 2011 our balance sheet liquidity ratio (net liquid assets as a percent of unsecured liabilities) amounted to 19.6% and our total liquidity ratio (balance sheet plus off-balance sheet liquidity) was 21.9%.

In addition, we have the ability to borrow $10.0 million from the discount window of the Federal Reserve, as well as lines from correspondent banks of $19.0 million subject to our pledge of marketable securities, which could be used for temporary funding needs. We also have the ability to borrow from the Federal Home Loan Bank on similar terms. While we consider these arrangements sources of back-up funding, we do not consider them as liquidity sources because they require our pledge of liquid assets as collateral. We regularly borrow from the Federal Home Loan Bank as a normal part of our business. These advances, which totaled $20.0 million at March 31, 2011, are secured by various types of real estate-secured loans. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at March 31, 2011 is adequate to meet its operating needs.

Interest Rate Sensitivity

Fluctuating interest rates, increased competition, and changes in the regulatory environment continue to significantly affect the importance of interest rate sensitivity management. Rate sensitivity arises when interest rates on assets change in a different period of time or in a different proportion to interest rates on liabilities. The primary objective of interest rate sensitivity management is to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. The Company uses an asset/liability simulation model to project potential changes to the Company’s net interest margin, net income, and economic value of equity based on simulated changes to market interest rates, namely the prime rate. Our goal is to maintain an interest rate sensitivity position as close to neutral as practicable whereby little or no change in interest income would occur as interest rates change. On March 31, 2011, we were cumulatively liability sensitive for the next twelve months, which means that our interest bearing liabilities would reprice more quickly than our interest bearing assets. Theoretically, our net interest margin will decrease if market interest rates rise or increase if market interest rates fall. However, the repricing characteristic of assets is different from the repricing characteristics of funding sources. Therefore, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

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

On March 31, 2011, the Company’s Tier 1 and Total risk-weighted Capital Ratios were 9.16% and 11.06%, respectively, which were well above the minimum levels required by regulatory guidelines. At March 31, 2011, the Company’s Leverage Capital Ratio was 7.20%, which was also well above the minimum level required by the regulatory guidelines. On March 31, 2011, the Bank’s Tier 1 and Total risk-weighted Capital Ratios were 9.70% and 10.96%, respectively, both well above the minimum levels required by regulatory guidelines. On March 31, 2011, the Bank’s leverage ratio was 7.62%, in compliance with the level specified in the above referenced informal agreement with bank regulators. Banks and bank holding companies are placed into one of four capital categories based on the above three separate capital ratios. The four categories are “well-capitalized,” “adequately capitalized,” “under-capitalized” and “critically under-capitalized.” The Company and the Bank were both considered “well-capitalized” as of March 31, 2011.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 and 2010

Overview. For the three months ended March 31, 2011, the Company incurred a net loss available to common shareholders of $3.4 million, or $0.88 per common share. This compares to a net loss of $462,000, or $0.12 per common share, for the three months ended March 31, 2010. The first quarter of 2011 has an increased level of provision for loan losses that are still above the levels we experienced prior to 2008.

Net Interest Income. The Company’s net interest income for the three months ended March 31, 2011 totaled $3.6 million compared to $4.2 million at March 31, 2010. Net interest income decreased due to the loss of $34.9 million in interest earning assets compared to March 31, 2010. Net interest margin decreased 15 basis points from 3.17% in the first quarter of 2010 to 3.02% in the first quarter of 2011.

Provision for Loan Losses. The loan loss provision amounted to $2.3 million for the quarter ended March 31, 2011, an increase of $1.4 million, or 156.0%, from the $916,000 provision recorded in the comparable quarter of 2010. Net charge-offs totaled $894,000 in the first quarter of 2011 compared to $2.0 million in the first quarter of 2010.

Noninterest Income. Noninterest income totaled $402,000 for the three months ended March 31, 2011 compared to $503,000 (including $96,000 in gains on sale of investment securities) for the comparable three-month period of 2010. Noninterest income includes customer service charges on deposit accounts, bank owned life insurance, and gains on investment securities. Excluding gains on sale of investment securities, noninterest income remained relatively flat for the three months ended March 31, 2011 and 2010.

Noninterest Expenses. Noninterest expenses totaled $3.9 million and $4.2 million for the three months ended March 31, 2011 and 2010, respectfully. Noninterest expenses affecting overhead cost were: (1) salaries and benefits, which have decreased $329,000 as a result of management reorganization; (2) FDIC insurance assessment, which decreased $29,000 due to the reduction in deposits; and (3) other real estate expense, which decreased $119,000.

Income Taxes. The Company performed an analysis of its tax position after three years of tax losses. From this analysis, a valuation allowance of $1,686,102 was established against our deferred tax asset. This valuation along with a current year income tax benefit of $690,000 resulted in a $996,000 income tax expense for the three months ending March 31, 2011 compared to an income tax benefit of $200,000 for the first quarter of 2010.

DISCLOSURES ABOUT FORWARD LOOKING STATEMENTS

Statements in this Report relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors which include, but are not limited to, factors discussed in our Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission from time to time. Copies of those reports are available directly through the SEC’s Internet website at www.sec.gov. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “ feels,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Factors that could influence the accuracy of forward-looking statements include, but are not limited to (a) pressures on our earnings, capital and liquidity resulting from current and future conditions in the credit and capital markets, (b) continued or unexpected increases in nonperforming loans and credit losses in our loan portfolio, (c) continued adverse conditions in the economy and in the real estate market in our banking markets (particularly those conditions that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of collateral that secures our loans), (d) the financial success or changing strategies of our customers, (e) actions of government regulators, or change in laws, regulations or accounting standards, that adversely affect our business, (f) changes in the interest rate environment and the level of market interest rates that reduce our net interest margins and/or the values of loans we make and securities we hold, and changes in general economic conditions and real estate values in our banking market (particularly changes that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of loan collateral), (g) changes in competitive pressures among depository and other financial institutions or in our ability to compete effectively against other financial institutions in our banking markets, and (h) other developments or changes in our business that we do not expect. Although we believe that the expectations reflected in the forward-looking statements included in this Report are reasonable, they represent our management’s judgments only as of the date they are made, and we cannot guarantee future results, levels of activity, performance or achievements. As a result, readers are cautioned not to place undue reliance on these forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this paragraph. We have no obligation, and do not intend to update these forward-looking statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies such as the Company are not required to provide the information required by this item.

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

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed with this report.

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a)

31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a)

32.01	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: May 12, 2011	By:	/s/ Stephen R. Talbert
Stephen R. Talbert
President and Chief Executive Officer

Date: May 12, 2011	By:	/s/ Eric E. Rhodes
Eric E. Rhodes
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a)

31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a)

32.01	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350