Form 10-Q
period 2011-06-30
Bank of the Carolinas CORP
filed 2011-08-12
CIK 1365997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

On August 12, 2011 there were 3,897,174 outstanding shares of the registrant’s common stock.

BANK OF THE CAROLINAS CORPORATION

FORM 10-Q

June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bank of the Carolinas Corporation

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	June 30,	December 31
	2011	2010*
	(Unaudited)
Assets:
Cash and due from banks, noninterest-bearing	$10,172	$4,303
Interest-bearing deposits in banks	4,256	6,262

Cash and cash equivalents	14,428	10,565

Federal funds sold	8,175	9,330

Investment securities	118,534	110,373

Loans receivable	345,617	366,153
Less: Allowance for loan losses	(6,685)	(6,863)

Total loans, net	338,932	359,290
Premises and equipment	12,681	13,106
Other real estate owned	6,066	8,314
Bank owned life insurance	10,549	10,371
Deferred tax assets	3,941	5,123
Prepaid FDIC insurance assessment	3,095	3,670
Accrued interest receivable	1,720	1,814
Other assets	2,922	3,014

Total assets	$521,043	$534,970

Liabilities and Stockholders’ Equity:
Deposits:
Noninterest-bearing demand deposits	$38,176	$33,730
Interest-checking deposits	37,139	34,004
Savings and money market deposits	107,717	114,923
Time deposits	243,066	233,512

Total deposits	426,098	416,169
Securities sold under agreements to repurchase	45,710	45,603
Federal Home Loan Bank advances	10,000	22,000
Subordinated debt	7,855	7,855
Other liabilities	2,235	1,639

Total liabilities	491,898	493,266

Commitments and contingencies (Note 6)	—	—

Stockholders’ Equity:
Preferred stock, no par value	13,179	13,179
Discount on preferred stock	(856)	(991)
Common stock, $5 per share par value	19,486	19,486
Additional paid-in capital	12,983	12,988
Retained deficit	(16,571)	(3,268)
Accumulated other comprehensive income	924	310

Total Stockholders’ Equity	29,145	41,704

Total Liabilities and Stockholders’ Equity	$521,043	$534,970

Preferred shares authorized	3,000,000	3,000,000
Preferred shares issued and outstanding	13,179	13,179
Common shares authorized	15,000,000	15,000,000
Common shares issued and outstanding	3,897,174	3,897,174

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Interest income
Interest and fees on loans	$4,489	$5,324	$9,139	$10,707
Interest on securities	845	851	1,599	1,785
Other interest income	15	16	26	33

Total interest income	5,349	6,191	10,764	12,525

Interest expense
Interest on deposits	1,176	1,209	2,330	2,658
Interest on borrowed funds	891	684	1,504	1,356

Total interest expense	2,067	1,893	3,834	4,014

Net interest income	3,282	4,298	6,930	8,511
Provision for loan losses	6,572	1,086	8,917	2,002

Net interest income (loss) after provision for loan losses	(3,290)	3,212	(1,987)	6,509

Noninterest income
Customer service fees	328	330	633	645
Increase in value of bank owned life insurance	89	90	178	179
Gains on investment securities	6	94	6	190
Other income (loss)	2	(2)	10	1

Total non-interest income	425	512	827	1,015

Noninterest expense
Salaries and benefits	1,604	1,799	3,190	3,714
Occupancy and equipment	527	533	1,069	1,128
FDIC insurance assessments	334	263	604	562
Data processing services	224	191	436	397
Valuation provisions and net operating costs associated with foreclosed real estate	2,747	343	2,997	712
Other	1,323	952	2,386	1,803

Total noninterest expense	6,759	4,081	10,682	8,316

Loss before income taxes	(9,624)	(357)	(11,842)	(792)
Provision (benefit) for income taxes	—	(169)	996	(369)

Net loss	(9,624)	(188)	(12,838)	(423)
Dividends and accretion on preferred stock	(232)	(227)	(464)	(454)

Net loss available to common stockholders	$(9,856)	$(415)	$(13,302)	$(877)

Loss per common share:
Basic	$(2.53)	$(0.11)	$(3.41)	$(0.23)

Diluted	$(2.53)	$(0.11)	$(3.41)	$(0.23)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30
	2011	2010
Cash flows from operating activities:
Net loss	$(12,838)	$(423)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	8,917	2,002
Stock based compensation expense (benefit)	(5)	12
Loss on disposal of premises and equipment	3	6
Depreciation and amortization	504	538
Change in valuation allowance on other real estate owned	2,528	474
Loss on sale of other real estate owned	176	54
Gain on sale of securities	(6)	(190)
Increase in bank owned life insurance	(178)	(179)
Net amortization/accretion of premiums and discounts on investments	398	131
Net change in other assets	1,494	5,191
Net change in other liabilities	596	(144)

Net cash provided by operating activities	1,589	7,472

Cash flows from investing activities:
Net change in federal funds sold	1,155	21,660
Purchases of premises and equipment	(82)	(31)
Purchases of securities	(21,926)	(72,337)
Proceeds from sales, calls, maturities and principal repayments of securities available for sale	14,371	91,694
Redemption of FHLB stock	65	—
Improvements made to other real estate owned	—	(19)
Proceeds from sales of other real estate owned	1,420	1,147
Proceeds from sales of premises and equipment	—	1
Net decrease in loans	9,565	16,829

Net cash provided by investing activities	4,568	58,944

Cash flows from financing activities:
Net increase (decrease) in deposits	9,929	(79,930)
Net additions (repayments) of other borrowings	(12,000)	10,000
Increase (decrease) in repurchase agreements	107	(927)
Cash dividends paid on preferred stock	(330)	(329)

Net cash used by financing activities	(2,294)	(71,186)

Net increase (decrease) in cash and cash equivalents	3,863	(4,770)
Cash and cash equivalents at beginning of period	10,565	12,544

Cash and cash equivalents at end of period	$14,428	$7,774

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,425	$4,813

Noncash investing and financing activities:
Change in fair value of securities available for sale, net of tax	$614	$1,210

Transfer from loans to other real estate owned	$1,876	$2,604

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(dollars in thousands)

								Accumulated
			Discount			Additional	Retained	Other	Total
	Preferred Stock		on Preferred	Common Stock		Paid-In	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Stock	Shares	Amount	Capital	(Deficit)	Income	Equity

Balance, December 31, 2009	13,179	$13,179	$(1,245)	3,897,174	$19,486	$12,978	$300	$294	$44,992
Net loss	—	—	—	—	—	—	(423)	—	(423)
Other comprehensive income	—	—	—	—	—	—	—	1,210	1,210

Total comprehensive income	—	—	—	—	—	—	—	—	787

Stock based compensation expense	—	—	—	—	—	12	—	—	12

Discount accretion on preferred stock	—	—	124	—	—	—	(124)	—	—

Dividends accrued on preferred stock	—	—	—	—	—	—	(329)	—	(329)

Balance, June 30, 2010	13,179	$13,179	$(1,121)	3,897,174	$19,486	$12,990	$(576)	$1,504	$45,462

Balance, December 31, 2010	13,179	$13,179	$(991)	3,897,174	$19,486	$12,988	$(3,268)	$310	$41,704
Net loss	—	—	—	—	—	—	(12,839)	—	(12,839)
Other comprehensive loss	—	—	—	—	—	—	—	614	614

Total comprehensive loss	—	—	—	—	—	—	—	—	(12,225)

Stock based compensation benefit	—	—	—	—	—	(5)	—	—	(5)

Discount accretion on preferred stock	—	—	135	—	—	—	(135)	—	—

Dividends accrued on preferred stock	—	—	—	—	—	—	(329)	—	(329)

Balance, June 30, 2011	13,179	$13,179	$(856)	3,897,174	$19,486	$12,983	$(16,571)	$924	$29,145

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the financial information included in these unaudited financial statements reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 2011 and December 31, 2010 and for the three- and six-month periods ended June 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

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

Earnings (loss) per share have been computed based on the following (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income (loss) applicable to common stock	$(9,856)	$(415)	$(13,302)	$(877)

Weighted average number of common shares outstanding	3,897,174	3,897,174	3,897,174	3,897,174

Weighted average number of diluted common shares outstanding	3,897,174	3,897,174	3,897,174	3,897,174

Common stock options and common stock warrants - anti-dilutive	502,205	517,245	502,205	42,040

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

NOTE 3. INVESTMENT SECURITIES

The amortized cost, estimated fair values and carrying values of the investment securities portfolios at the indicated dates are summarized as follows (dollars in thousands):

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agencies securities	$56,526	$806	$109	$57,223	$57,223
State and municipal bonds	3,439	175	—	3,614	3,614
Corporate securities	963	46	—	1,009	1,009
Mortgage-backed securities	53,783	664	109	54,338	54,338

Total investment securities available for sale	114,711	1,691	218	116,184	116,184

Investment securities held to maturity:
Corporate securities	2,350	96	239	2,207	2,350

Total investment securities	$117,061	$1,787	$457	$118,391	$118,534

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agencies securities	$53,141	$746	$369	$53,518	$53,518
State and municipal bonds	3,696	165	2	3,859	3,859
Corporate securities	962	—	22	940	940
Mortgage-backed securities	48,265	355	397	48,223	48,223

Total investment securities available for sale	106,064	1,266	790	106,540	106,540

Investment securities held to maturity:
Corporate securities	3,833	131	239	3,725	3,833

Total investment securities	$109,897	$1,397	$1,029	$110,265	$110,373

NOTE 4. LOANS

The loan portfolio as of the dates indicated is summarized below (dollars in thousands):

	June 30, 2011	December 31, 2010
Real estate loans:
1-4 family residential	$80,823	$78,750
Commercial real estate	153,525	161,839
Construction and development	30,086	35,310
Home equity	30,034	31,465

Total real estate loans	294,468	307,364

Commercial business and other loans	43,699	51,581

Consumer loans:
Installment	3,739	4,300
Other	3,711	2,908

Total consumer loans	7,450	7,208

Gross loans receivable	345,617	366,153
Allowance for loan losses	(6,685)	(6,863)

Loans, net	$338,932	$359,290

Impaired loans, segregated by class of loans, are summarized as follows as of the dates indicated (dollars in thousands):

	June 30, 2011					December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate	$2,843	$4,849	$—	$4,860	$105	$1,888	$2,012	$—	$2,083	$127
Commercial Real Estate
Owner occupied	11,603	13,693	—	13,930	326	6,805	7,755	—	7,778	412
Income producing	3,384	3,477	—	3,517	59	1,694	1,694	—	1,740	63
Multifamily	1,312	1,344	—	1,363	22	—	—	—	—	—
Construction & Development
1 - 4 Family	245	245	—	245	4	98	100	—	99	8
Other	1,274	1,670	—	1,678	50	1,141	1,192	—	1,247	56
Farmland	—	—	—	—	—	—	—	—	—	—
Residential
Equity Lines	—	—	—	—	—	37	80	—	80	6
1 - 4 Family	4,243	5,534	—	5,589	144	2,634	2,686	—	2,697	156
Junior Liens	—	—	—	—	—	18	20	—	20	2
Consumer - Non Real Estate
Credit Cards	—	—	—	—	—	—	—	—	—	—
Other	19	21	—	21	1	101	156	—	157	11

Total loans with no allowance	$24,923	$30,833	$—	$31,203	$711	$14,416	$15,695	$—	$15,901	$841

With an allowance recorded:
Commercial - Non Real Estate	$3,315	$3,315	$1,216	$3,368	$86	$2,633	$3,103	$513	$3,138	$149
Commercial Real Estate
Owner occupied	1,929	4,559	52	4,575	66	10,430	10,434	951	10,465	430
Income producing	3,359	3,359	84	3,373	83	2,899	2,899	72	2,924	123
Multifamily	—	—	—	—	—	—	—	—	—	—
Construction & Development
1 - 4 Family	748	748	11	780	20	1,138	1,138	44	1,138	69
Other	923	926	68	929	25	148	148	—	148	8
Farmland	—	—	—	—	—	—	—	—	—	—
Residential
Equity Lines	—	—	—	—	—	497	497	447	503	21
1 - 4 Family	4,843	4,844	363	4,865	117	3,117	3,134	516	3,141	142
Junior Liens	331	331	5	365	10	59	60	25	60	1
Consumer - Non Real Estate
Credit Cards	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	—

Total loans with an allowance	$15,448	$18,082	$1,799	$18,255	$407	$20,921	$21,413	$2,568	$21,517	$943

Total:
Commercial - Non Real Estate	$6,158	$8,164	$1,216	$8,228	$191	$4,521	$5,115	$513	$5,221	$276
Commercial Real Estate	$21,587	$26,432	$136	$26,758	$556	$21,828	$22,782	$1,023	$22,907	$1,028
Construction & Development	$3,190	$3,589	$79	$3,632	$99	$2,525	$2,578	$44	$2,632	$141
Residential	$9,417	$10,709	$368	$10,819	$271	$6,362	$6,477	$988	$6,501	$328
Consumer - Non Real Estate	$19	$21	$—	$21	$1	$101	$156	$—	$157	$11

Totals	$40,371	$48,915	$1,799	$49,458	$1,118	$35,337	$37,108	$2,568	$37,418	$1,784

Troubled debt restructurings (TDR) are a subset of impaired loans and totaled $23.6 million at June 30, 2011 and $22.1 million at December 31, 2010.

Non-accrual loans and an age analysis of past due loans, segregated by class of loans, were as follows (dollars in thousands):

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-accrual Loans
June 30, 2011:
Commercial - Non Real Estate	$396	$702	$616	$1,714	$41,985	$43,699	$—	$2,843
Commercial Real Estate
Owner occupied	473	2,018	9,932	12,423	84,411	96,834	—	12,318
Income producing	—	—	1,248	1,248	48,290	49,538	—	3,384
Multifamily	—	—	—	—	6,752	6,752	—	1,312
Construction & Development
1 - 4 Family	417	—	245	662	3,946	4,608	—	245
Other	126	255	1,053	1,434	24,044	25,478	—	1,420
Farmland	—	—	—	—	401	401	—	—
Residential
Equity Lines	7	55	—	62	29,972	30,034	—	—
1 - 4 Family	1,537	1,346	2,794	5,677	73,310	78,987	—	5,491
Junior Liens	—	—	—	—	1,836	1,836	—	—
Consumer - Non Real Estate
Credit Cards	—	—	—	—	—	—	—	—
Other	29	4	—	33	3,706	3,739	—	19
Other	—	—	—	—	3,711	3,711	—	—

Total	$2,985	$4,380	$15,888	$23,253	$322,364	$345,617	$—	$27,032

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-accrual Loans
December 31, 2010:
Commercial - Non Real Estate	$2,250	$148	$1,380	$3,778	$47,803	$51,581	$—	$3,068
Commercial Real Estate
Owner occupied	4,321	—	3,785	8,106	96,100	104,206	—	13,827
Income producing	345	—	1,349	1,694	48,518	50,212	—	1,349
Multifamily	—	—	—	—	7,003	7,003	—	—
Construction & Development
1 - 4 Family	1,299	1,233	99	2,631	2,968	5,599	—	1,236
Other	286	—	251	537	29,174	29,711	—	1,038
Farmland	—	—	—	—	418	418	—	—
Residential
Equity Lines	503	87	—	590	30,875	31,465	—	432
1 - 4 Family	2,026	1,697	1,391	5,114	71,693	76,807	—	3,561
Junior Liens	—	—	—	—	1,943	1,943	—	78
Consumer - Non Real Estate
Credit Cards	—	—	—	—	—	—	—	—
Other	74	1	96	171	4,129	4,300	—	101
Other	—	—	—	—	2,908	2,908	—	—

Total	$11,104	$3,166	$8,351	$22,621	$343,532	$366,153	$—	$24,690

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans and leases is as follows (dollars in thousands):

	June 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss
Internal Risk Rating Grades
Commercial - Non Real Estate	$33,028	$3,912	$4,887	$1,872	$—
Commercial Real Estate
Owner occupied	62,137	13,388	21,309	—	—
Income producing	34,472	6,672	8,394	—	—
Multifamily	3,862	749	2,141	—	—
Construction & Development
1 - 4 Family	2,160	1,347	1,101	—	—
Other	21,276	2,191	2,011	—	—
Farmland	401	—	—	—	—

Totals	$157,336	$28,259	$39,843	$1,872	$—

Total:
Commercial - Non Real Estate	$33,028	$3,912	$4,887	$1,872	$—
Commercial Real Estate	$100,471	$20,809	$31,844	$—	$—
Construction & Development	$23,837	$3,538	$3,112	$—	$—

Totals	$157,336	$28,259	$39,843	$1,872	$—

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Loss
Internal Risk Rating Grades
Commercial - Non Real Estate	$36,269	$9,381	$5,625	$306	$—
Commercial Real Estate
Owner occupied	65,512	17,632	21,062	—	—
Income producing	36,450	9,169	4,593	—	—
Multifamily	4,646	1,524	833	—	—
Construction & Development
1 - 4 Family	2,996	1,125	1,478	—	—
Other	25,169	2,939	1,402	201	—
Farmland	418	—	—	—	—

Totals	$171,460	$41,770	$34,993	$507	$—

Total:
Commercial - Non Real Estate	$36,269	$9,381	$5,625	$306	$—
Commercial Real Estate	$106,608	$28,325	$26,488	$—	$—
Construction & Development	$28,583	$4,064	$2,880	$201	$—

Totals	$171,460	$41,770	$34,993	$507	$—

All consumer-related loans, including residential real estate and non-real estate, are evaluated and monitored based upon payment activity. Once a consumer-related loan becomes past due on a recurring basis, the Company will pull that loan out of the homogenized pool and evaluate it individually for impairment. At this time, the consumer-related loan may be placed on the Company’s internal watch list and risk rated either special mention or substandard, depending upon the individual circumstances. Consumer-related loans at June 30, 2011 and December 31, 2010, segregated by class of loans, were as follows (dollars in thousands):

	June 30, 2011		December 31, 2010
	Performing	Non- Performing	Performing	Non- Performing
Risk Based on Payment Activity
Residential
Equity Lines	$30,034	$—	$31,069	$396
1 - 4 Family	76,699	2,288	73,682	3,125
Junior Liens	1,836	—	1,866	77
Consumer - Non Real Estate
Credit Cards	—	—	—	—
Other	3,720	19	4,294	6

Totals	$112,289	$2,307	$110,911	$3,604

Total:
Residential	$108,569	$2,288	$106,617	$3,598
Consumer - Non Real Estate	$3,720	$19	$4,294	$6

Totals	$112,289	$2,307	$110,911	$3,604

NOTE 5. ALLOWANCE FOR LOAN LOSSES

The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans.

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Company’s allowance for loan losses consists of three elements: (i) specific valuation allowances determined in accordance with accounting principles regarding receivables based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with accounting principles regarding contingencies based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances determined in accordance with accounting principles regarding contingencies based on general economic conditions and other qualitative risk factors both internal and external to the Company.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans at the time they were charged-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Company’s pools of similar loans include commercial and industrial loans, commercial real estate loans, construction and development loans, residential real estate loans, and consumer and other loans. General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) levels and trends in delinquencies and impaired loans; (ii) levels of and trends in chargeoffs and recoveries; (iii) levels of non-impaired substandard loans; (iv) trends in volume and terms of loans; (v) effects of changes in risk selection and underwriting practices; (vi) experience, ability, and depth of lending management and staff; (vii) national and local economic trends and conditions; (viii) industry conditions; and (ix) effect of changes in credit concentrations. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Loans identified as losses by management, internal loan review and/or regulatory examiners are charged-off.

Changes in the allowance for loan losses by segment are as follows:

	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance
June 30, 2011:
Commercial - Non Real Estate	$2,252	$(2,077)	$179	$2,430	$2,784
Commercial Real Estate
Owner occupied	1,055	(4,570)	21	3,958	464
Income producing	99	(54)	—	91	136
Multifamily	—	—	—	—	—
Construction & Development
1 - 4 Family	181	(168)	4	128	145
Other	486	(362)	97	243	464
Farmland	—	—	—	—	—
Residential
Equity Lines	459	(672)	2	325	114
1 - 4 Family	1,078	(1,426)	6	1,353	1,011
Consumer - Non Real Estate	161	(85)	10	57	143
Unallocated	1,092	—	—	332	1,424

Total	$6,863	$(9,414)	$319	$8,917	$6,685

	Individually Evaluated for Impairment
	June 30, 2011		December 31, 2010
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$1,216	$6,966	$513	$4,580
Commercial Real Estate
Owner occupied	52	12,805	951	17,235
Income producing	84	6,743	72	4,593
Multifamily	5	1,312	—	—
Construction & Development
1 - 4 Family	11	992	44	1,236
Other	68	2,198	25	1,288
Farmland	—	—	—	—
Residential
Equity Lines	—	—	447	534
1 - 4 Family	363	9,335	516	5,770
Consumer - Non Real Estate	—	20	—	101
Unallocated	—	—	—	—

Total	$1,799	$40,371	$2,568	$35,337

	Collectively Evaluated for Impairment
	June 30, 2011		December 31, 2010
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$1,568	$36,733	$1,739	$47,001
Commercial Real Estate
Owner occupied	412	84,028	104	86,971
Income producing	51	42,795	27	45,619
Multifamily	—	5,440	—	7,003
Construction & Development
1 - 4 Family	134	3,616	137	4,363
Other	396	23,280	461	28,422
Farmland	—	401	—	418
Residential
Equity Lines	114	30,034	12	30,931
1 - 4 Family	643	71,488	562	72,981
Consumer - Non Real Estate	144	3,719	161	4,199
Unallocated	1,424	—	1,092	—

Total	$4,886	$301,534	$4,295	$327,908

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, lines of credit and standby letters of credit. These instruments involve elements of credit risk in excess of amounts recognized in the accompanying financial statements.

The Company’s risk of loss related to unfunded loan commitments and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table presents a summary of outstanding financial instruments whose contract amounts represent credit risk as of June 30, 2011 (dollars in thousands):

Unfunded loan commitments	$31,336
Financial standby letters of credit	2,477

Total unused commitments	$33,813

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

NOTE 7. OTHER COMPREHENSIVE INCOME

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Unrealized holding gains on securities available-for-sale	$1,223	$1,564	$1,004	$2,158
Reclassification adjustment for gains (losses) realized in net loss	(6)	(94)	(6)	(190)

Net unrealized holding gains on securities available-for-sale	1,217	1,470	998	1,968
Income tax effect	(469)	(566)	(384)	(758)

Other comprehensive income, net of income tax effect	$748	$904	$614	$1,210

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defers the effective date for interim and annual periods ending after June 15, 2011, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. The deferral in this amendment is effective upon issuance and is not expected to have a significant impact on the Company.

In April 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This update provides additional guidance and amendments to Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist; the restructuring constitutes a concession, and the debtor is experiencing financial difficulties. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession, and on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.

The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies—Loss Contingencies. An entity should disclose the information required by paragraphs 310-10-50-33 through 50-34, which was deferred by Accounting Standards Update No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. The amendments are not expected to have a significant impact on the Company.

In April 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-3, Reconsideration of Effective Control for Repurchase Agreements. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity when all of the listed conditions have been met. The amendments are not expected to have a significant impact on the Company.

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820.

Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments are not expected to have a significant impact on the Company.

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-5, Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income.

Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.

The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. The amendments are not expected to have a significant impact on the Company.

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

NOTE 9. FAIR VALUE

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

The following table summarizes the Company’s assets measured at fair value at the dates indicated (dollars in thousands):

	At June 30, 2011
	Total	Level 1	Level 2	Level 3

Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$57,223	$—	$57,223	$—
State and municipals	3,614	—	3,614	—
Corporate	1,009	—	1,009	—
Mortgage-backed	54,338	—	54,338	—
Assets valued on a non-recurring basis
Impaired loans	40,371	—	40,371	—
Other real estate owned	6,066	—	6,066	—

Total	$162,621	$—	$162,621	$—

	At December 31, 2010
	Total	Level 1	Level 2	Level 3

Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$53,518	$—	$53,518	$—
State and municipals	3,859	—	3,859	—
Corporate	940	—	940	—
Mortgage-backed	48,223	—	48,223	—
Assets valued on a non-recurring basis
Impaired loans	35,337	—	35,337	—
Other real estate owned	8,314	—	8,314	—

Total	$150,191	$—	$150,191	$—

NOTE 10. BORROWED FUNDS

A summary of the Company’s outstanding borrowings and the annual rate of interest currently payable on each category is presented in the following table at the dates indicated (dollars in thousands):

	June 30, 2011		December 31, 2010
	Outstanding Balance	Annual Interest Rate	Outstanding Balance	Annual Interest Rate

Securities sold under overnight repurchase agreements	$710	0.12%	$603	0.13%
Securities sold under term repurchase agreements	45,000	4.38	45,000	4.38
Federal Home Loan Bank advances	10,000	0.16	22,000	1.13
Trust preferred securities	5,155	3.19	5,155	3.25
Subordinated debt	2,700	4.00	2,700	4.00

Total borrowed funds	$63,565	3.55%	$75,458	3.31%

The Bank engages from time-to-time in federal funds purchases from upstream correspondent institutions to meet temporary funding needs. There were none of these transactions outstanding at the close of either period presented in the above table.

The Bank had a total of $45.0 million of borrowings in the form of securities sold under term repurchase agreements that were entered into during 2008. These borrowings are secured by marketable investment securities equal to approximately 109.5% of the principal balances outstanding plus accrued interest and the value of an imbedded interest rate cap. The following table contains certain pertinent information with respect to these agreements at June 30, 2011 (dollars in thousands):

	Outstanding Principal Balance	Annual Effective Interest Rate	Final Maturity Date	Beginning Quarterly Call Dates	Collateral Requirement
Agreement dated 7/8/2008	$25,000	4.85%	7/8/2018	7/8/2013	$7,441
Agreement dated 8/20/2008	20,000	3.78	8/20/2015	8/20/2011	2,298

Total	$45,000	4.38%			$9,739

The Bank utilizes borrowings from the Federal Home Loan Bank (“FHLB”) as a source of liquidity. At June 30, 2011, the FHLB had advances totaling $10.0 million outstanding to the Bank. All of the FHLB advances are secured by the Bank’s qualifying real estate loans. The following table contains a summary of the more significant terms of these borrowings at June 30, 2011 (dollars in thousands):

	Outstanding Principal Balance	Annual Effective Interest Rate	Final Maturity Date

Advance dated 2/16/2010	$10,000	0.16%	02/16/12

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

In addition, the Trust may redeem the trust preferred securities in whole (but not in part) at any time within 90 days following the occurrence of a tax event, an investment company event, or a capital treatment event at a special redemption price (as defined in the debenture). Interest is payable quarterly on the trust preferred securities at the annual rate of 90-day LIBOR plus 300 basis points. In February 2011, the Company announced its election to defer its regularly scheduled interest payments on the junior subordinated debentures related to the trust preferred securities.

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

NOTE 11. STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company has 3.0 million shares of preferred stock authorized. There were 13,179 shares of preferred stock issued and outstanding with a $1,000 per share liquidation preference on June 30, 2011 and December 31, 2010. All of the shares were issued on April 17, 2009 in connection with the U.S. Treasury’s TARP Capital Purchase Program.

In February 2011, the Company notified the Treasury of its intent to defer the payment of its regular quarterly cash dividend on its Series A Preferred Stock sold to the Treasury.

Common Stock:

The Company has 15.0 million shares of $5 par value common stock authorized. There were 3,897,174 shares of common stock issued and outstanding at June 30, 2011 and December 31, 2010.

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

Consent Order with Regulators

The Bank entered into a Stipulation to the Issuance of a Consent Order (the “Stipulation”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Office of the Commissioner of Banks (the “Commissioner”) and the FDIC and the Commissioner issued the related Consent Order (the “Order”), effective April 27, 2011. The description of the Stipulation and the Order set forth below is qualified in its entirety by reference to the Stipulation and the Order, copies of which are included as exhibits 10.1 and 10.2, respectively, to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 3, 2011, and incorporated herein by reference.

Management. The Order requires that the Bank have and retain qualified management, including a chief executive officer, senior lending officer, and chief operating officer with qualifications and experience commensurate with their assigned duties and responsibilities within 60 days from the effective date of the Order. Within 30 days of the effective date of the Order, the board of directors must retain a bank consultant to develop a written analysis and assessment of the Bank’s management needs. Within 60 days from receipt of the consultant’s management report, the Bank must formulate a written management plan that incorporates the findings of the management report, a plan of action in response to each recommendation contained in the management report, and a time frame for completing each action.

Capital Requirements. While the Order is in effect, the Bank must maintain a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 10%. If the Bank’s capital ratios are below these levels as of the date of any call report or regulatory examination, the Bank must, within 30 days from receipt of a written notice of capital deficiency from its regulators, present a plan to increase capital to meet the requirements of the Order.

Allowance for Loan and Lease Losses and Call Report. Upon issuance of the Order, the Bank must make a provision to replenish the allowance for loan and lease losses (“ALLL”). Within 30 days of the effective date of the Order, the Bank must review its call reports filed with its regulators on or after December 31, 2010, and must amend those reports if necessary to accurately reflect the financial condition of the Bank. Within 60 days of the effective date of the Order, the Bank must submit a comprehensive policy for determining the adequacy of the ALLL.

Concentrations of Credit. Within 60 days of the issuance of the Order, the Bank must perform a risk segmentation analysis with respect to its concentrations of credit and must develop a written plan for systematically reducing and monitoring the Bank’s commercial real estate and acquisition, construction, and development loans to an amount commensurate with the Bank’s business strategy, management expertise, size, and location.

Charge-Offs, Credits. The Order requires that the Bank eliminate from its books, by charge-off or collection, all assets or portions of assets classified “loss” and 50% of those assets classified “doubtful.” If an asset is classified “doubtful,” the Bank may alternatively charge off the amount that is considered uncollectible in accordance with the Bank’s written analysis of loan or lease impairment. The Order also prevents the Bank from extending, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, on whole or in part, “loss” or “doubtful” and is uncollected. The Bank may not extend, directly or indirectly, any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been classified “substandard.” These limitations do not apply if the Bank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank.

Asset Growth. While the Order is in effect, the Bank must notify its regulators at least 60 days prior to undertaking asset growth that exceeds 10% or more per year or initiating material changes in asset or liability composition. The Bank’s asset growth cannot result in noncompliance with the capital maintenance provisions of the Order unless the Bank receives prior written approval from its regulators.

Restriction on Dividends and Other Payments. While the Order is in effect, the Bank cannot declare or pay dividends, pay bonuses, or pay any form of payment outside the ordinary course of business resulting in a reduction of capital without the prior written approval of its regulators. In addition, the Bank cannot make any distributions of interest, principal, or other sums on subordinated debentures without prior regulatory approval.

Brokered Deposits. The Order provides that the Bank may not accept, renew, or roll over any brokered deposits unless it is in compliance with the requirements of the FDIC regulations governing brokered deposits. These regulations prohibit undercapitalized institutions from accepting, renewing, or rolling over any brokered deposits and also prohibit undercapitalized institutions from soliciting deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution’s market area. An “adequately capitalized” institution may not accept, renew, or roll over brokered deposits unless it has applied for and been granted a waiver by the FDIC.

Written Plans and Other Material Terms. Under the terms of the Order, the Bank is required to prepare and submit the following written plans or reports to the FDIC and the Commissioner:

•	Plan to improve liquidity, contingency funding, interest rate risk, and asset liability management

•	Plan to reduce assets of $500,000 or greater classified “doubtful” and “substandard”

•	Revised lending and collection policy to provide effective guidance and control over the Bank’s lending and credit administration functions

•	Effective internal loan review and grading system

•	Policy for managing the Bank’s other real estate

•	Business/strategic plan covering the overall operation of the Bank

•	Plan and comprehensive budget for all categories of income and expense for the year 2011

•	Policy and procedures for managing interest rate risk

•	Assessment of the Bank’s information technology function

Under the Order, the Bank’s board of directors has agreed to increase its participation in the affairs of the Bank, including assuming full responsibility for the approval of policies and objectives for the supervision of all of the Bank’s activities. The Bank must also establish a board committee to monitor and coordinate compliance with the Order.

The Order will remain in effect until modified or terminated by the FDIC and the Commissioner.

CHANGES IN FINANCIAL CONDITION

Total Assets

At June 30, 2011, total assets were $521.0 million, a decrease of 2.6% compared to $535.0 million at December 31, 2010. The asset decrease was primarily the result of reductions in the loan portfolio, including net chargeoffs of $9.1 million. The Bank continues to raise deposits, mainly customer time deposits, which has resulted in increased liquidity and offset reductions in long-term debt.

Investment Securities

Investment securities totaled $118.5 million at June 30, 2011, compared to $110.4 million at December 31, 2010. The increase was a result of increased customer time deposits referred to above. A summary of the Company’s investment securities holdings by major category at June 30, 2011 and December 31, 2010 is included in Note 3 of “Notes to Consolidated Financial Statements”.

Loans and Allowance for Loan Losses

At June 30, 2011, the loan portfolio totaled $345.6 million and represented 66.3% of total assets compared to $366.2 million or 68.4% of total assets at December 31, 2010. Total loans at June 30, 2011 decreased $20.6 million or 5.6% from December 31, 2010. The decrease in loans outstanding in the six-month period is the result of net chargeoffs of $9.1 million and principal repayments in excess of new loans originated due to slower loan demand under the current economic conditions. Real estate loans, including commercial real estate, constituted approximately 85% of the loan portfolio, and commercial business and other loans comprised approximately 15% of the total loan portfolio at both June 30, 2011 and December 31, 2010.

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

The allowance for loan losses at June 30, 2011, amounted to $6.7 million, a decrease of $178,000, or 2.6% from December 31, 2010. The allowance consists of specific reserves of $1.8 million and a general allowance $4.9 million. The Bank’s provisions for loan losses amounted to $8.9 million at June 30, 2011 compared to $2.0 million at June 30, 2010. While the Company has not participated in “subprime” lending activities, we have been affected by the economic downturn in our markets. We continue to work with our customers with troubled credit relationships to the extent that it is reasonably possible.

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

The following table summarizes information regarding our nonaccrual loans, other real estate owned, and 90-day and over past due loans as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011	December 31, 2010
Loans accounted for on a nonaccrual basis:
Real estate loans:
1-4 family residential	$5,491	$4,071
Commercial real estate	17,014	15,176
Construction and development	1,665	2,274

Total real estate loans	24,170	21,521
Commercial business and other loans	2,843	3,068
Consumer loans	19	101

Total nonaccrual loans	27,032	24,690
Accruing loans which are contractually past due 90 days or more	—	—

Total nonperforming loans	27,032	24,690
Other real estate owned	6,066	8,314

Total nonperforming assets	$33,098	$33,004

Total nonperforming loans as a percentage of loans	7.82%	6.74%
Allowance for loan losses as a percentage of total nonperforming loans	24.73%	27.80%
Allowance for loan losses as a percentage of total loans	1.93%	1.87%
Total nonperforming assets as a percentage of loans and other real estate owned	9.41%	8.81%
Total nonperforming assets as a percentage of total assets	6.35%	6.17%

Deposits

The Company’s deposit services include business and individual checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRA deposits and certificates of deposit. At June 30, 2011, total deposits were $426.1 million compared to $416.2 million at December 31, 2010. The June 30, 2011 amount represents an increase of 2.4% from December 31, 2010, which is mainly recognized in customer time deposits. At June 30, 2011, the deposit mix was comparable to December 31, 2010.

The following table presents a breakdown of our deposit base at June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011	December 31, 2010
Noninterest bearing demand deposits	$38,176	$33,730
Interest checking deposits	37,139	34,004
Savings deposits	11,895	11,787
Money market deposits	95,822	103,136
Customer time deposits	176,534	160,514
Brokered certificates of deposit	66,532	72,998

Total deposits	$426,098	$416,169

Time deposits $100,000 or more:
Brokered certificates of deposit	$66,532	$72,998
Customer time deposits issued in denominations of $100,000 or more	85,284	74,381

Total time deposits issued in denominations of $100,000 or more	$151,816	$147,379

As a percent of total deposits:
Noninterest bearing demand deposits	8.96%	8.10%
Interest checking deposits	8.72	8.17
Savings deposits	2.79	2.83
Money market deposits	22.49	24.78
Customer time deposits	41.43	38.57
Brokered certificates of deposit	15.61	17.54

Total time deposits issued in denominations of $100,000 or more	35.63	35.41

Liquidity

Liquidity management is the process of managing assets and liabilities, as well as their maturities, to ensure adequate funding for loan and deposit activities, as well as continued growth of the Company. Sources of liquidity come from both balance sheet and off-balance sheet sources. We define balance sheet liquidity as the relationship that net liquid assets have to unsecured liabilities. Net liquid assets are the sum of cash and cash items, less required reserves on demand and interest checking deposits, plus demand deposits due from banks, plus temporary investments, including federal funds sold, plus the fair value of investment securities, less collateral requirements related to public funds on deposit and repurchase agreements. Unsecured liabilities are equal to total liabilities less required cash reserves on noninterest-bearing demand deposits and interest checking deposits less the outstanding balances of all secured liabilities, whether secured by liquid assets or not. We consider off-balance sheet liquidity to include unsecured federal funds lines from other banks and loan collateral which may be used for additional advances from the Federal Home Loan Bank. As of June 30, 2011 our balance sheet liquidity ratio (net liquid assets as a percent of unsecured liabilities) amounted to 18.2% and our total liquidity ratio (balance sheet plus off-balance sheet liquidity) was 21.6%.

In addition, we have the ability to borrow $10.0 million from the discount window of the Federal Reserve, as well as lines of credit from correspondent banks of $19.0 million subject to our pledge of marketable securities, which could be used for temporary funding needs. We also have the ability to borrow from the Federal Home Loan Bank on similar terms. While we consider these arrangements sources of back-up funding, we do not consider them as liquidity sources because they require our pledge of liquid assets as collateral. We regularly borrow from the Federal Home Loan Bank as a normal part of our business. These advances, which totaled $10.0 million at June 30, 2011, are secured by various types of real estate-secured loans. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at June 30, 2011 is adequate to meet its operating needs.

Interest Rate Sensitivity

Fluctuating interest rates, increased competition, and changes in the regulatory environment continue to significantly affect the importance of interest rate sensitivity management. Rate sensitivity arises when interest rates on assets change in a different period of time or in a different proportion to interest rates on liabilities. The primary objective of interest rate sensitivity management is to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. The Company uses an asset/liability simulation model to project potential changes to the Company’s net interest margin, net income, and economic value of equity based on simulated changes to market interest rates, namely the prime rate. Our goal is to maintain an interest rate sensitivity position as close to neutral as practicable whereby little or no change in interest income would occur as interest rates change. On June 30, 2011, we were cumulatively asset sensitive for the next twelve months, which means that our interest bearing assets would reprice more quickly than our interest bearing liabilities. Theoretically, our net interest margin will increase if market interest rates rise or decrease if market interest rates fall. However, the repricing characteristic of assets is different from the repricing characteristics of funding sources. Therefore, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

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

As described above, the Company and the Bank’s Boards of Directors entered into a regulatory consent order with their respective banking regulators during the second quarter which, among other things, requires that the Bank maintain capital levels in excess of normal regulatory minimums, including a Leverage Capital Ratio of at least 8.0% and a Total Risk-Based Capital Ratio of at least 10.0%, and that the Company and the Bank seek the approval of their respective regulators prior to the payment of any cash dividend. At June 30, 2011, the Bank was not in compliance with the minimum capital requirements. As a result, the Bank will be required to present its federal and state regulators with a plan to increase its capital ratios to the required percentages. The Bank has hired a consultant to help formulate this plan and assist in the exploration of other strategic alternatives.

On June 30, 2011, the Company’s Tier 1 and Total risk-weighted Capital Ratios were 7.29% and 9.22%, respectively, which were well above the minimum levels required by regulatory guidelines. At June 30, 2011, the Company’s Leverage Capital Ratio was 5.48%, which was also well above the minimum level required by the regulatory guidelines. On June 30, 2011, the Bank’s Tier 1 risk-weighted Capital Ratio was 7.92%, well above the minimum level required by regulatory guidelines. On June 30, 2011, the Bank’s leverage and Total risk-weighted Capital Ratios were 5.95% and 9.17%, respectively, both non-compliant with the levels specified in the above referenced consent order with bank regulators. Banks are placed into one of four capital categories based on the above three separate capital ratios. The four categories are “well-capitalized,” “adequately capitalized,” “under-capitalized” and “critically under-capitalized.” The Bank was considered “adequately capitalized” as of June 30, 2011. As of June 30, 2011, the Company’s capital ratios were above the minimum levels required by regulatory guidelines for bank holding companies.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 and 2010

Overview. For the three months ended June 30, 2011, the Company incurred a net loss available to common shareholders of $9.9 million, or $2.53 per common share. This compares to a net loss of $415,000, or $0.11 per common share, for the three months ended June 30, 2010. The second quarter of 2011 has an increased level of provision for loan losses that is still above the levels we experienced prior to 2008.

Net Interest Income. The Company’s net interest income for the three months ended June 30, 2011 totaled $3.3 million compared to $4.3 million at June 30, 2010. Net interest income decreased due to the loss of $7.2 million in interest earning assets and an increase of $12.3 million of non-performing assets compared to June 30, 2010. The net interest margin decreased 70 basis points from 3.39% in the second quarter of 2010 to 2.69% in the second quarter of 2011. Also affecting the margin was a prepayment penalty of $273,000 paid to the FHLB on a $10.0 million note. The prepayment will assist the Bank with its capital ratios, earnings, and net interest margin on a prospective basis.

Provision for Loan Losses. The loan loss provision amounted to $6.6 million for the quarter ended June 30, 2011, an increase of $5.5 million, or 505.2%, from the $1.1 million provision recorded in the comparable quarter of 2010. Net charge-offs totaled $8.2 million in the second quarter of 2011 compared to $957,000 in the second quarter of 2010.

Noninterest Income. Noninterest income totaled $425,000 for the three months ended June 30, 2011 compared to $512,000 (including $6,000 for 2011 and $94,000 in 2010 in gains on sale of investment securities) for the comparable three-month period of 2010. Noninterest income includes customer service charges on deposit accounts, bank owned life insurance, and gains on investment securities. Excluding gains on sale of investment securities, noninterest income remained relatively flat for the three months ended June 30, 2011 and 2010.

Noninterest Expenses. Noninterest expenses totaled $6.8 million and $4.1 million for the three months ended June 30, 2011 and 2010, respectively. Excluding the increase of other real estate expenses of $2.4 million, noninterest expenses for the three months would have only increased by $274,000. The increase in other real estate expense is primarily due to valuations performed on foreclosed assets. Other noninterest expenses affecting overhead cost were: (1) FDIC insurance assessment, which increased $71,000 due to increased rates; (2) credit review expense, which has increased $102,000 due to capital raising efforts; and (3) consultant fees, which have increased $111,000 due to additional needs regarding the consent order. An offset to the above-mentioned expenses has been a decrease of $195,000 in salaries and benefits as a result of management reorganization.

Income Taxes. The Company performed an analysis of its tax position after three years of tax losses. From this analysis, a valuation allowance has been determined and there was no income tax benefit or expense during the three months ending June 30, 2011 compared to an income tax benefit of $169,000 for the second quarter of 2010.

Six Months Ended June 30, 2011 and 2010

Overview. For the six months ended June 30, 2011, the Company incurred a net loss available to common shareholders of $13.3 million, or $3.41 per common share. This compares to a net loss of $877,000, or $0.23 per common share, for the six months ended June 30, 2010. The first six months of 2011 has an increased level of provision for loan losses that is still above the levels we experienced prior to 2008.

Net Interest Income. The Company’s net interest income for the six months ended June 30, 2011 totaled $6.9 million compared to $8.5 million at June 30, 2010. Net interest income decreased due to the loss of $7.2 million in interest earning assets and an increase of $12.3 million of non-performing assets compared to June 30, 2010. Net interest margin decreased 42 basis points from 3.28% in the six-month period of 2010 to 2.86% in the six-month period of 2011. Also affecting the margin was a prepayment penalty of $273,000 paid to the FHLB on a $10.0 million note. The prepayment will assist the Bank with its capital ratios, earnings, and net interest margin on a prospective basis.

Provision for Loan Losses. The loan loss provision amounted to $8.9 million for the six months ended June 30, 2011, an increase of $6.9 million, or 345.4%, from the $2.0 million provision recorded in the comparable period of 2010. Net charge-offs totaled $9.1 million in the six-month period of 2011 compared to $3.0 million in the six-month period of 2010.

Noninterest Income. Noninterest income totaled $827,000 for the six months ended June 30, 2011 compared to $1.0 million (including $6,000 for 2011 and $190,000 in 2010 in gains on sale of investment securities) for the comparable six-month period of 2010. Noninterest income includes customer service charges on deposit accounts, bank owned life insurance, and gains on investment securities. Excluding gains on sale of investment securities, noninterest income remained relatively flat for the six months ended June 30, 2011 and 2010.

Noninterest Expenses. Noninterest expenses totaled $10.7 million and $8.3 million for the six months ended June 30, 2011 and 2010, respectively. Excluding the increase in other real estate expenses of $2.3 million, noninterest expenses for the six months would have increased by only $81,000. The increase in other real estate expense is primarily due to valuations performed on foreclosed assets. Other noninterest expenses affecting overhead cost were: (1) FDIC insurance assessment, which increased $42,000 due to increased rates; (2) credit review expense, which has increased $153,000 due to capital raising efforts; and (3) legal services, which have increased $217,000 due to ongoing litigation. An offset to the above-mentioned expenses has been a decrease of $524,000 in salaries and benefits as a result of management reorganization.

Income Taxes. The Company performed an analysis of its tax position after three years of tax losses. From this analysis, a valuation allowance of $4.9 million was established against our deferred tax asset. This valuation along with a current year income tax benefit of $3.9 million resulted in a $996,000 income tax expense for the six months ending June 30, 2011 compared to an income tax benefit of $369,000 for the first six months of 2010.

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

In connection with the above evaluation of the effectiveness of the Company’s disclosure controls and procedures, no change in the Company’s internal control over financial reporting was identified that occurred during the most recent quarterly period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to Part II, Item 1, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, for a discussion of certain pending litigation.

Item 1A.	Risk Factors

In addition to the risk factors that were disclosed in response to Item 1A of Part I of Form 10-K for the year ended December 31, 2010, the following risk factors could impact our operations and financial results:

Risks Relating to Our Business

The Bank is subject to a consent order issued by the Federal Deposit Insurance Corporation and the North Carolina Office of the Commissioner of Banks. We will be required to devote significant resources to complying with the order. The order may have a material adverse effect on our operations and the value of our securities.

The Bank is subject to a consent order issued by the Federal Deposit Insurance Corporation and the North Carolina Office of the Commissioner of Banks. The order became effective on April 27, 2011. Among other things, the order restricts our ability to grow our assets and pay dividends.

In addition, the order requires us to improve our risk management, compliance systems, oversight functions, financial management, and capital. While subject to the order, we expect that our management and board of directors will be required to focus considerable time and attention on taking corrective actions to comply with its terms. We are also required to hire third-party consultants and advisers to assist us in complying with the order, which could increase our noninterest expense and reduce our earnings, which could affect the value of our securities.

There can be no assurance that we will be able to successfully address our regulators’ concerns or that we will be able to comply with the terms of the order. If we do not comply with the order, we could be subject to the assessment of civil money penalties, further regulatory sanctions, or other regulatory enforcement actions. The order will remain in effect until modified or terminated by the Federal Deposit Insurance Corporation and the North Carolina Office of the Commissioner of Banks.

The Company relies on dividends from the Bank for substantially all of its revenue. The Bank is currently prohibited from paying dividends without prior regulatory approval.

The Company receives substantially all of its revenue as dividends from the Bank. Under the terms of the consent order with the Bank’s federal and state regulators, the Bank cannot declare or pay dividends without the prior written approval of its regulators. As a result of this dividend restriction, the Company may not be able to service its debt, pay its other obligations, or pay dividends on its common stock and on the preferred stock issued to the U.S. Department of the Treasury under the TARP Capital Purchase Program. Earlier this year, the Company notified the U.S. Department of the Treasury of its intent to defer the payment of its regular quarterly cash dividends on the preferred stock issued to the Treasury. The Company also elected to defer its regularly scheduled interest payment on its junior subordinated debentures related to the outstanding trust preferred securities of Bank of the Carolinas Trust I. These events could have a material adverse effect on the Company’s business, financial condition, results of operations, and the value of the Company’s securities.

Risks Relating to Our Common Stock

The Company’s ability to pay dividends is limited by the Bank’s ability to pay future dividends. The Bank is currently prohibited from paying dividends without prior regulatory approval.

Virtually all of the Company’s operations are conducted through the Bank. As a result, the Company’s ability to pay dividends in the future is limited by the Bank’s ability to pay dividends to the Company. Under the terms of the consent order with the Bank’s federal and state regulators, the Bank cannot declare or pay dividends without the prior written approval of its regulators. If the Bank is not permitted to pay dividends, then the Company’s ability to pay dividends on its common stock will be adversely impacted. This could have a material adverse effect on the value of the Company’s common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities.

As disclosed on its Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2011, the Company has notified the United States Department of the Treasury of its intent to defer the payment of its regular quarterly cash dividends on its fixed rate cumulative perpetual preferred stock, series A, issued to the Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program. Therefore, the Company is currently in arrears with the dividend payments on the series A preferred stock. As of June 30, 2011, the amount of the arrearage on the dividend payments for the series A preferred stock was $417,335.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed with this report.

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a)

31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a)

32.01	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, in XBRL (eXtensible Business Reporting Language)*

*

Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: August 12, 2011	By:	/s/ Stephen R. Talbert
Stephen R. Talbert
President and Chief Executive Officer

Date: August 12, 2011	By:	/s/ Eric E. Rhodes
Eric E. Rhodes
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a)

31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a)

32.01	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, in XBRL (eXtensible Business Reporting Language)*

*

Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.