Form 10-Q
period 2011-09-30
Bank of the Carolinas CORP
filed 2011-11-14
CIK 1365997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

On November 14, 2011 there were 3,897,174 outstanding shares of the registrant’s common stock.

BANK OF THE CAROLINAS CORPORATION

FORM 10-Q

September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bank of the Carolinas Corporation

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	September 30, 2011	December 31 2010*
	(Unaudited)
Assets:
Cash and due from banks, noninterest-bearing	$4,922	$4,303
Interest-bearing deposits in banks	4,431	6,262

Cash and cash equivalents	9,353	10,565

Federal funds sold	22,630	9,330

Investment securities	113,768	110,373

Loans receivable	324,757	366,153
Less: Allowance for loan losses	(8,691)	(6,863)

Total loans, net	316,066	359,290
Premises and equipment	12,448	13,106
Other real estate owned	9,825	8,314
Bank owned life insurance	10,640	10,371
Deferred tax assets	3,509	5,123
Prepaid FDIC insurance assessment	2,759	3,670
Accrued interest receivable	1,700	1,814
Other assets	3,179	3,014

Total assets	$505,877	$534,970

Liabilities and Stockholders’ Equity:
Deposits:
Noninterest-bearing demand deposits	$34,446	$33,730
Interest-checking deposits	38,527	34,004
Savings and money market deposits	103,163	114,923
Time deposits	241,422	233,512

Total deposits	417,558	416,169
Securities sold under agreements to repurchase	45,412	45,603
Federal Home Loan Bank advances	10,000	22,000
Subordinated debt	7,855	7,855
Other liabilities	2,226	1,639

Total liabilities	483,051	493,266

Commitments and contingencies (Note 6)	—	—

Stockholders’ Equity:
Preferred stock, no par value	13,179	13,179
Discount on preferred stock	(787)	(991)
Common stock, $5 per share par value	19,486	19,486
Additional paid-in capital	12,984	12,988
Retained deficit	(23,650)	(3,268)
Accumulated other comprehensive income	1,614	310

Total Stockholders’ Equity	22,826	41,704

Total Liabilities and Stockholders’ Equity	$505,877	$534,970

Preferred shares authorized	3,000,000	3,000,000
Preferred shares issued and outstanding	13,179	13,179
Common shares authorized	15,000,000	15,000,000
Common shares issued and outstanding	3,897,174	3,897,174

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Interest income
Interest and fees on loans	$4,276	$5,102	$13,415	$15,809
Interest on securities	823	822	2,422	2,607
Other interest income	16	12	42	45

Total interest income	5,115	5,936	15,879	18,461

Interest expense
Interest on deposits	1,075	1,181	3,405	3,839
Interest on borrowed funds	571	641	2,075	1,997

Total interest expense	1,646	1,822	5,480	5,836

Net interest income	3,469	4,114	10,399	12,625
Provision for loan losses	5,650	858	14,567	2,860

Net interest income (loss) after provision for loan losses	(2,181)	3,256	(4,168)	9,765

Noninterest income
Customer service fees	318	316	951	961
Increase in value of bank owned life insurance	91	91	269	270
Gains on investment securities	—	178	6	368
Other income	6	4	16	5

Total non-interest income	415	589	1,242	1,604

Noninterest expense
Salaries and benefits	1,757	1,686	4,947	5,400
Occupancy and equipment	502	537	1,571	1,665
FDIC insurance assessments	345	155	949	717
Data processing services	218	210	654	607
Valuation provisions and net operating costs associated with foreclosed real estate	1,053	349	4,050	1,061
Other	1,205	857	3,591	2,660

Total noninterest expense	5,080	3,794	15,762	12,110

Income (loss) before income taxes	(6,846)	51	(18,688)	(741)
Provision (benefit) for income taxes	—	(31)	996	(400)

Net income (loss)	(6,846)	82	(19,684)	(341)
Dividends and accretion on preferred stock	(234)	(229)	(698)	(683)

Net loss available to common stockholders	$(7,080)	$(147)	$(20,382)	$(1,024)

Loss per common share:
Basic	$(1.82)	$(0.04)	$(5.23)	$(0.26)

Diluted	$(1.82)	$(0.04)	$(5.23)	$(0.26)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30
	2011	2010
Cash flows from operating activities:
Net loss	$(19,684)	$(341)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	14,567	2,860
Stock based compensation expense (benefit)	(4)	11
Loss on disposal of premises and equipment	3	6
Depreciation and amortization	751	804
Change in valuation allowance on other real estate owned	3,191	591
Loss on sale of other real estate owned	125	107
Gain on sale of securities	(6)	(368)
Increase in bank owned life insurance	(269)	(270)
Net amortization/accretion of premiums and discounts on investments	572	273
Net change in other assets	1,361	5,352
Net change in other liabilities	93	(432)

Net cash provided by operating activities	700	8,593

Cash flows from investing activities:
Net change in federal funds sold	(13,300)	23,480
Purchases of premises and equipment	(96)	(171)
Purchases of securities	(31,533)	(99,832)
Proceeds from sales, calls, maturities and principal repayments of securities available for sale	29,691	128,039
Redemption of FHLB stock	298	—
Improvements made to other real estate owned	—	(19)
Proceeds from sales of other real estate owned	2,855	2,581
Proceeds from sales of premises and equipment	—	1
Net decrease in loans	20,975	15,961

Net cash provided by investing activities	8,890	70,040

Cash flows from financing activities:
Net increase (decrease) in deposits	1,389	(78,959)
Net additions (repayments) of other borrowings	(12,000)	5,000
Decrease in repurchase agreements	(191)	(812)
Cash dividends paid on preferred stock	—	(494)

Net cash used by financing activities	(10,802)	(75,265)

Net increase (decrease) in cash and cash equivalents	(1,212)	3,368
Cash and cash equivalents at beginning of period	10,565	12,544

Cash and cash equivalents at end of period	$9,353	$15,912

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,900	$2,139

Noncash investing and financing activities:
Change in fair value of securities available for sale, net of tax	$1,304	$1,129

Transfer from loans to other real estate owned	$7,682	$3,598

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(dollars in thousands)

								Accumulated
			Discount			Additional	Retained	Other	Total
	Preferred Stock		on Preferred	Common Stock		Paid-In	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Stock	Shares	Amount	Capital	(Deficit)	Income	Equity

Balance, December 31, 2009	13,179	$13,179	$(1,245)	3,897,174	$19,486	$12,978	$300	$294	$44,992
Net loss	—	—	—	—	—	—	(341)	—	(341)
Other comprehensive income	—	—	—	—	—	—	—	1,129	1,129

Total comprehensive income	—	—	—	—	—	—	—	—	788

Stock based compensation expense	—	—	—	—	—	11	—	—	11

Discount accretion on preferred stock	—	—	189	—	—	—	(189)	—	—

Dividends accrued on preferred stock	—	—	—	—	—	—	(494)	—	(494)

Balance, September 30, 2010	13,179	$13,179	$(1,056)	3,897,174	$19,486	$12,989	$(724)	$1,423	$45,297

Balance, December 31, 2010	13,179	$13,179	$(991)	3,897,174	$19,486	$12,988	$(3,268)	$310	$41,704
Net loss	—	—	—	—	—	—	(19,684)	—	(19,684)
Other comprehensive income	—	—	—	—	—	—	—	1,304	1,304

Total comprehensive loss	—	—	—	—	—	—	—	—	(18,380)

Stock based compensation benefit	—	—	—	—	—	(4)	—	—	(4)

Discount accretion on preferred stock	—	—	204	—	—	—	(204)	—	—

Dividends accrued on preferred stock	—	—	—	—	—	—	(494)	—	(494)

Balance, September 30, 2011	13,179	$13,179	$(787)	3,897,174	$19,486	$12,984	$(23,650)	$1,614	$22,826

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the financial information included in these unaudited financial statements reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2011 and December 31, 2010 and for the three- and nine-month periods ended September 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

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

Earnings (loss) per share have been computed based on the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net income (loss) applicable to common stock	$(7,080)	$(147)	$(20,382)	$(1,024)

Weighted average number of common shares outstanding	3,897,174	3,897,174	3,897,174	3,897,174

Weighted average number of diluted common shares outstanding	3,897,174	3,897,174	3,897,174	3,897,174

Common stock options and common stock warrants - anti-dilutive	502,205	517,245	502,205	517,245

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

NOTE 3. INVESTMENT SECURITIES

The amortized cost, estimated fair values and carrying values of the investment securities portfolios at the indicated dates are summarized as follows (dollars in thousands):

	September 30, 2011
		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agencies securities	$46,234	$1,119	$11	$47,342	$47,342
State and municipal bonds	3,436	173	—	3,609	3,609
Corporate securities	963	98	—	1,061	1,061
Mortgage-backed securities	58,184	1,248	33	59,399	59,399

Total investment securities available for sale	108,817	2,638	44	111,411	111,411

Investment securities held to maturity:
Corporate securities	2,357	68	239	2,186	2,357

Total investment securities	$111,174	$2,706	$283	$113,597	$113,768

	December 31, 2010
		Gross	Gross
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agencies securities	$53,141	$746	$369	$53,518	$53,518
State and municipal bonds	3,696	165	2	3,859	3,859
Corporate securities	962	—	22	940	940
Mortgage-backed securities	48,265	355	397	48,223	48,223

Total investment securities available for sale	106,064	1,266	790	106,540	106,540

Investment securities held to maturity:
Corporate securities	3,833	131	239	3,725	3,833

Total investment securities	$109,897	$1,397	$1,029	$110,265	$110,373

Management of the Bank believes all unrealized losses on available-for-sale securities as of September 30, 2011 represent temporary impairments related to market fluctuations. The unrealized losses on our securities are a nominal portion of the total value of the portfolio. The Bank has no intention of selling these securities before their maturity and has the appropriate sources of liquidity to hold these securities until maturity so that no recognized losses will occur.

NOTE 4. LOANS

The loan portfolio as of the dates indicated is summarized below (dollars in thousands):

	September 30,	December 31,
	2011	2010
Real estate loans:
1-4 family residential	$81,220	$78,750
Commercial real estate	133,201	161,839
Construction and development	36,117	35,310
Home equity	30,116	31,465

Total real estate loans	280,654	307,364

Commercial business and other loans	37,226	51,581

Consumer loans:
Installment	3,738	4,300
Other	3,139	2,908

Total consumer loans	6,877	7,208

Gross loans receivable	324,757	366,153
Allowance for loan losses	(8,691)	(6,863)

Loans, net	$316,066	$359,290

Impaired loans, segregated by class of loans, are summarized as follows as of the dates indicated (dollars in thousands):

	September 30, 2011					December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate	$1,147	$1,797	$—	$1,846	$59	$1,888	$2,012	$—	$2,083	$127
Commercial Real Estate
Owner occupied	4,491	8,681	—	9,480	244	6,805	7,755	—	7,778	412
Income producing	3,515	3,607	—	3,662	77	1,694	1,694	—	1,740	63
Multifamily	1,293	1,327	—	1,353	22	—	—	—	—	—
Construction & Development
1 - 4 Family	1,324	1,367	—	1,396	61	98	100	—	99	8
Other	1,077	1,243	—	1,255	54	1,141	1,192	—	1,247	56
Farmland	—	—	—	—	—	—	—	—	—	—
Residential
Equity Lines	65	65	—	66	2	37	80	—	80	6
1 - 4 Family	6,400	7,910	—	7,969	335	2,634	2,686	—	2,697	156
Junior Liens	—	—	—	—	—	18	20	—	20	2
Consumer - Non Real Estate
Credit Cards	—	—	—	—	—	—	—	—	—	—
Other	19	20	—	21	2	101	156	—	157	11

Total loans with no allowance	$19,331	$26,017	$—	$27,048	$856	$14,416	$15,695	$—	$15,901	$841

With an allowance recorded:
Commercial - Non Real Estate	$2,478	$3,503	$1,002	$3,568	$149	$2,633	$3,103	$513	$3,138	$149
Commercial Real Estate
Owner occupied	1,767	1,818	167	1,824	69	10,430	10,434	951	10,465	430
Income producing	3,992	3,992	126	4,023	153	2,899	2,899	72	2,924	123
Multifamily	—	—	—	—	—	—	—	—	—	—
Construction & Development
1 - 4 Family	380	380	10	401	16	1,138	1,138	44	1,138	69
Other	666	666	321	670	26	148	148	—	148	8
Farmland	—	—	—	—	—	—	—	—	—	—
Residential
Equity Lines	—	—	—	—	—	497	497	447	503	21
1 - 4 Family	6,709	6,714	223	6,740	193	3,117	3,134	516	3,141	142
Junior Liens	400	400	3	493	19	59	60	25	60	1
Consumer - Non Real Estate
Credit Cards	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	—

Total loans with an allowance	$16,392	$17,473	$1,852	$17,719	$625	$20,921	$21,413	$2,568	$21,517	$943

Total:
Commercial - Non Real Estate	$3,625	$5,300	$1,002	$5,414	$208	$4,521	$5,115	$513	$5,221	$276
Commercial Real Estate	$15,058	$19,425	$293	$20,342	$565	$21,828	$22,782	$1,023	$22,907	$1,028
Construction & Development	$3,447	$3,656	$331	$3,722	$157	$2,525	$2,578	$44	$2,632	$141
Residential	$13,574	$15,089	$226	$15,268	$549	$6,362	$6,477	$988	$6,501	$328
Consumer - Non Real Estate	$19	$20	$—	$21	$2	$101	$156	$—	$157	$11

Totals	$35,723	$43,490	$1,852	$44,767	$1,481	$35,337	$37,108	$2,568	$37,418	$1,784

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. Troubled debt restructurings (TDRs) are a subset of impaired loans and totaled $22.9 million at September 30, 2011 and $22.1 million at December 31, 2010.

The following tables illustrate TDR information for the three and nine months ended September 30, 2011:

	For the three months ended September 30, 2011			For the nine months ended September 30, 2011
Troubled Debt Restructuring	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Commercial - Non Real Estate	5	$315	$315	18	$2,195	$2,195
Commercial - Real Estate	4	693	693	12	3,656	3,656
Construction & Development	1	902	902	6	2,311	2,311
Residential	8	3,891	3,891	25	6,270	6,270
Consumer - Non Real Estate	—	—	—	—	—	—

Totals	18	$5,801	$5,801	61	$14,432	$14,432

There were no loans restructured in the twelve months prior to September 30, 2011 that went into default during the three- or nine-month period ended September 30, 2011. For the purposes of this report, default is defined as being 90-days past due or on non-accrual status without performance.

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, reclassified to loans held for sale, or foreclosed and sold. Included in the allowance for loan losses at September 30, 2011 was an impairment reserve for TDRs in the amount of $564,000.

Non-accrual loans and an age analysis of past due loans, segregated by class of loans, were as follows (dollars in thousands):

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-accrual Loans
September 30, 2011:
Commercial - Non Real Estate	$338	$140	$1,301	$1,779	$35,447	$37,226	$—	$2,008
Commercial Real Estate
Owner occupied	992	—	2,769	3,761	77,472	81,233	—	5,045
Income producing	1,372	—	1,200	2,572	42,722	45,294	—	3,307
Multifamily	—	—	—	—	6,674	6,674	—	1,293
Construction & Development
1 - 4 Family	—	—	57	57	4,339	4,396	—	57
Other	518	514	478	1,510	28,869	30,379	—	1,378
Farmland	—	—	—	—	1,342	1,342	—	—
Residential
Equity Lines	65	—	—	65	30,051	30,116	—	65
1 - 4 Family	1,488	488	3,342	5,318	74,278	79,596	—	5,944
Junior Liens	19	—	—	19	1,605	1,624	—	—
Consumer - Non Real Estate
Credit Cards	—	—	—	—	—	—	—	—
Other	36	29	—	65	3,673	3,738	—	19
Other	—	—	—	—	3,139	3,139	—	—

Total	$4,828	$1,171	$9,147	$15,146	$309,611	$324,757	$—	$19,116

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-accrual Loans
December 31, 2010:
Commercial - Non Real Estate	$2,250	$148	$1,380	$3,778	$47,803	$51,581	$—	$3,068
Commercial Real Estate
Owner occupied	4,321	—	3,785	8,106	96,100	104,206	—	13,827
Income producing	345	—	1,349	1,694	48,518	50,212	—	1,349
Multifamily	—	—	—	—	7,003	7,003	—	—
Construction & Development
1 - 4 Family	1,299	1,233	99	2,631	2,968	5,599	—	1,236
Other	286	—	251	537	29,174	29,711	—	1,038
Farmland	—	—	—	—	418	418	—	—
Residential
Equity Lines	503	87	—	590	30,875	31,465	—	432
1 - 4 Family	2,026	1,697	1,391	5,114	71,693	76,807	—	3,561
Junior Liens	—	—	—	—	1,943	1,943	—	78
Consumer - Non Real Estate
Credit Cards	—	—	—	—	—	—	—	—
Other	74	1	96	171	4,129	4,300	—	101
Other	—	—	—	—	2,908	2,908	—	—

Total	$11,104	$3,166	$8,351	$22,621	$343,532	$366,153	$—	$24,690

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans and leases is as follows (dollars in thousands):

	September 30, 2011
Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial - Non Real Estate	$29,578	$3,195	$3,092	$1,361	$—
Commercial Real Estate
Owner occupied	56,769	9,078	15,386	—	—
Income producing	29,154	7,449	8,691	—	—
Multifamily	3,753	801	2,120	—	—
Construction & Development
1 - 4 Family	2,105	1,489	802	—	—
Other	20,532	7,939	1,908	—	—
Farmland	980	362	—	—	—

Totals	$142,871	$30,313	$31,999	$1,361	$—

Total:
Commercial - Non Real Estate	$29,578	$3,195	$3,092	$1,361	$—
Commercial Real Estate	$89,676	$17,328	$26,197	$—	$—
Construction & Development	$23,617	$9,790	$2,710	$—	$—

Totals	$142,871	$30,313	$31,999	$1,361	$—

	December 31, 2010
Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial - Non Real Estate	$36,269	$9,381	$5,625	$306	$—
Commercial Real Estate
Owner occupied	65,512	17,632	21,062	—	—
Income producing	36,450	9,169	4,593	—	—
Multifamily	4,646	1,524	833	—	—
Construction & Development
1 - 4 Family	2,996	1,125	1,478	—	—
Other	25,169	2,939	1,402	201	—
Farmland	418	—	—	—	—

Totals	$171,460	$41,770	$34,993	$507	$—

Total:
Commercial - Non Real Estate	$36,269	$9,381	$5,625	$306	$—
Commercial Real Estate	$106,608	$28,325	$26,488	$—	$—
Construction & Development	$28,583	$4,064	$2,880	$201	$—

Totals	$171,460	$41,770	$34,993	$507	$—

All consumer-related loans, including residential real estate and non-real estate, are evaluated and monitored based upon payment activity. Once a consumer-related loan becomes past due on a recurring basis, the Company will pull that loan out of the homogenized pool and evaluate it individually for impairment. At this time, the consumer-related loan may be placed on the Company’s internal watch list and risk rated either special mention or substandard, depending upon the individual circumstances. Consumer-related loans at September 30, 2011 and December 31, 2010, segregated by class of loans, were as follows (dollars in thousands):

	September 30, 2011		December 31, 2010
Risk Based on Payment Activity	Performing	Non- Performing	Performing	Non- Performing
Residential
Equity Lines	$30,051	$65	$31,069	$396
1 - 4 Family	78,084	1,512	73,682	3,125
Junior Liens	1,624	—	1,866	77
Consumer - Non Real Estate
Credit Cards	—	—	—	—
Other	3,719	19	4,294	6

Totals	$113,478	$1,596	$110,911	$3,604

Total:
Residential	$109,759	$1,577	$106,617	$3,598
Consumer - Non Real Estate	$3,719	$19	$4,294	$6

Totals	$113,478	$1,596	$110,911	$3,604

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

Changes in the allowance for loan losses by segment are as follows (dollars in thousands):

	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance
September 30, 2011:
Commercial - Non Real Estate	$2,252	$(4,085)	$427	$4,280	$2,874
Commercial Real Estate
Owner occupied	1,055	(5,731)	21	6,290	1,635
Income producing	99	(101)	—	190	188
Multifamily	—	—	—	—	—
Construction & Development
1 - 4 Family	181	(212)	4	168	141
Other	486	(492)	99	785	878
Farmland	—	—	—	—	—
Residential
Equity Lines	459	(692)	2	483	252
1 - 4 Family	1,078	(1,922)	43	1,902	1,101
Consumer - Non Real Estate	161	(115)	15	93	154
Unallocated	1,092	—	—	376	1,468

Total	$6,863	$(13,350)	$611	$14,567	$8,691

	Individually Evaluated for Impairment
	September 30, 2011		December 31, 2010
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$1,002	$4,422	$513	$4,580
Commercial Real Estate
Owner occupied	167	5,541	951	17,235
Income producing	126	6,852	72	4,593
Multifamily	—	1,293	—	—
Construction & Development
1 - 4 Family	10	802	44	1,236
Other	321	3,054	25	1,288
Farmland	—	—	—	—
Residential
Equity Lines	—	65	447	534
1 - 4 Family	223	13,675	516	5,770
Consumer - Non Real Estate	3	19	—	101
Unallocated	—	—	—	—

Total	$1,852	$35,723	$2,568	$35,337

	Collectively Evaluated for Impairment
	September 30, 2011		December 31, 2010
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$1,872	$32,804	$1,739	$47,001
Commercial Real Estate
Owner occupied	1,468	75,692	104	86,971
Income producing	62	38,442	27	45,619
Multifamily	—	5,381	—	7,003
Construction & Development
1 - 4 Family	131	3,595	137	4,363
Other	557	27,324	461	28,422
Farmland	—	1,342	—	418
Residential
Equity Lines	252	30,051	12	30,931
1 - 4 Family	878	67,545	562	72,981
Consumer - Non Real Estate	151	3,719	161	4,199
Unallocated	1,468	—	1,092	—

Total	$6,839	$285,895	$4,295	$327,908

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

The Company’s risk of loss related to unfunded loan commitments and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table presents a summary of outstanding financial instruments whose contract amounts represent credit risk as of September 30, 2011 (dollars in thousands):

Unfunded loan commitments	$30,538
Financial standby letters of credit	2,477

Total unused commitments	$33,015

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Unrealized holding gains on securities available-for-sale	$1,121	$46	$2,125	$2,204
Reclassification adjustment for gains realized in net loss	—	(178)	(6)	(368)

Net unrealized holding gains (losses) on securities available-for-sale	1,121	(132)	2,119	1,836
Income tax effect	(431)	51	(815)	(707)

Other comprehensive income (loss), net of income tax effect	$690	$(81)	$1,304	$1,129

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

The following table summarizes the Company’s assets measured at fair value at the dates indicated (dollars in thousands):

	At September 30, 2011
	Total	Level 1	Level 2	Level 3

Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$47,342	$—	$47,342	$—
State and municipals	3,609	—	3,609	—
Corporate	1,061	—	1,061	—
Mortgage-backed	59,399	—	59,399	—
Assets valued on a non-recurring basis
Impaired loans	35,723	—	35,723	—
Other real estate owned	9,825	—	9,825	—

Total	$156,959	$—	$156,959	$—

	At December 31, 2010
	Total	Level 1	Level 2	Level 3

Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$53,518	$—	$53,518	$—
State and municipals	3,859	—	3,859	—
Corporate	940	—	940	—
Mortgage-backed	48,223	—	48,223	—
Assets valued on a non-recurring basis
Impaired loans	35,337	—	35,337	—
Other real estate owned	8,314	—	8,314	—

Total	$150,191	$—	$150,191	$—

NOTE 10. BORROWED FUNDS

A summary of the Company’s outstanding borrowings and the annual rate of interest currently payable on each category is presented in the following table at the dates indicated (dollars in thousands):

	September 30, 2011		December 31, 2010
	Outstanding Balance	Annual Interest Rate	Outstanding Balance	Annual Interest Rate

Securities sold under overnight repurchase agreements	$412	0.10%	$603	0.13%
Securities sold under term repurchase agreements	45,000	4.38	45,000	4.38
Federal Home Loan Bank advances	10,000	0.19	22,000	1.13
Trust preferred securities	5,155	3.29	5,155	3.25
Subordinated debt	2,700	4.00	2,700	4.00

Total borrowed funds	$63,267	3.58%	$75,458	3.31%

The Bank engages from time-to-time in federal funds purchases from upstream correspondent institutions to meet temporary funding needs. There were none of these transactions outstanding at the close of either period presented in the above table.

The Bank had a total of $45.0 million of borrowings in the form of securities sold under term repurchase agreements that were entered into during 2008. These borrowings are secured by marketable investment securities equal to approximately 109.5% of the principal balances outstanding plus accrued interest and the value of an imbedded interest rate cap. The following table contains certain pertinent information with respect to these agreements at September 30, 2011 (dollars in thousands):

	Outstanding Principal Balance	Annual Effective Interest Rate	Final Maturity Date	Beginning Quarterly Call Dates	Collateral Requirement
Agreement dated 7/8/2008	$25,000	4.85%	7/8/2018	7/8/2013	$8,790
Agreement dated 8/20/2008	20,000	3.78	8/20/2015	8/20/2011	3,363

Total	$45,000	4.38%			$12,153

The Bank utilizes borrowings from the Federal Home Loan Bank (“FHLB”) as a source of liquidity. At September 30, 2011, the FHLB had advances totaling $10.0 million outstanding to the Bank. All of the FHLB advances are secured by the Bank’s qualifying real estate loans. The following table contains a summary of the more significant terms of these borrowings at September 30, 2011 (dollars in thousands):

	Outstanding Principal Balance	Annual Effective Interest Rate	Final Maturity Date

Advance dated 2/16/2010	$10,000	0.19%	02/16/12

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

In addition, the Trust may redeem the trust preferred securities in whole (but not in part) at any time within 90 days following the occurrence of a tax event, an investment company event, or a capital treatment event at a special redemption price (as defined in the debenture). Interest is payable quarterly on the trust preferred securities at the annual rate of 90-day LIBOR plus 300 basis points. In February 2011, the Company announced its election to defer its regularly scheduled interest payments on the junior subordinated debentures related to the trust preferred securities. Furthermore, the Company is now party to a written agreement with the Federal Reserve, which restricts the Company’s ability to make interest payments on subordinated debt, as described below.

The Company also has issued $2.7 million of subordinated debt in a private transaction with another financial institution. This subordinated note has a floating interest rate equal to 75 basis points over the Prime Rate published by Wall Street Journal and a maturity date of August 13, 2018. This debt can be repaid in full at any time with no penalty.

Under the terms of a written agreement between the Company and the Federal Reserve Bank of Richmond, the Company and the Bank may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Federal Reserve Bank of Richmond and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve Board of Governors.

NOTE 11. STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company has 3.0 million shares of preferred stock authorized. There were 13,179 shares of preferred stock issued and outstanding with a $1,000 per share liquidation preference on September 30, 2011 and December 31, 2010. All of the shares were issued on April 17, 2009 in connection with the U.S. Treasury’s TARP Capital Purchase Program.

In February 2011, the Company notified the Treasury of its intent to defer the payment of its regular quarterly cash dividend on its Series A Preferred Stock sold to the Treasury. In addition, the Company has entered into a written agreement with the Federal Reserve Bank of Richmond, which prohibits the Company’s payment of any dividends without the prior approval of the Federal Reserve Bank of Richmond and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve Board of Governors.

Common Stock:

The Company has 15.0 million shares of $5 par value common stock authorized. There were 3,897,174 shares of common stock issued and outstanding at September 30, 2011 and December 31, 2010.

Warrants:

In connection with the issuance of the preferred shares under the U.S. Treasury’s TARP Capital Purchase Plan, the Company issued the U.S. Treasury a warrant to purchase 475,204 shares of its common stock for $4.16 per share. The warrant expires April 17, 2019.

NOTE 12. INCOME TAXES

The Company utilizes the liability method of computing income taxes. Under the liability method, deferred tax liabilities and assets are established for future tax return effects of the temporary differences between the stated value of assets and liabilities for financial reporting purposes and their tax bases. The focus is on accruing the appropriate balance sheet deferred tax amount, with the statement of income effect being the result of the changes in the balance sheet amounts from period to period. The current portion of income tax expense is provided based upon the actual tax liability incurred for tax return purposes.

An evaluation of the probability of being able to realize the future benefits of deferred tax assets is made. A valuation allowance is provided for the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. At September 30, 2011, a valuation allowance of $7.4 million was established against our deferred tax asset. This valuation along with a current year income tax benefit of $6.4 million resulted in a $996,000 income tax expense for the nine months ending September 30, 2011 compared to an income tax benefit of $400,000 for the first nine months of 2010.

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

Written Agreement with Federal Reserve

The Company entered into a written agreement (the “Agreement”) with the Federal Reserve Bank of Richmond on August 26, 2011. The description of the Agreement set forth below is qualified in its entirety by reference to the Agreement, a copy of which is included as Exhibit 10.01 to this Quarterly Report on Form 10-Q, and incorporated herein by reference.

Source of Strength. The Agreement requires that the Company take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank and ensure that the Bank complies with the requirements of the consent order entered into between the North Carolina Commissioner of Banks, the FDIC, and the Bank.

Dividends, Distributions, and other Payments. The Agreement prohibits the Company’s payment of any dividends without the prior approval of the Federal Reserve Bank of Richmond and the Director of the Division of Banking Supervision and Regulation. It also prohibits the Company from directly or indirectly taking any dividends or any other form of payment representing a reduction in capital from the Bank without the prior written approval of the Federal Reserve Bank of Richmond.

Under the terms of the Agreement, the Company and the Bank may not make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Federal Reserve Bank of Richmond and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve Board of Governors.

Debt and Stock Redemption. The Agreement requires that the Company and any non-bank subsidiary of the Company not, directly or indirectly, incur, increase or guarantee any debt without the prior written approval of the Federal Reserve Bank. The Agreement also requires that the Company not, directly or indirectly, purchase or redeem any shares of its capital stock without the prior written approval of the Federal Reserve Bank of Richmond.

Capital Plan, Cash Flow Projections and Progress Reports. The Agreement requires that the Company file an acceptable capital plan and certain cash flow projections with the Federal Reserve Bank of Richmond. It also requires that the Company file a written progress report within 30 days after the end of each calendar quarter while the Agreement remains in effect.

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

CHANGES IN FINANCIAL CONDITION

Total Assets

At September 30, 2011, total assets were $505.9 million, a decrease of 5.4% compared to $535.0 million at December 31, 2010. The asset decrease was primarily the result of reductions in the loan portfolio, including net chargeoffs of $12.7 million. The Bank continues to raise deposits, mainly customer time deposits, which has resulted in increased liquidity and offset reductions in long-term debt.

Investment Securities

Investment securities totaled $113.8 million at September 30, 2011, compared to $110.4 million at December 31, 2010. The increase was a result of the reduction in the loan portfolio referred to above. A summary of the Company’s investment securities holdings by major category at September 30, 2011 and December 31, 2010 is included in Note 3 of “Notes to Consolidated Financial Statements”.

Loans and Allowance for Loan Losses

At September 30, 2011, the loan portfolio totaled $324.8 million and represented 64.2% of total assets compared to $366.2 million or 68.4% of total assets at December 31, 2010. Total loans at September 30, 2011 decreased $41.4 million or 11.3% from December 31, 2010. The decrease in loans outstanding in the nine-month period is the result of net chargeoffs of $12.7 million and principal repayments in excess of new loans originated due to slower loan demand under the current economic conditions. Real estate loans, including commercial real estate, constituted approximately 85% of the loan portfolio, and commercial business and other loans comprised approximately 15% of the total loan portfolio at both September 30, 2011 and December 31, 2010.

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

The allowance for loan losses at September 30, 2011, amounted to $8.7 million, an increase of $1.8 million, or 26.6% from December 31, 2010. The allowance consists of specific reserves of $1.9 million and a general allowance $6.8 million. The Bank’s provisions for loan losses amounted to $14.6 million at September 30, 2011 compared to $2.9 million at September 30, 2010. While the Company has not participated in “subprime” lending activities, we have been affected by the economic downturn in our markets. We continue to work with our customers with troubled credit relationships to the extent that it is reasonably possible.

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

The following table summarizes information regarding our nonaccrual loans, other real estate owned, and 90-day and over past due loans as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011	December 31, 2010
Loans accounted for on a nonaccrual basis:
Real estate loans:
1-4 family residential	$6,009	$4,071
Commercial real estate	9,645	15,176
Construction and development	1,435	2,274

Total real estate loans	17,089	21,521
Commercial business and other loans	2,008	3,068
Consumer loans	19	101

Total nonaccrual loans	19,116	24,690
Accruing loans which are contractually past due 90 days or more	0	0

Total nonperforming loans	19,116	24,690
Other real estate owned	9,825	8,314

Total nonperforming assets	$28,941	$33,004

Total nonperforming loans as a percentage of loans	5.89%	6.74%
Allowance for loan losses as a percentage of total nonperforming loans	45.46%	27.80%
Allowance for loan losses as a percentage of total loans	2.68%	1.87%
Total nonperforming assets as a percentage of loans and other real estate owned	8.65%	8.81%
Total nonperforming assets as a percentage of total assets	5.72%	6.17%

Deposits

The Company’s deposit services include business and individual checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRA deposits and certificates of deposit. At September 30, 2011, total deposits were $417.6 million compared to $416.2 million at December 31, 2010. The September 30, 2011 amount represents an increase of 0.3% from December 31, 2010, which is mainly recognized in customer time deposits. At September 30, 2011, the deposit mix was comparable to December 31, 2010.

The following table presents a breakdown of our deposit base at September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011	December 31, 2010
Noninterest bearing demand deposits	$34,446	$33,730
Interest checking deposits	38,527	34,004
Savings deposits	11,603	11,787
Money market deposits	91,560	103,136
Customer time deposits	198,725	160,514
Brokered certificates of deposit	42,697	72,998

Total deposits	$417,558	$416,169

Time deposits $100,000 or more:
Brokered certificates of deposit	$42,697	$72,998
Customer time deposits issued in denominations of $100,000 or more	109,310	74,381

Total time deposits issued in denominations of $100,000 or more	$152,007	$147,379

As a percent of total deposits:
Noninterest bearing demand deposits	8.25%	8.10%
Interest checking deposits	9.23	8.17
Savings deposits	2.78	2.83
Money market deposits	21.93	24.78
Customer time deposits	47.59	38.57
Brokered certificates of deposit	10.23	17.54

Total time deposits issued in denominations of $100,000 or more	36.40	35.41

Liquidity

Liquidity management is the process of managing assets and liabilities, as well as their maturities, to ensure adequate funding for loan and deposit activities, as well as continued growth of the Company. Sources of liquidity come from both balance sheet and off-balance sheet sources. We define balance sheet liquidity as the relationship that net liquid assets have to unsecured liabilities. Net liquid assets are the sum of cash and cash items, less required reserves on demand and interest checking deposits, plus demand deposits due from banks, plus temporary investments, including federal funds sold, plus the fair value of investment securities, less collateral requirements related to public funds on deposit and repurchase agreements. Unsecured liabilities are equal to total liabilities less required cash reserves on noninterest-bearing demand deposits and interest checking deposits less the outstanding balances of all secured liabilities, whether secured by liquid assets or not. We consider off-balance sheet liquidity to include unsecured federal funds lines from other banks and loan collateral which may be used for additional advances from the Federal Home Loan Bank. As of September 30, 2011 our balance sheet liquidity ratio (net liquid assets as a percent of unsecured liabilities) amounted to 18.9% and our total liquidity ratio (balance sheet plus off-balance sheet liquidity) was 21.5%.

In addition, we have the ability to borrow $10.0 million from the discount window of the Federal Reserve, as well as lines of credit from correspondent banks of $14.0 million subject to our pledge of marketable securities, which could be used for temporary funding needs. We also have the ability to borrow from the Federal Home Loan Bank on similar terms. While we consider these arrangements sources of back-up funding, we do not consider them as liquidity sources because they require our pledge of liquid assets as collateral. We regularly borrow from the Federal Home Loan Bank as a normal part of our business. These advances, which totaled $10.0 million at September 30, 2011, are secured by various types of real estate-secured loans. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at September 30, 2011 is adequate to meet its operating needs.

Interest Rate Sensitivity

Fluctuating interest rates, increased competition, and changes in the regulatory environment continue to significantly affect the importance of interest rate sensitivity management. Rate sensitivity arises when interest rates on assets change in a different period of time or in a different proportion to interest rates on liabilities. The primary objective of interest rate sensitivity management is to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. The Company uses an asset/liability simulation model to project potential changes to the Company’s net interest margin, net income, and economic value of equity based on simulated changes to market interest rates, namely the prime rate. Our goal is to maintain an interest rate sensitivity position as close to neutral as practicable whereby little or no change in interest income would occur as interest rates change. On September 30, 2011, we were cumulatively asset sensitive for the next twelve months, which means that our interest bearing assets would reprice more quickly than our interest bearing liabilities. Theoretically, our net interest margin will increase if market interest rates rise or decrease if market interest rates fall. However, the repricing characteristic of assets is different from the repricing characteristics of funding sources. Therefore, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

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

As described above, the Company and the Bank’s Boards of Directors entered into a regulatory consent order with their respective banking regulators during the second quarter which, among other things, requires that the Bank maintain capital levels in excess of normal regulatory minimums, including a Leverage Capital Ratio of at least 8.0% and a Total Risk-Based Capital Ratio of at least 10.0%, and that the Company and the Bank seek the approval of their respective regulators prior to the payment of any cash dividend. At September 30, 2011, the Bank was not in compliance with the minimum capital requirements. As a result, the Bank will be required to present its federal and state regulators with a plan to increase its capital ratios to the required percentages. The Bank has hired a consultant to help formulate this plan and assist in the exploration of other strategic alternatives.

At September 30, 2011, the Company’s leverage and Tier 1 risk-weighted Capital Ratios were 4.43% and 5.95%, respectively, which are above the minimum level required by regulatory guidelines. At September 30, 2011, the Company’s Total risk-weighted Capital Ratio was 7.92%, which is below the minimum level required by regulatory guidelines. At September 30, 2011, the Bank’s leverage and Tier 1 risk-weighted Capital Ratios were 4.97% and 6.68%, respectively, which are above the minimum levels required by regulatory guidelines. At September 30, 2011, the Bank’s Total risk-weighted Capital Ratio was 7.94%, which is below the minimum level required by regulatory guidelines. At September 30, 2011, the Bank’s leverage and Total risk-weighted Capital Ratios were both non-compliant with the levels specified in the above referenced consent order with bank regulators. Banks are placed into one of four capital categories based on the above three separate capital ratios. The four categories are “well-capitalized,” “adequately capitalized,” “under-capitalized” and “critically under-capitalized.” The Bank was considered “under-capitalized” due to total capital ratio of less than 8.0% as of September 30, 2011.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 and 2010

Overview. For the three months ended September 30, 2011, the Company incurred a net loss available to common shareholders of $7.1 million, or $1.82 per common share. This compares to a net loss of $147,000, or $0.04 per common share, for the three months ended September 30, 2010. The third quarter of 2011 has an increased level of provision for loan losses and costs related to foreclosed real estate that are still above the levels we experienced prior to 2008.

Net Interest Income. The Company’s net interest income for the three months ended September 30, 2011 totaled $3.5 million compared to $4.1 million at September 30, 2010. Net interest income decreased due to the loss of $25.1 million in interest earning assets and an increase of $8.7 million of non-performing assets compared to September 30, 2010. The net interest margin decreased 42 basis points from 3.35% in the third quarter of 2010 to 2.93% in the third quarter of 2011.

Provision for Loan Losses. The loan loss provision amounted to $5.7 million for the quarter ended September 30, 2011, an increase of $4.8 million, or 558.5%, from the $858,000 provision recorded in the comparable quarter of 2010. Net charge-offs totaled $3.6 million in the third quarter of 2011 compared to $1.7 million in the third quarter of 2010.

Noninterest Income. Noninterest income totaled $415,000 for the three months ended September 30, 2011 compared to $589,000 for the comparable three-month period of 2010. Noninterest income includes customer service charges on deposit accounts, bank owned life insurance, and gains on investment securities. Excluding gains on sale of investment securities of $178,000 in 2010, noninterest income remained relatively flat for the three months ended September 30, 2011 and 2010.

Noninterest Expenses. Noninterest expenses totaled $5.1 million and $3.8 million for the three months ended September 30, 2011 and 2010, respectively. Excluding the increase of other real estate expenses of $704,000, noninterest expenses for the three months would have only increased by $582,000. The increase in other real estate expense is primarily due to valuations performed on foreclosed assets. Other noninterest expenses affecting overhead cost were: (1) FDIC insurance assessment, which increased $190,000 due to increased rates; (2) director and shareholder expenses, which has increased $114,000 due to increased premiums for director and officer liability insurance; and (3) consultant fees, which have increased $175,000 due to additional needs regarding the consent order.

Income Taxes. The Company performed an analysis of its tax position after three years of tax losses. From this analysis, a valuation allowance was established against our deferred tax asset and there was no income tax benefit or expense during the three months ending September 30, 2011 compared to an income tax benefit of $31,000 for the third quarter of 2010.

Nine Months Ended September 30, 2011 and 2010

Overview. For the nine months ended September 30, 2011, the Company incurred a net loss available to common shareholders of $20.4 million, or $5.23 per common share. This compares to a net loss of $1.0 million, or $0.26 per common share, for the nine months ended September 30, 2010. The first nine months of 2011 has an increased level of provision for loan losses that is still above the levels we experienced prior to 2008.

Net Interest Income. The Company’s net interest income for the nine months ended September 30, 2011 totaled $10.4 million compared to $12.6 million at September 30, 2010. Net interest income decreased due to the loss of $25.1 million in interest earning assets and an increase of $8.7 million of non-performing assets compared to September 30, 2010. Net interest margin decreased 42 basis points from 3.30% in the nine-month period of 2010 to 2.88% in the nine-month period of 2011. Also affecting the margin was a prepayment penalty of $273,000 paid to the FHLB on a $10.0 million note during the second quarter. The prepayment will assist the Bank with its capital ratios, earnings, and net interest margin on a prospective basis.

Provision for Loan Losses. The loan loss provision amounted to $14.6 million for the nine months ended September 30, 2011, an increase of $11.7 million, or 409.3%, from the $2.9 million provision recorded in the comparable period of 2010. Net charge-offs totaled $12.7 million in the nine-month period of 2011 compared to $4.7 million in the nine-month period of 2010.

Noninterest Income. Noninterest income totaled $1.2 million for the nine months ended September 30, 2011 compared to $1.6 million for the comparable nine-month period of 2010. Noninterest income includes customer service charges on deposit accounts, bank owned life insurance, and gains on investment securities. Excluding gains on sale of investment securities of $6,000 for 2011 and $368,000 in 2010, noninterest income remained relatively flat for the nine months ended September 30, 2011 and 2010.

Noninterest Expenses. Noninterest expenses totaled $15.8 million and $12.1 million for the nine months ended September 30, 2011 and 2010, respectively. Excluding the increase in other real estate expenses of $3.0 million, noninterest expenses for the nine months would have increased by only $663,000. The increase in other real estate expense is primarily due to valuations performed on foreclosed assets. Other noninterest expenses affecting overhead cost were: (1) FDIC insurance assessment, which increased $231,000 due to increased rates; (2) credit review expense, which has increased $153,000 due to capital raising efforts; (3) consulting expense, which increased $180,000 due to additional needs regarding the consent order; (4) director and shareholder expenses, which has increased $189,000 due to increased premiums for director and officer liability insurance; and (5) legal services, which have increased $172,000 due to ongoing litigation. An offset to the above-mentioned expenses has been a decrease of $453,000 in salaries and benefits as a result of management reorganization.

Income Taxes. The Company performed an analysis of its tax position after three years of tax losses. From this analysis, a valuation allowance of $7.4 million was established against our deferred tax asset. This valuation along with a current year income tax benefit of $6.4 million resulted in a $996,000 income tax expense for the nine months ending September 30, 2011 compared to an income tax benefit of $400,000 for the first nine months of 2010.

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

As disclosed in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2011, the parties to the civil action Michael D. Larrowe v. Bank of the Carolinas, et al., (No. 1:10-CV-378), brought in the United States District Court for the Middle District of North Carolina, filed a stipulation of dismissal in which the parties agreed to dismiss their claims against one another. The dismissal is “with prejudice,” meaning that the parties may not file suit against each other again on the same claims. All parties agreed to bear their own costs and legal fees. No funds were exchanged in order to effect the dismissal.

Mr. Larrowe was formerly the chief financial officer and a director of the Company and the Bank. He also served as the Bank’s executive vice chairman and chief operating officer. On May 14, 2010, Mr. Larrowe instituted the above-referenced lawsuit against the Bank and certain of its directors and employees.

Item 1A.	Risk Factors

In addition to the risk factors that were disclosed in response to Item 1A of Part I of Form 10-K for the year ended December 31, 2010, the following risk factors could impact our operations and financial results:

Risks Relating to Our Business

The Company has entered into a written agreement with the Federal Reserve Bank of Richmond, which will require us to dedicate a significant amount of resources to complying with the agreement and may have a material adverse effect on our operations and the value of our securities.

We have entered into a written agreement with the Federal Reserve Bank of Richmond. The agreement was executed on August 26, 2011. Among other things, the agreement restricts the Company’s ability to pay dividends, make distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities, incur debt, and redeem shares of its capital stock.

In addition, the agreement requires that the Company take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank and ensure that the Bank complies with the requirements of the consent order entered into between the North Carolina Commissioner of Banks, the FDIC, and the Bank. While subject to the agreement, we expect that our management and board of directors will be required to focus considerable time and attention on taking corrective actions to comply with its terms.

There can be no assurance that we will be able to successfully address the Federal Reserve’s concerns in the written agreement or that we will be able to comply with the terms of the written agreement. If we do not comply with the written agreement, we could be subject to the assessment of civil money penalties, further regulatory sanctions, or other regulatory enforcement actions.

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

The Company is currently prohibited from paying dividends and making distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior regulatory approval.

Under the terms of the written agreement with the Federal Reserve Bank of Richmond, the Company cannot declare or pay dividends or make distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior regulatory approval. As a result of these restrictions, the Company may not be able to service its debt, pay its other obligations, or pay dividends on its common stock or on the preferred stock issued to the U.S. Department of the Treasury under the TARP Capital Purchase Program. Earlier this year, the Company notified the U.S. Department of the Treasury of its intent to defer the payment of its regular quarterly cash dividends on the preferred stock issued to the Treasury. The Company also elected to defer its regularly scheduled interest payment on its junior subordinated debentures related to the outstanding trust preferred securities of Bank of the Carolinas Trust I. These events could have a material adverse effect on the Company’s business, financial condition, results of operations, and the value of the Company’s securities.

The recent downgrade of U.S. government securities by one of the credit ratings agencies could have a material adverse effect on the Company’s operations, earnings and financial condition.

The recent debate in Congress regarding the national debt ceiling, federal budget deficit concerns and overall weakness in the economy recently resulted in a downgrade of U.S. government securities by Standard & Poor’s, one of the three major credit ratings agencies. This downgrade, and the possible future downgrade of the federal government’s credit rating by one or both of the other two major ratings agencies, could create uncertainty in the U.S. and global financial markets and cause other events which, directly or indirectly, may adversely affect the Company’s operations, earnings and financial condition.

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

The Company is currently prohibited from paying dividends without prior regulatory approval.

Under the terms of the written agreement with the Federal Reserve Bank of Richmond, the Company cannot declare or pay dividends without prior regulatory approval. We can offer no assurance that any such regulatory approval could be obtained.

This could have a material adverse effect on the value of the Company’s common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities.

As disclosed on its Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2011, the Company has notified the United States Department of the Treasury of its intent to defer the payment of its regular quarterly cash dividends on its fixed rate cumulative perpetual preferred stock, series A, issued to the Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program. Therefore, the Company is currently in arrears with the dividend payments on the series A preferred stock. As of September 30, 2011, the amount of the arrearage on the dividend payments for the series A preferred stock was $582,072.50.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed with this report.

10.01	Written Agreement by and between Bank of the Carolinas Corporation and the Federal Reserve Bank of Richmond, dated August 26, 2011

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a)

31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a)

32.01	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, in XBRL (eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: November 14, 2011	By:	/s/ Stephen R. Talbert
Stephen R. Talbert
President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Eric E. Rhodes
Eric E. Rhodes
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.01	Written Agreement by and between Bank of the Carolinas Corporation and the Federal Reserve Bank of Richmond, dated August 26, 2011

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a)

31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a)

32.01	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, in XBRL (eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.