Form 10-K
period 2011-12-31
Bank of the Carolinas CORP
filed 2012-03-30
CIK 1365997

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File No. 000-52195

BANK OF THE CAROLINAS CORPORATION

(Exact name of registrant as specified in its charter)

North Carolina	20-4989192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 Boxwood Village Drive

Mocksville, North Carolina 27028

(Address of principal executive offices, including Zip Code)

(336) 751-5755

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Act:	None
Securities registered under Section 12(g) of the Act:	Common Stock, $5.00 par value per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity), as of the last business day of the Registrant’s most recently completed second fiscal quarter was $3.9 million (based on the closing price of such stock as of June 30, 2011).

On March 29, 2012, the number of outstanding shares of Registrant’s common stock was 3,895,840.

Documents Incorporated by Reference:

None

BANK OF THE CAROLINAS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

The Bank is incorporated under the laws of North Carolina and began operations on December 7, 1998 as a North Carolina chartered commercial bank. The Bank operates under the banking laws of North Carolina and the rules and regulations of the Federal Deposit Insurance Corporation (the “FDIC”). As a state chartered non-Federal Reserve member bank, the Bank is subject to examination and regulation by the FDIC and the North Carolina Commissioner of Banks (the “Commissioner”). The Bank is further subject to certain regulations of the Federal Reserve. The business and regulation of the Bank are also subject to legislative changes from time to time. See Item 1. Description of Business—Supervision and Regulation.

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

Deposits are the primary source of the Bank’s funds for lending and other investment purposes. The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers statement savings accounts, negotiable order of withdrawal accounts, money market demand accounts, non-interest-bearing accounts and fixed interest rate certificates with varying maturities. The Bank also utilizes alternative sources of funds such as borrowings from the Federal Home Loan Bank (the “FHLB”) of Atlanta, Georgia and other commercial banks.

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

The Bank formed an LLC (East Atlantic Properties, LLC) to manage our income producing assets transferred from our Other Real Estate Owned. BOTC, LLC, is a North Carolina limited liability company which serves as the trustee for the benefit of Bank of the Carolinas in connection with real estate deeds of trust. Both LLCs are consolidated into the Bank and are disregarded entities for tax purposes.

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

Consumer loans generally are secured by personal property and other personal assets of borrowers which often depreciate rapidly or are vulnerable to damage or loss. In cases where damage or depreciation reduces the value of our collateral below the unpaid balance of a defaulted loan, repossession may not result in repayment of the entire outstanding loan balance. The resulting deficiency often does not warrant further substantial collection efforts against the borrower. In connection with consumer lending in general, the success of our loan collection efforts are highly dependent on the continuing financial stability of our borrowers. Our collection capacity on consumer loans may be more likely to be adversely affected by a borrower's job loss, illness, personal bankruptcy or other change in personal circumstances than is the case with other types of loans.

Loan Administration and Underwriting.    Like most community banks, we make loans based to a great extent on our assessment of borrowers' income, cash flow, net worth, character and ability to repay the loan. A principal risk associated with each loan category is the creditworthiness of our borrowers. Our loans may be viewed as involving a higher degree of credit risk than is typically the case with some other types of loans, such as long-term residential mortgage loans where greater emphasis is placed on assessed collateral values. To manage risk, we have adopted written loan policies and procedures. Our loan portfolio is administered under a defined process that includes guidelines for loan underwriting standards, risk assessment, procedures for loan approvals, loan risk grading, ongoing identification and management of credit deterioration, and portfolio reviews to assess loss exposure. These reviews also are used to test our compliance with our credit policies and procedures in an ongoing fashion.

The underwriting standards that we employ for loans include an evaluation of various factors, including but not limited to a loan applicant's income, cash flow, payment history on other debts and an assessment of ability to meet existing obligations including payments on any proposed loan. Though creditworthiness of the applicant is a primary consideration within the loan approval process, we take collateral (particularly real estate) whenever it is available. This is done without regard to loan purpose. In the case of secured loans, the underwriting process includes an analysis of the value of the proposed collateral. The analysis is conducted in relation to the proposed loan amount. Consideration is given to the value of the collateral, the degree to which the value is ascertainable with any certainty, the marketability of the collateral in the event of default, and the likelihood of depreciation in the collateral value.

Our Board of Directors has approved levels of lending authority for lending personnel based on our aggregate credit exposures to borrowers, along with the secured or unsecured status and the risk grade of a proposed loan. A loan that satisfies our loan policies and is within a lending officer's assigned authority may be approved by that officer. Anything above that amount must be approved before funding by our Credit Administration management, the Loan Committee of the Board of Directors or our Board of Directors.

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

Allowance for Loan Losses.    Our Board of Directors' Loan Committee reviews all substandard loans at least monthly, and our management meets regularly to review asset quality trends and to discuss loan policy issues. Based on these reviews and our current judgments about the credit quality of our loan portfolio and other relevant internal and external factors as well as historical charge off rates, we have established an allowance for loan losses. The appropriateness of the allowance is assessed by our management, reviewed by the Loan Committee each month, and reviewed by the Board of Directors quarterly. We make provisions to the allowance based on those assessments which are charged against our earnings.

For additional information regarding loss experience, our allowance for loan losses and problem assets, see Table II. Summary of Loan Loss Experience, Table III. Allocation of Allowance for Loan Losses, and Table IV. Nonperforming Assets in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Deposit Activities

Our deposit products include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. We monitor our competition in order to keep the rates paid on our deposits at a competitive level. However, under FDIC regulations and the terms of the regulatory consent order discussed under the heading “Supervision and Regulation” below, we may not currently solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yield on insured deposits of comparable maturity in our market area or the market area where the deposits are being solicited. The majority of our deposits are derived from within our banking market. However, we have historically solicited and accepted wholesale deposits as a way to supplement funding to support loan growth and provide added balance sheet liquidity. For additional analysis of deposit relationships, see Table VII. Deposit Mix in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment Portfolio

On December 31, 2011, our investment portfolio consisted of U.S. government agency securities, state and municipal obligations, mortgage-backed securities issued by the Federal National Mortgage Association (“Fannie Mae”), the Government National Mortgage Association (“Ginnie Mae”), and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and corporate obligations. Our securities are classified as both “held to maturity” and “available for sale.” We analyze their performance monthly and carry the available for sale securities on our books at their fair market values while carrying the held to maturity securities at their amortized cost. For additional analysis of investment security balances by type and maturities and average yields by security type, see Table V. Investment Securities and Table VI. Investment Securities in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. For additional information regarding appreciation and depreciation by security type, and information relating to Other Than Temporary Impairment, see Note 2. Investment Securities in our Notes to Consolidated Financial Statements under Item 8.

Competition

Commercial banking in North Carolina is highly competitive, due in large part to our state's early adoption of statewide branching. Over the years, federal and state legislation (including the elimination of many of the restrictions on interstate banking) has heightened the competitive environment in which all financial institutions conduct their business, and the potential for competition among financial institutions of all types has increased significantly. We compete with approximately 30 commercial banks and institutions with offices in our banking market.

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

Substantially all of our customers are individuals and small- and medium-sized businesses. We try to differentiate ourselves from our larger competitors with our focus on relationship banking, personalized service, direct customer contact, and our ability to make credit and other business decisions locally. We also depend on our reputation as a community bank in our banking market, our involvement in the communities we serve, the experience of our senior management team, and the quality of our associates. We believe that our focus allows us to be more responsive to our customers' needs and more flexible in approving loans based on our personal knowledge of our customers.

Employees

On December 31, 2011, we had approximately 112 full-time equivalent employees (including our executive officers). We are not party to any collective bargaining agreement with our employees, and we consider our relations with our employees to be good.

Supervision and Regulation

Our business and operations are subject to extensive federal and state governmental regulation and supervision. The following is a summary of some of the basic statutes and regulations that apply to us, but it is not a complete discussion of all the laws that affect our business. In addition to these statutes and regulations, we are subject to a consent order issued by the FDIC and the North Carolina Commissioner of Banks and a written agreement with the Federal Reserve Bank of Richmond, as summarized below.

Consent Order with FDIC and North Carolina Commissioner of Banks.    The Bank entered into a Stipulation to the Issuance of a Consent Order (the “Stipulation”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Office of the Commissioner of Banks (the “Commissioner”) and the FDIC and the Commissioner issued the related Consent Order (the “Order”), effective April 27, 2011. The description of the Stipulation and the Order set forth below is qualified in its entirety by reference to the Stipulation and the Order, copies of which are included as exhibits 10.14 and 10.15 to this Form 10-K, and incorporated herein by reference.

Management.    The Order requires that the Bank have and retain qualified management, including a chief executive officer, senior lending officer, and chief operating officer with qualifications and experience commensurate with their assigned duties and responsibilities within 60 days from the effective date of the Order. Within 30 days of the effective date of the Order, the board of directors was required to retain a bank consultant to develop a written analysis and assessment of the Bank’s management needs. Following receipt of the consultant’s management report, the Bank was required to formulate a written management plan that incorporated the findings of the management report, a plan of action in response to each recommendation contained in the management report, and a time frame for completing each action.

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

Allowance for Loan and Lease Losses and Call Report.    Upon issuance of the Order, the Bank was required to make a provision to replenish the allowance for loan and lease losses (“ALLL”). Within 30 days of the effective date of the Order, the Bank was required to review its call reports filed with its regulators on or after December 31, 2010, and amend those reports if necessary to accurately reflect the financial condition of the Bank. Within 60 days of the effective date of the Order, the Bank was required to submit a comprehensive policy for determining the adequacy of the ALLL.

Concentrations of Credit.    Within 60 days of the issuance of the Order, the Bank was required to perform a risk segmentation analysis with respect to its concentrations of credit and develop a written plan for systematically reducing and monitoring the Bank’s commercial real estate and acquisition, construction, and development loans to an amount commensurate with the Bank’s business strategy, management expertise, size, and location.

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

Written Plans and Other Material Terms.    Under the terms of the Order, the Bank was required to prepare and submit the following written plans or reports to the FDIC and the Commissioner:

-	Plan to improve liquidity, contingency funding, interest rate risk, and asset liability management

-	Plan to reduce assets of $500,000 or greater classified “doubtful” and “substandard”

-	Revised lending and collection policy to provide effective guidance and control over the Bank’s lending and credit administration functions

-	Effective internal loan review and grading system

-	Policy for managing the Bank’s other real estate

-	Business/strategic plan covering the overall operation of the Bank

-	Plan and comprehensive budget for all categories of income and expense for the year 2011

-	Policy and procedures for managing interest rate risk

-	Assessment of the Bank’s information technology function

Under the Order, the Bank’s board of directors has agreed to increase its participation in the affairs of the Bank, including assuming full responsibility for the approval of policies and objectives for the supervision of all of the Bank’s activities. The Bank was also required to establish a board committee to monitor and coordinate compliance with the Order.

The Order will remain in effect until modified or terminated by the FDIC and the Commissioner.

Written Agreement with the Federal Reserve Bank of Richmond.    The Company entered into a written agreement (the “Agreement”) with the Federal Reserve Bank of Richmond, on August 26, 2011. The description of the Agreement set forth below is qualified in its entirety by reference to the Agreement, a copy of which is included as exhibit 10.16 to this Form 10-K, and is incorporated herein by reference.

Source of Strength.    The Agreement requires that the Company take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to its wholly-owned subsidiary, Bank of the Carolinas (the “Bank”), and ensure that the Bank complies with the requirements of the consent order entered into between the North Carolina Commissioner of Banks, the FDIC and the Bank.

Dividends, Distributions, and other Payments.    The Agreement prohibits the Company's payment of any dividends without the prior approval of the Federal Reserve Bank of Richmond and the Director of the Division of Banking Supervision and Regulation. It also prohibits the Company from directly or indirectly taking any dividends or any other form of payment representing a reduction in capital from the Bank without the prior written approval of the Federal Reserve Bank of Richmond.

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

The Order will remain in effect until modified or terminated by the Federal Reserve Bank of Richmond.

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

Bank holding companies may elect to be regulated as “financial holding companies” if all their financial institution subsidiaries are and remain well capitalized and well managed as described in the FRB’s regulations and have a satisfactory record of compliance with the Community Reinvestment Act. In addition to the activities that are permissible for bank holding companies, financial holding companies are permitted to engage in additional activities that are determined by the FRB, in consultation with the Secretary of the Treasury, to be financial in nature or incidental to a financial activity, or that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions, or the financial system generally, as determined by the FRB. We are not a financial holding company.

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

The law imposes a number of obligations and restrictions on a bank holding company and its insured bank subsidiaries designed to minimize potential losses to depositors and the FDIC insurance fund. For example, if a bank holding company’s insured bank subsidiary becomes “undercapitalized,” the bank holding company is required to guarantee the bank’s compliance (subject to certain limits) with the terms of any capital restoration plan filed with its federal banking agency. A bank holding company is required to serve as a source of financial strength to its bank subsidiaries and to commit resources to support those banks in circumstances in which, absent that policy, it might not do so. Under the BHCA, the FRB may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary if the FRB determines that the activity or control constitutes a serious risk to the financial soundness and stability of a bank subsidiary of a bank holding company. As described above, Bank of the Carolinas Corporation is currently party to a written agreement with the Federal Reserve Bank of Richmond.

Regulation of the Bank.    The Bank is an FDIC-insured, North Carolina-chartered bank. Its deposits are insured under the FDIC’s Deposit Insurance Fund (“DIF”), and it is subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the Commissioner. The FDIC and the Commissioner are its primary federal and state banking regulators. The Bank is not a member bank of the Federal Reserve System.

As a state insured bank, the Bank is prohibited from engaging as principal in any activity that is not permitted for national banks unless (1) the FDIC determines that the activity or investment would not pose a significant risk to the DIF, and (2) the Bank is, and continues to be, in compliance with the capital standards that apply to it. The Bank also is prohibited from directly acquiring or retaining any equity investment of a type or in an amount that is not permitted for national banks.

The FDIC and the Commissioner regulate all areas of the Bank’s business, including its reserves, mergers, payment of dividends and other aspects of its operations. They conduct regular examinations of the Bank, and the Bank must furnish periodic reports to the FDIC and the Commissioner containing detailed financial and other information about its affairs. The FDIC and the Commissioner have broad powers to enforce laws and regulations that apply to the Bank and to require the Bank to correct conditions that affect its safety and soundness. Among others, these powers include issuing cease and desist orders, imposing civil penalties, and removing officers and directors, and their ability otherwise to intervene in the Bank’s operation if their examinations of the Bank, or the reports it files, reflect a need for them to do so. As described above, the Bank is currently subject to a Consent Order issued by the FDIC and the Commissioner.

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

In its resolution of the problems of an insured depository institution in default or in danger of default, the FDIC generally is required to satisfy its obligations to insured depositors at the least possible cost to the deposit insurance fund. In addition, the FDIC may not take any action that would have the effect of increasing the losses to the deposit insurance fund by protecting depositors for more than the insured portion of deposits or creditors other than depositors. The FDIA authorizes the FDIC to settle all uninsured and unsecured claims in the insolvency of an insured bank by making a final settlement payment after the declaration of insolvency as full payment and disposition of the FDIC’s obligations to claimants. The rate of the final settlement payments will be a percentage rate determined by the FDIC reflecting an average of the FDIC’s receivership recovery experience.

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

The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). The Federal Reserve released a final rule on February 9, 2011 (effective on April 1, 2011) which requires a “banking entity,” a term that is defined to include bank holding companies like the Company, to bring its proprietary trading activities and investments into compliance with the Dodd-Frank Act restrictions no later than two years after the earlier of: (1) July 21, 2012, or

(2) 12 months after the date on which interagency final rules are adopted. Pursuant to the compliance date final rule, banking entities are permitted to request an extension of this timeframe from the Federal Reserve. On October 11, 2011, the federal banking agencies released for comment proposed regulations implementing the Volcker Rule. The public comment period closed on February 13, 2012. The proposal has been criticized and there is no consensus as to what the provisions will ultimately include. The Company will be reviewing the implications of the interagency rules on its investments once those rules are issued and will plan for any adjustments of its activities or its holdings in order to be in compliance by the announced compliance date.

A number of other provisions of the Dodd-Frank Act remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict the extent to which the Dodd-Frank Act or the forthcoming rules and regulations will impact our business. However, we believe that certain aspects of the legislation, including, without limitation, the additional cost of higher deposit insurance coverage and the costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

Gramm-Leach-Bliley Act.    The federal Gramm-Leach-Bliley Act enacted in 1999 (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act permitted bank holding companies to become “financial holding companies” and, in general (1) expanded opportunities to affiliate with securities firms and insurance companies; (2) overrode certain state laws that would prohibit certain banking and insurance affiliations; (3) expanded the activities in which banks and bank holding companies may participate; (4) required that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with certain requirements; and (5) reorganized responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies. The GLB Act expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, while this expanded authority permits financial institutions to engage in additional activities, it also presents smaller institutions with challenges as larger competitors continue to expand their services and products into areas that are not feasible for smaller, community-oriented financial institutions. We are not a financial holding company.

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

As described above, the terms of the consent order issued by the Bank’s regulators prohibit the Bank from declaring or paying dividends without the prior written approval of its regulators. The Company is also prohibited from declaring or paying dividends without prior regulatory approval under the terms of its written agreement with the Federal Reserve.

Our sale of Series A Preferred Stock to the U.S. Treasury during April 2009 under the TARP Capital Purchase Program resulted in additional restrictions on our ability to pay dividends on our common stock and to repurchase shares of our common stock. Unless all accrued dividends on the Series A Preferred Stock have been paid in full, (1) no dividends may be declared or paid on our common stock, and (2) we may not repurchase any of our outstanding common stock. We began deferring dividend payments on our Series A Preferred Stock in February 2011. Additionally, during the first three years following our sale of the Series A Preferred Stock, we are required to obtain the consent of the U.S. Treasury in order to increase the dividend per share paid on our common stock from the last quarterly cash dividend per share declared prior to our sale of the Series A Preferred Stock, or to purchase outstanding shares of our common stock, unless the Series A Preferred Stock has been redeemed in full or the U.S. Treasury has transferred all of the Series A Preferred Stock to third parties.

Under North Carolina law, the Bank may pay dividends only from its undivided profits. However, if the Bank’s surplus is less than 50% of its paid-in capital stock, then the Bank’s directors may not declare any cash dividend until it has transferred from undivided profits to surplus 25% of its undivided profits or any lesser percentage necessary to raise its surplus to an amount equal to 50% of its paid-in capital stock. As described above, the Bank is currently restricted from paying dividends under the terms of the Consent Order with the FDIC and the Commissioner.

In addition to the restrictions described above, other state and federal statutory and regulatory restrictions apply to the Bank’s payment of cash dividends. As an insured depository institution, federal law prohibits the Bank from making any capital distributions, including the payment of a cash dividend if it is “undercapitalized” (as that term is defined in the FDIA) or after making the distribution, would become undercapitalized. The Bank was considered “undercapitalized” at December 31, 2011. If the FDIC believes that we are engaged in, or about to engage in, an unsafe or unsound practice, the FDIC may require, after notice and hearing, that we cease and desist from that practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. The FDIC has issued policy statements that provide that insured banks generally should pay dividends only from their current operating earnings, and, under the FDIA, no dividend may be paid by an insured bank while it is in default on any assessment due the FDIC. The Bank’s payment of dividends also could be affected or limited by other factors, such as events or circumstances which lead the FDIC to require (as further described below) that it maintain capital in excess of regulatory guidelines.

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

As described above, the Bank is subject to a consent order issued by the FDIC and the North Carolina Commissioner of Banks. The consent order requires that the Bank maintain capital levels in excess of normal statutory minimums, including a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 10%.

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

Regulatory Guidance on “CRE” Lending Concentrations.    During 2006, the FDIC and other federal banking regulators issued guidance for sound risk management for financial institutions whose loan portfolios are deemed to have significant concentrations in commercial real estate (“CRE”). In March 2008, the FDIC and other federal banking regulators issued further guidance on applying these principles in the current real estate lending environment, and they noted particular concern about construction and development loans. The banking regulators have indicated that this guidance does not set strict limitations on the amount or percentage of CRE within any given loan portfolio, and that they also will examine risk indicators in banks which have amounts or percentages of CRE below the thresholds. However, if a bank’s CRE exceeds these thresholds or if other risk indicators are present, the FDIC and other federal banking regulators may require additional reporting and analysis to document management’s evaluation of the potential additional risks of such concentration and the impact of any mitigating factors. The March 2008 supplementary guidance stated that banks with significant CRE concentrations should maintain or implement processes to: (1) increase and maintain strong capital levels; (2) ensure that their loan loss allowances are appropriately strong; (3) closely manage their CRE and construction and development loan portfolios; (4) maintain updated financial and analytical information about borrowers and guarantors; and (5) bolster their workout infrastructure for problem loans. It is possible that regulatory constraints associated with this guidance could increase the costs of monitoring and managing this component of our loan portfolio.

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

The following table lists our and the Bank’s capital ratios at December 31, 2011. As described above, the Bank is subject to a consent order issued by the FDIC and the North Carolina Commissioner of Banks. The consent order requires that the Bank maintain capital levels in excess of normal statutory minimums, including a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 10%.

	Minimum required ratios	Required ratios to be considered “Well capitalized”	The Company’s capital ratios	The Bank’s capital ratios
Risk-based capital ratios:
Leverage Capital Ratio (Tier 1 Capital to fourth quarter average assets)	4.0%	5.0%	3.48%	4.09%
Tier 1 Capital Ratio (Tier 1 Capital to risk- weighted assets)	4.0%	6.0%	4.82%	5.66%
Total Capital Ratio (Total Capital to risk- weighted assets)	8.0%	10.0%	6.83%	6.92%

U.S. Treasury’s Troubled Asset Relief Program (TARP) Capital Purchase Program.    On April 17, 2009, we issued Series A Preferred Stock in the amount of $ 13.179 million and a warrant to purchase 475,204 shares of our common stock to the U.S. Treasury as a participant in the TARP Capital Purchase Program. The Series A Preferred Stock qualifies as Tier 1 capital for purposes of regulatory capital requirements and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Unless all accrued dividends on the Series A Preferred Stock have been paid in full, (1) no dividends may be declared or paid on our common stock, and (2) we may not repurchase any of our outstanding common stock. We began deferring dividend payments on our Series A Preferred Stock in February 2011. Additionally, during the first three years following our sale of the Series A Preferred Stock, we are required to obtain the consent of the U.S. Treasury in order to increase the dividend per share paid on our common stock from the last quarterly cash dividend per share declared prior to our sale of the Series A Preferred Stock, or to purchase outstanding shares of our common stock, unless we have redeemed all of this preferred stock or the U.S. Treasury has transferred all of this preferred stock to a third party. In addition, until the U.S. Treasury ceases to own our securities sold under the TARP Capital Purchase Program, the compensation arrangements for our senior executive officers must comply in all respects with the U.S. Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009, and the rules and regulations thereunder.

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

Deposit Insurance.    The Bank’s deposits are insured up to limits set by the Deposit Insurance Fund (the “DIF”) of the FDIC. The DIF was formed on March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act established a range of 1.15% to 1.50% within which the FDIC may set the Designated Reserve Ratio (the “reserve ratio”). The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DIF reserve ratio to 1.35%, and removed the upper limit of 1.50%. In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed a comprehensive, long-range plan for management of the DIF. As part of this comprehensive plan, the FDIC has adopted a final rule to set the reserve ratio at 2.0%.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted and temporarily raised the standard limit of FDIC insurance coverage from $100,000 to $250,000 per depositor. On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the standard maximum deposit insurance amount (SMDIA) through December 31, 2013. On July 21, 2010, the Dodd-Frank Act permanently increased FDIC insurance coverage to $250,000 per depositor.

The FDIC imposes a risk-based deposit insurance premium assessment on member institutions in order to maintain the DIF. This assessment system was amended by the Reform Act and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Dodd-Frank Act changed the methodology for calculating deposit insurance assessments from the amount of an insured institution’s domestic deposits to its total assets minus tangible capital. On February 7, 2011, the FDIC issued a new regulation implementing these revisions to the assessment system. The regulation went into effect April 1, 2011.

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

Restrictions on Transactions with Affiliates.    The Bank is subject to the provisions of Sections 23A and 23B of the Federal Reserve Act which restrict a bank’s ability to enter into certain types of transactions with its “affiliates,” including its parent holding company or any subsidiaries of its parent company. Section 23A places limits on the amount of:

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

In addition, in March 2011, the federal banking agencies, along with the Federal Housing Finance Agency, and the Securities and Exchange Commission, released a proposed rule intended to ensure that regulated financial institutions design their incentive compensation arrangements to account for risk. Specifically, the proposed rule would require compensation practices of the Registrant to be consistent with the following principles: (1) compensation arrangements appropriately balance risk and financial reward; (2) such arrangements are compatible with effective controls and risk management; and (3) such arrangements are supported by strong corporate governance. In addition, financial institutions with $1 billion or more in assets would be required to have policies and procedures to ensure compliance with the rule and would be required to submit annual reports to their primary federal regulator. The comment period has closed and a final rule has not yet been published.

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

Item 1B. Unresolved Staff Comments.

Smaller reporting companies such as the Company are not required to provide the information required by this item.

Item 2. Properties.

We own the facilities housing six of our banking offices, and we lease the facilities housing our remaining four offices. In addition, we own an operations center which houses the deposit operations, information technology and loan administration departments of the Bank. Each of our banking offices is in good condition and fully equipped for our purposes. On December 31, 2011, our investment in premises and equipment (cost less accumulated depreciation) was approximately $12.2 million.

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which the Company or the Bank is a party, or of which any of their property is the subject other than routine litigation that is incidental to their business.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Stock; Dividends.    During the year ended December 31, 2011, our common stock was listed for trading on The Nasdaq Global Market under the trading symbol “BCAR”. The following table lists high and low published prices of our common stock, and cash dividends declared on our common stock, for each calendar quarter during 2010 and 2011.

	Sales price range		Cash Dividends Declared
Quarter	High	Low
2011 Fourth	$0.72	$0.17	$—
Third	3.47	0.45	—
Second	2.47	0.58	—
First	3.25	1.78	—

2010 Fourth	3.44	2.13	—
Third	3.97	3.04	—
Second	5.31	3.35	—
First	5.36	4.17	—

On February 23, 2012, we received a determination letter from the staff of the Nasdaq Listing Qualifications Department (the “Staff”) stating that the Company had not regained compliance with Nasdaq Listing Rule 5450(b)(1)(C). This rule requires that companies listed on the Nasdaq Global Market maintain a market value of publicly held shares of at least $5,000,000. On August 25, 2011, the Staff notified the Company that it was not in compliance with Rule 5450(b)(1)(C) and provided the Company with a 180-day period to regain compliance with the rule. The 180-day compliance period expired on February 21, 2012.

Since the Company did not regain compliance with Rule 5450(b)(1)(C) within the 180-day compliance period, its securities will be delisted from the Nasdaq Global Market. Trading of the Company’s common stock on the Nasdaq Global Market was suspended at the opening of business on Monday, March 5, 2012. Nasdaq will file a Form 25-NSE with the Securities and Exchange Commission which will remove the Company’s securities from listing and registration on Nasdaq.

Following the trading suspension from Nasdaq, our common stock is quoted under the symbol “BCAR” on the OTCQB marketplace operated by OTC Markets Group Inc.

On December 31, 2011, there were approximately 1,579 total beneficial holders of our common stock, including 1,036 shareholders of record and approximately 543 holders whose shares were in street name.

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

Our sale of Series A Preferred Stock to the U.S. Treasury during April 2009 under the TARP Capital Purchase Program resulted in additional restrictions on our ability to pay dividends on our common stock and to repurchase shares of our common stock. Unless all accrued dividends on the Series A Preferred Stock have been paid in full, (1) no dividends may be declared or paid on our common stock, and (2) we may not repurchase any of our outstanding common stock. We began deferring dividend payments on our Series A Preferred Stock in February 2011. Additionally, during the first three years following our sale of the Series A Preferred Stock, we are required to obtain the consent of the U.S. Treasury in order to increase the dividend per share paid on our common stock from the last quarterly cash dividend per share declared prior to our sale of the Series A Preferred Stock, or to purchase outstanding shares of our common stock, unless the Series A Preferred Stock has been redeemed in full or the U.S. Treasury has transferred all of the Series A Preferred Stock to third parties.

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

Bank of the Carolinas Corporation (the “Company”) is a North Carolina-chartered bank holding company that was incorporated on May 30, 2006, for the sole purpose of serving as the parent bank holding company for Bank of the Carolinas (the “Bank”). The Bank is an FDIC-insured, North Carolina-chartered bank that began operations on December 7, 1998.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The notes to our audited financial statements for the years ended December 31, 2011, 2010, and 2009 contain a summary of our significant accounting policies. We believe our policies with respect to methodology for the determination of our allowance for loan losses, and our asset impairment judgments, such as the recoverability of other real estate values, involve a higher degree of complexity and require us to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, we consider the policies related to those areas critical.

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

The factors that are enumerated above form the basis for a model which we utilize in calculating the appropriate level of our allowance for loan losses at the balance sheet date. This model has three main components. First, losses are estimated on loans we have individually identified and determined to be “impaired”. A loan is considered to be impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The loss allowance applicable to impaired loans is the difference, if any, between the loan balances outstanding and the value of the impaired loans as determined by either 1) an estimate of the cash flows that we expect to receive from those borrowers discounted at the loan's effective rate, or 2) in the case of collateral-dependent loans, the fair value of the collateral securing those loans less estimated costs to sell.

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

Accounting for intangible assets is as prescribed by generally accepted accounting principles. We account for recognized intangible assets based on their estimated useful lives. Intangible assets with finite useful lives are amortized, while intangible assets with an indefinite useful life are not amortized. Goodwill is not amortized, but is subject to fair value impairment tests on at least an annual basis. If we determine that impairment has occurred based on our evaluation, the impairment charge is recognized at that time.

Accrued taxes represent the estimated amount payable to or receivable from taxing jurisdictions, either currently or in the future, and are reported, on a net basis, as a component of either “other assets” or “other liabilities” in the consolidated balance sheets. The calculation of the Company’s income tax expense is complex and requires the use of many estimates and judgments in its determination.

Management’s determination of the realization of the net deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income and the implementation of various tax plans to maximize realization of the deferred tax asset. As of December 31, 2011, a $12.7 million valuation allowance has been established primarily due to the possibility that all of the deferred tax asset associated with the allowance for loan losses may not be realized. See Note 10 Income Taxes in the notes to the audited consolidated financial statements for further disclosure on this matter.

From time to time, management bases the estimates of related tax liabilities on its belief that future events will validate management’s current assumptions regarding the ultimate outcome of tax-related exposures. While the Company has obtained the opinion of advisors that the anticipated tax treatment of these transactions should prevail and has assessed the relative merits and risks of the appropriate tax treatment, examination of the Company’s income tax returns, changes in tax law and regulatory guidance may impact the treatment of these transactions and resulting provisions for income taxes.

Overview

The past three years have been difficult ones for the financial services industry in general. Bank failures have been numerous, particularly among community banks in some southeastern states, primarily brought about by the severe downturn in real estate markets. Our operating results over the past three years have been adversely affected by the weakness in the economy in general and real estate in particular. Our net loss available to common shareholders was $29.2 million for 2011, $3.6 million for 2010, and $3.8 million for 2009. The losses in all years were driven by substantial increases in loan loss provisions due to deterioration in our loan portfolio, significant losses and net operating expenses associated with foreclosed real estate, as well as lost interest revenue caused by elevated levels of nonperforming assets.

In addition to the effect on our operating results noted above, the economic environment of the past three years led to a decline of $58.2 million in our loan portfolio during 2011. Given the prominence of real estate loans in our lending activities, it has been and continues to be a challenge to generate quality credit in sufficient volume to outpace payments.

We strive to serve the financial needs of small to medium-sized businesses and individuals in our market area, offering an array of financial products emphasizing superior customer service.

Real estate secured loans, including construction loans and loans secured by existing commercial and residential properties, made up almost 87% of our loan portfolio at December 31, 2011, with the remainder of our loans consisting of commercial and industrial loans and loans to individuals. We also offer certain loan products through associations with various mortgage lending companies. Through these associations, we originate 1-4 family residential mortgages, at both fixed and variable rates. We earn fees for originating these loans and transferring the loan package to the mortgage lending companies.

The deposit services we offer include small business and personal checking accounts, savings accounts, money market checking accounts and certificates of deposit. The Company concentrates on providing customer service to build its customer deposit base.

Additional funding includes certificates of deposit acquired through deposit brokers, advances from the Federal Home Loan Bank, term repurchase agreements from two money center financial institutions and federal funds lines of credit from correspondent banks.

Over 90% of our revenue (net interest income plus noninterest income) was comprised of net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. Therefore, the levels of interest rates and our ability to effectively manage the effect that changes in interest rates have on net interest income can have a significant impact on revenue and results of operations. Results of operations may also be materially affected by our provision for loan losses, which has been much higher during the past two years than our long-term trend. Service charges and fee income generated from customer services represented less than 10% of revenue in each of the past two years and represents an area of potential revenue growth. Noninterest expense is the third major driver of operating results along with net interest income and the provision for loan losses. Total noninterest expenses absorbed over 141% of our revenue in 2011 and 88% in 2010. Noninterest expenses include compensation and employee benefits, occupancy and equipment expenses, FDIC insurance premiums, expenses related to foreclosed real estate, professional services, expenditures for data processing services and various other costs of doing business.

In addition, results for 2011 were significantly impacted by a provision for income taxes of $4.5 million that was made to establish a deferred income tax valuation allowance to reduce the carrying value of the Company’s net deferred tax asset to zero, thereby increasing a loss before income taxes of $23.7 million to a net loss of $28.3 million. For the years 2010 and 2009 the Company’s income tax provisions represented tax benefits of approximately 38% of income before income taxes.

Regulatory Action

Consent Order with FDIC and North Carolina Commissioner of Banks. The Bank entered into a Stipulation to the Issuance of a Consent Order (the “Stipulation”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Office of the Commissioner of Banks (the “Commissioner”) and the FDIC and the Commissioner issued the related Consent Order (the “Order”), effective April 27, 2011. The description of the Stipulation and the Order set forth below is qualified in its entirety by reference to the Stipulation and the Order, copies of which are included as exhibits 10.14 and 10.15 to this Form 10-K, and incorporated herein by reference.

Management.    The Order requires that the Bank have and retain qualified management, including a chief executive officer, senior lending officer, and chief operating officer with qualifications and experience commensurate with their assigned duties and responsibilities within 60 days from the effective date of the Order. Within 30 days of the effective date of the Order, the board of directors was required to retain a bank consultant to develop a written analysis and assessment of the Bank’s management needs. Following receipt of the consultant’s management report, the Bank was required to formulate a written management plan that incorporated the findings of the management report, a plan of action in response to each recommendation contained in the management report, and a time frame for completing each action.

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

Allowance for Loan and Lease Losses and Call Report.    Upon issuance of the Order, the Bank was required to make a provision to replenish the allowance for loan and lease losses (“ALLL”). Within 30 days of the effective date of the Order, the Bank was required to review its call reports filed with its regulators on or after December 31, 2010, and amend those reports if necessary to accurately reflect the financial condition of the Bank. Within 60 days of the effective date of the Order, the Bank was required to submit a comprehensive policy for determining the adequacy of the ALLL.

Concentrations of Credit.    Within 60 days of the issuance of the Order, the Bank was required to perform a risk segmentation analysis with respect to its concentrations of credit and develop a written plan for systematically reducing and monitoring the Bank’s commercial real estate and acquisition, construction, and development loans to an amount commensurate with the Bank’s business strategy, management expertise, size, and location.

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

Written Plans and Other Material Terms.    Under the terms of the Order, the Bank was required to prepare and submit the following written plans or reports to the FDIC and the Commissioner:

-	Plan to improve liquidity, contingency funding, interest rate risk, and asset liability management
-	Plan to reduce assets of $500,000 or greater classified “doubtful” and “substandard”
-	Revised lending and collection policy to provide effective guidance and control over the Bank’s lending and credit administration functions
-	Effective internal loan review and grading system
-	Policy for managing the Bank’s other real estate
-	Business/strategic plan covering the overall operation of the Bank
-	Plan and comprehensive budget for all categories of income and expense for the year 2011
-	Policy and procedures for managing interest rate risk
-	Assessment of the Bank’s information technology function

Under the Order, the Bank’s board of directors has agreed to increase its participation in the affairs of the Bank, including assuming full responsibility for the approval of policies and objectives for the supervision of all of the Bank’s activities. The Bank was also required to establish a board committee to monitor and coordinate compliance with the Order.

The Order will remain in effect until modified or terminated by the FDIC and the Commissioner.

Written Agreement with the Federal Reserve Bank of Richmond. The Company entered into a written agreement (the "Agreement") with the Federal Reserve Bank of Richmond, on August 26, 2011. The description of the Agreement set forth below is qualified in its entirety by reference to the Agreement, a copy of which is included as exhibit 10.16 to this Form 10-K, and is incorporated herein by reference.

Source of Strength.    The Agreement requires that the Company take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to its wholly-owned subsidiary, Bank of the Carolinas (the "Bank"), and ensure that the Bank complies with the requirements of the consent order entered into between the North Carolina Commissioner of Banks, the FDIC and the Bank.

Dividends, Distributions, and other Payments.    The Agreement prohibits the Company's payment of any dividends without the prior approval of the Federal Reserve Bank of Richmond and the Director of the Division of Banking Supervision and Regulation. It also prohibits the Company from directly or indirectly taking any dividends or any other form of payment representing a reduction in capital from the Bank without the prior written approval of the Federal Reserve Bank of Richmond.

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

The Order will remain in effect until modified or terminated by the Federal Reserve Bank of Richmond.

Financial Condition at December 31, 2011 and December 31, 2010

Total assets at December 31, 2011, decreased by $49.0 million or 9.2% to $486.0 million compared to $535.0 million at December 31, 2010. We had earning assets of $451.0 million at December 31, 2011 consisting of $307.9 million in loans, $112.4 million in investment securities and $30.7 million in temporary investments. Stockholders’ equity was $14.0 million at December 31, 2011 compared to $41.7 million at December 31, 2010.

Loans.     Total loans declined by $58.3 million or 15.9% during the twelve months of 2011, from $366.2 million on December 31, 2010 to $307.9 million at December 31, 2011. On December 31, 2011, real estate loans made up 87.1% of total loans while commercial non-real estate loans comprised another 11.1% of the portfolio. Total loans represented 63.4% and 68.4% of our total assets on December 31, 2011 and 2010, respectively.

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, our loan portfolio yielded 5.10% for the year ending December 31, 2011 as compared to an average yield of 5.6% during 2010.

The following table contains selected data relating to the composition of our loan portfolio by type of loan on the dates indicated.

Table I.

Analysis of Loan Portfolio (dollars in thousands)

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential 1-4 family	$78,631	25.54%	$78,750	21.51%	$76,767	19.62%	$68,876	16.99%	$63,023	15.95%
Commercial real estate	126,849	41.20	161,839	44.20	161,904	41.38	154,463	38.10	119,473	30.24
Construction and development	33,081	10.74	35,310	9.64	41,580	10.63	60,476	14.92	59,522	15.07
Home equity	29,727	9.65	31,465	8.59	30,775	7.87	29,656	7.32	26,575	6.73

Total real estate loans	268,288	87.13	307,364	83.94	311,026	79.50	313,471	77.33	268,593	67.99
Commercial business loans	34,271	11.13	51,581	14.09	75,762	19.36	84,282	20.79	116,105	29.39
Consumer loans:
Installment	3,490	1.13	4,300	1.17	3,303	0.84	5,989	1.48	6,933	1.75
Other	1,858	0.61	2,908	0.80	1,174	0.30	1,660	0.40	3,421	0.87

Total loans	307,907	100.00%	366,153	100.00%	391,265	100.00%	405,402	100.00%	395,052	100.00%

Allowance for loan losses	(8,101)		(6,863)		(8,167)		(6,308)		(4,245)

Total loans, net	$299,806		$359,290		$383,098		$399,094		$390,807

The following table reflects the scheduled maturities of commercial real estate loans, construction and development loans, and commercial business loans (dollars in thousands):

	December 31, 2011
	1 year or less	After 1 year but within 5 years	After 5 years	Total
Commercial real estate loans	$29,042	$90,744	$7,063	$126,849
Constructions and development loans	13,582	18,884	615	33,081
Commercial business loans	19,890	12,023	2,358	34,271

Total	$62,514	$121,651	$10,036	$194,201

The following table reflects the scheduled maturities of all fixed and variable interest rate loans (dollars in thousands):

	December 31, 2011
	1 year or less	After 1 year but within 5 years	After 5 years	Total
Loans with fixed interest rates	$54,696	$117,966	$45,147	$217,809
Loans with variable interest rates	24,317	36,180	29,601	90,098

Total	$79,013	$154,146	$74,748	$307,907

Allowance for Loan Losses.    On December 31, 2011, our allowance totaled approximately $8.1 million and amounted to 2.63% of total loans and 42.5% of our nonperforming loans. This compares to an allowance of $6.9 million, or 1.87% of loans and 27.8% of nonperforming loans at December 31, 2010 and $8.2 million, or 2.09% of loans and 88.5% of nonperforming loans as of December 31, 2009.

The following table contains an analysis of our allowance for loan losses for the time periods indicated.

Table II.

Summary of Loan Loss Experience (dollars in thousands)

	Year ended December 31,
	2011	2010	2009	2008	2007
Balance at beginning of year	$6,863	$8,167	$6,308	$4,245	$3,732
Provision for loan losses	17,565	6,441	5,547	6,291	1,470
Charge-offs:
Residential mortgage	(3,125)	(1,041)	(256)	(645)	(108)
Commercial real estate	(7,339)	(1,090)	(141)	(300)	(738)
Construction and development	(1,256)	(1,006)	(1,381)	(640)	(49)
Commercial business	(5,310)	(4,561)	(1,912)	(2,919)	(1)
Installment	(150)	(233)	(218)	(169)	(143)

Total charge-offs	(17,180)	(7,931)	(3,908)	(4,673)	(1,039)

Recoveries:
Residential mortgage	118	3	4	45	2
Commercial real estate	101	28	50	192	1
Construction and development	145	94	9	50	—
Commercial business	470	23	128	124	2
Installment	19	38	29	34	77

Total recoveries	853	186	220	445	82

Net charge-offs	(16,327)	(7,745)	(3,688)	(4,228)	(957)

Balance at end of year	$8,101	$6,863	$8,167	$6,308	$4,245

Ratio of net charge-offs during period to average loans outstanding	4.78%	2.08%	0.92%	1.04%	0.26%
Ratio of allowance for loan losses to non-performing loans	42.5%	27.8%	88.5%	93.9%	58.9%
Ratio of allowances for loan losses to total loans	2.63%	1.87%	2.09%	1.56%	1.07%

During 2011, we incurred net loan charge-offs of $16.3 million, compared to $7.7 million in 2010 and $3.7 million in 2009. These levels of net charge-offs produced net loss ratios of 4.78% for 2011, 2.08% for 2010, and 0.92% for 2009. The loss ratios for 2011, 2010, and 2009 were substantially higher than our longer-term trend which contributed to increased loan loss provisions in all three years. The deterioration in our loan portfolio, as evidenced by rising loss ratios and nonperforming loans, resulted in the increases in our allowance for loan losses for 2011, 2010, and 2009.

An analysis of the allowance for loan losses for the years ended December 31, 2011, 2010, 2009, 2008, and 2007 is contained in the following table:

Table III.

Allocation of Allowance for Loan Losses (1) (dollars in thousands)

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential, 1-4 family	$1,168	14.42%	$1,078	15.71%	$721	8.83%	$1,072	16.99%	$659	15.52%
Commercial real estate	2,421	29.89	1,154	16.81	4,072	49.86	2,403	38.09	1,249	29.41
Construction and development	719	8.88	667	9.72	1,007	12.33	941	14.92	747	17.60
Home equity	279	3.44	459	6.69	93	1.14	462	7.32	278	6.54

Total real estate loans	4,587	56.63	3,358	48.93	5,893	72.16	4,878	77.32	2,933	69.07
Commercial business loans	2,247	27.74	2,252	32.81	2,165	26.51	1,311	20.78	1,213	28.59
Consumer loans:
Installment	143	1.77	161	2.35	104	1.27	93	1.47	72	1.71
Other	—	—	—	—	5	0.06	26	0.43	27	0.63
Unallocated	1,124	13.86	1,092	15.91	—	—	—	—	—	—

Total Loans	$8,101	100.00%	$6,863	100.00%	$8,167	100.00%	$6,308	100.00%	$4,245	100.00%

(1) The allowance has been allocated on an approximate basis. The entire amount of the allowance is available to absorb losses occurring in any category.

  The allocation is not necessarily indicative of future losses.

Asset Quality.    Credit risks are inherent in making loans. We assess these risks and attempt to manage them effectively by adhering to internal credit underwriting policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies. A loan is placed in non-accrual status when, in our judgment, the collection of interest appears doubtful. Nonperforming assets are defined as nonaccrual loans, loans contractually past due for more than 90 days but still accruing interest, and foreclosed or idled properties. At December 31, 2011, the Company’s non-performing assets totaled $27.6 million, or 8.72% of loan-related assets, compared to $33.0 million, or 8.81% of loan-related assets at December 31, 2010.

On December 31, 2011, we had no loans that were delinquent over 90 days and still accruing interest, and $19.1 million that were in non-accrual status. Interest accrued, but not recognized as income on non-accrual loans, was approximately $569,000 during 2011. Compared to December 31, 2010, we had no loans that were delinquent over 90 days and still accruing interest, and $24.7 million that were in non-accrual status. Interest accrued, but not recognized as income on non-accrual loans, was approximately $544,000 during 2010.

Other real estate owned at December 31, 2011 amounted to $8.5 million compared to $8.3 million as of December 31, 2010. Other real estate is carried at the lower of cost or estimated net realizable value.

The following table summarizes information regarding our nonperforming assets on December 31, 2011, 2010, 2009, 2008, and 2007.

Table IV.

Nonperforming Assets (dollars in thousands)

	At December 31,
	2011	2010	2009	2008	2007
Loans accounted for on a nonaccrual basis:
Real estate loans:
Mortgage	$6,875	$4,071	$2,971	$195	$—
Commercial	9,167	15,176	1,606	5,466	300
Construction and development	1,764	2,274	1,488	285	—

Total real estate loans	17,806	21,521	6,065	5,946	300
Commercial business customers	1,246	3,068	3,151	771	248
Installment	10	101	8	—	—

Total nonaccrual loans.	19,062	24,690	9,224	6,717	548
Accruing loans which are contractually past due 90 days or more	—	—	—	—	6,661

Total nonperforming loans	19,062	24,690	9,224	6,717	7,209
Other real estate owned.	8,524	8,314	8,233	5,622	2,528

Total nonperforming assets	$27,586	$33,004	$17,457	$12,339	$9,737

Total nonperforming loans as a percentage of loans	6.19%	6.74%	2.36%	1.66%	1.82%
Total nonperforming assets as a percentage of loans and other real estate owned	8.72%	8.81%	4.37%	3.00%	2.45%
Total nonperforming assets as a percentage of total assets	5.68%	6.17%	2.86%	2.20%	1.92%

Investment Securities.    Our investment securities totaled $112.4 million at December 31, 2011, and $110.4 million at December 31, 2010. Our investment portfolio includes U.S. Government Agency bonds, mortgage backed securities, state and municipal bonds and corporate subordinated debt of other financial institutions, all of which are classified as held to maturity or available for sale. Held to maturity securities are carried at amortized cost value and available for sale securities are carried at fair value.

We use our investment portfolio to employ liquid funds and as a tool in the management of interest rate risk, while at the same time providing interest income. Practically all of our securities are classified as available for sale and, as such, may be sold from time to time to increase liquidity or re-balance the interest rate sensitivity profile of our balance sheet. However, we do have the available liquidity to hold our securities to maturity should we have the need to. In fact, we have classified some of our more illiquid securities as held to maturity because we fully intend to hold them until their maturity date. All securities classified as held to maturity were purchased in 2008 and consist of subordinated debt and trust preferred securities issued or guaranteed by other financial institutions. In December 2011, we recorded an additional impairment charge of $397,000 for a total impairment of $1.0 million on a $1.0 million investment in a trust preferred security as a result of the guarantor exercising its right to defer interest payments to the issuing trust in December 2009. In addition to the impairment charge, we have discontinued recognizing interest income on this investment until such time as the guarantor resumes interest payments to the trust.

The following table summarizes the carrying value of our investment securities on the dates indicated.

Table V.

Investment Securities (dollars in thousands)

	December 31,
	2011	2010	2009
U.S. Government agency bonds	$44,259	$53,518	$98,312
State and municipal bonds	3,590	3,859	6,105
Mortgage-backed securities	61,571	48,223	29,833
Corporate securities	2,984	4,773	5,754

Total	$112,404	$110,373	$140,004

The following tables summarize information regarding the scheduled maturities, amortized cost, and weighted average yields on a tax equivalent basis for our investment securities portfolio on December 31, 2011 and 2010.

Table VI.

Investment Securities (dollars in thousands)

At December 31, 2011:

	1 year or less		Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
U.S. Government agency Bonds	$14,270	1.82%	$12,154	2.33%	$16,707	3.38%	$—	—%	$43,131	2.57%
State and municipal bonds	951	3.63	2,482	3.44	—	—	—	—	3,433	3.49
Mortgage-backed securities	—	—	—	—	3,258	2.62	57,157	2.31	60,415	2.33
Corporate securities	—	—	967	7.79	1,000	3.84	963	8.47	2,930	6.67

Total investment securities	$15,221	1.93%	$15,603	2.84%	$20,965	3.28%	$58,120	2.41%	$109,909	2.57%

At December 31, 2010:

	1 year or less		Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency bonds	$7,476	1.83%	$35,079	2.14%	$10,586	4.05%	$—	—%	$53,141	2.47%
State and municipal bonds	251	3.42	3,249	3.57	196	3.88	—	—	3,696	3.58
Mortgage-backed securities	—	—	—	—	4,453	2.83	43,812	2.61	48,265	2.63
Corporate securities	1,496	8.48	940	7.79	1,000	4.03	1,359	7.25	4,795	7.07

Total investment securities	$9,223	2.95%	$39,268	2.39%	$16,235	3.71%	$45,171	2.75%	$109,897	2.78%

Deposits.    Our deposit service offerings include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. On December 31, 2011, total deposits were $416.2 million compared with $416.2 million on December 31, 2010. Total deposits remained flat throughout 2011. During the year, there was migration from our money market deposits to our other customer time deposits.

The growth in money market deposits began in July 2008 when we offered a special money market rate that was guaranteed through June 30, 2009. Since the rate promotion expired we began to reduce the rates paid on money market deposits to levels more in-line with the markets we serve and at December 31, 2011 money market deposits totaled $95.5 million. Under FDIC regulations and the terms of the regulatory consent order discussed under the heading “Regulatory Action” above, we may not currently solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yield on insured deposits of comparable maturity in our market area or the market area where the deposits are being solicited.

Brokered deposits have decreased from $73.0 million at December 31, 2010 to $42.70 million at December 31, 2011, a decrease of $30.3 million. On December 31, 2011, approximately 10.3% our total deposits were made up of brokered deposits as compared to 17.5% at December 31, 2010 and 14.4% as of December 31, 2009. Under FDIC regulations and the terms of the regulatory consent order discussed under the heading “Regulatory Action” above, we may not accept, renew, or roll over any brokered deposits unless it is in compliance with the requirements of the FDIC regulations governing brokered deposits. These regulations prohibit undercapitalized institutions, such as the Bank, from accepting, renewing, or rolling over any brokered deposits. On December 31, 2011, total time deposits issued in denominations of $100,000 or more made up approximately 36.6% of our total deposits as compared to 35.4% as of December 31, 2010 and 23.5% at December 31, 2009.

Retail deposits gathered through our branch network continue to be our principal source of funding. It is our intent to focus our efforts and marketing resources on the growth of our deposit base as we believe this to be the most effective long term strategy for profitable growth.

The following table summarizes our average deposits for the years ended December 31, 2011, 2010, and 2009.

Table VII.

Deposit Mix (dollars in thousands)

	For the Years ended December 31,
	2011		2010		2009
	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
Interest-bearing deposits:
Interest-checking deposits	$36,829	0.55%	$34,157	0.61%	$32,172	1.13%
Money market and savings deposits	107,696	0.59	153,820	0.66	266,108	2.62
Time deposits	241,763	1.47	205,979	1.85	169,825	2.67

Total interest-bearing deposits	386,288	1.14	393,956	1.28	468,105	2.54
Noninterest-bearing demand deposits	36,984		36,701		33,609

Total deposits	$423,272	1.04%	$430,657	1.17%	$501,714	2.37%

The following table contains an analysis of our time deposits of $100,000 or more at December 31, 2011, 2010, and 2009.

	December 31,
	2011	2010	2009
	(dollars in thousands)
Remaining maturity of three months or less	$15,564	$45,011	$28,663
Remaining maturity of over three to twelve months	86,341	74,689	37,640
Remaining maturity of over twelve months	50,600	27,681	49,609

Total time deposits of $100,000 or more	$152,505	$147,381	$115,912

Borrowed Funds.    The following table summarizes our borrowings at December 31, 2011, 2010, and 2009.

Table VIII.

Borrowed Funds (dollars in thousands)

	At December 31,
	2011		2010		2009
	Outstanding Balance	Average Rate	Outstanding Balance	Average Rate	Outstanding Balance	Average Rate
Federal funds purchased and securities sold under overnight repurchase agreements	$381	0.10%	$603	0.13%	$1,682	0.53%
Securities sold under term repurchase agreements	45,000	4.38	45,000	4.38	45,000	4.38
Federal Home Loan Bank advances	—	—	22,000	1.92	15,000	3.15
Trust preferred securities	5,155	3.49	5,155	3.25	5,155	3.16
Subordinated debt	2,700	4.00	2,700	4.00	2,700	4.00

Total borrowed funds	$53,236	4.24%	$75,458	3.78%	$69,537	3.92%

The following table presents our average balances as well as the average cost associated with those balances for the specified periods.

	For the years ended December 31,
	2011		2010		2009
	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
Federal funds purchased and securities sold under overnight repurchase agreements	$478	0.21%	$845	0.24%	$1,790	0.67%
Securities sold under term repurchase agreements	45,000	4.38	45,000	4.38	45,000	4.40
Federal Home Loan Bank advances.	14,038	2.89	22,373	1.68	21,433	3.65
Trust preferred securities	5,155	3.30	5,155	3.28	5,155	3.94
Subordinated debt	2,700	4.00	2,700	4.00	2,700	4.00

Total borrowed funds	$67,371	3.94%	$76,073	3.45%	$76,078	4.06%

During 2008, we entered into term repurchase agreements with two money center financial institutions. These two borrowing arrangements total $45.0 million in the aggregate and currently bear interest at an effective annual blended rate of 4.38%. These borrowings were secured by marketable securities totaling approximately $58.4 million at December 31, 2011. The agreements have final maturity dates in July 2018 and August 2015 but may be terminated by the lenders beginning July 2013 and August 2011, respectively.

On December 31, 2011, we had no advances from the Federal Home Loan Bank (“FHLB”). We have immediate availability of $14.6 million as we have pledged our eligible one-to-four family mortgages, commercial real estate loans and home equity loans with aggregate outstanding principal balances of approximately $29.1 million.

During 2008, the Company issued $5.2 million of junior subordinated debentures to its wholly owned capital trust, Bank of the Carolinas Trust I (the “Trust”), which, in turn, issued $5.0 million in trust preferred securities having a like liquidation amount and $155,000 in common securities (all of which are owned by the Company). The Company has fully and unconditionally guaranteed the Trust’s obligations related to the trust preferred securities. The Trust has the right to redeem the trust preferred securities in whole or in part, on or after March 26, 2013 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, the Trust may redeem the trust preferred securities in whole (but not in part) at any time within 90 days following the occurrence of a tax event, an investment company event or a capital treatment event at a special redemption price (as defined in the debenture). The trust preferred securities bear interest at the annual rate of 90-day LIBOR plus 300 basis points adjusted quarterly. In February 2011, the Company announced its election to defer its regularly scheduled March 2011 interest payment on the junior subordinated debentures related to the trust preferred securities and continued to defer interest pyaments throughout 2011.

The Company also has issued $2.7 million of subordinated debt in a private transaction with another banking institution. This subordinated note has a floating interest rate equal to 75 basis points over the Prime Rate published by the Wall Street Journal and a maturity date of August 13, 2018. This debt can be repaid in full at any time with no penalty.

Capital Resources.    Total stockholders' equity decreased by $27.7 million to $14.0 million on December 31, 2011, compared to $41.7 million on December 31, 2010. The decrease was substantially the net result of the current year’s net loss, net unrealized gains on securities available for sale, and the accrual of dividends on the preferred shares.

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

Off-Balance Sheet Transactions.    Certain financial transactions are entered into by the Company in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions as of December 31, 2011 and 2010 were commitments to extend credit and financial letters of credit. Except as disclosed in this report, the Company does not have any ownership interest in any off-balance sheet subsidiaries or special purpose entities.

	December 31,
	2011	2010
	(In thousands)
Loan commitments	$29,013	$34,328
Financial standby letters of credit	2,477	2,477

Total unused commitments	$31,490	$36,805

Commitments to extend credit to customers represent legally binding agreements with fixed expiration dates. Since many of these commitments expire without being funded, the commitment amounts do not necessarily represent liquidity requirements.

Contractual Obligations.    The following disclosure shows the contractual obligations that the Company had outstanding at December 31, 2011.

	Total payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Time deposits	$238,565	$153,833	$80,144	$4,588	$—
Securities sold under term repurchase agreements(1)	45,000	—	—	20,000	25,000
Trust preferred securities	5,155	—	—	—	5,155
Subordinated debt	2,700	—	—	—	2,700
Leases	1,341	288	518	518	17

Total	$292,761	$154,121	$80,662	$25,106	$32,872

(1)	Obligations in this category are classified as to maturity dates. One repurchase agreement, with a principal balance of $20 million, may be called by the holder on a quarterly basis beginning August 20, 2011. The other repurchase agreement included above, which has a principal balance of $25 million, may be called by the holder on a quarterly basis beginning July 8, 2013.

Comparison of Results of Operations for the Years Ended December 31, 2011, 2010, and 2009

Net Income (Loss).    We had a net loss available to common shareholders of $29.2 million or $7.49 per diluted common share for the year ended December 31, 2011, compared to net loss of $3.6 million or $0.92 per diluted common share for the year ended December 31, 2010 and net loss for the year ended December 31, 2009 of $3.8 million, or $0.97 per diluted common share. As noted earlier, the principal reason for the losses incurred during the past three years has been related to deterioration in our loan portfolio which has resulted in materially higher loan loss provisions and increased expenses related to the ownership and disposal of foreclosed real estate.

In addition, results for 2011 were significantly impacted by a provision for income taxes of $4.5 million that was made to establish a deferred income tax valuation allowance to reduce the carrying value of the Company’s net deferred tax asset to zero, thereby increasing a loss before income taxes of $23.7 million to a net loss of $28.3 million. For the years 2010 and 2009 the Company’s income tax provisions represented tax benefits of approximately 38% of income before income taxes.

Net Interest Income.    Our primary source of revenue is net interest income, which is the difference between interest income generated by our interest-earning assets (primarily loans and investment securities) and interest expense on interest-bearing liabilities (primarily deposits and borrowed funds). Net interest income decreased $2.8 million to $13.6 million in 2011 from 2010 after increasing $1.8 million from 2009. Our net interest margin decreased in 2011 to 2.86% compared to a margin in 2010 of 3.26%, but improved compared to 2009’s margin of 2.56%. Our net interest spread declined to 2.79% in 2011 from 3.15% in 2010 and improved from 2.42% in 2009. The volatility in our net interest margin and net interest spread and resulting net interest income over the past three years has been primarily due to the declines in short-term rates brought about by very aggressive Federal Reserve policies, declining total balances of loans and investments, and increased levels of nonperforming assets.

Table IX summarizes the average balances of our various categories of assets and liabilities and their associated yields or costs for the years ended December 31, 2011, 2010, and 2009.

Table IX.

Summary of Net Interest Income and Average Balances (dollars in thousands)

	December 31, 2011			December 31, 2010			December 31, 2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Interest-earning assets:
Loans	$341,459	$17,398	5.10%	$373,156	$20,723	5.55%	$401,512	$23,685	5.90%
Investment securities	114,523	3,175	2.77	118,826	3,318	2.79	149,061	5,860	3.93
Other interest-earning assets	19,315	59	0.31	12,600	53	0.42	22,445	76	0.34

Total interest-earning assets	475,297	20,632	4.34%	504,582	24,094	4.78%	573,018	29,621	5.17%

Other assets, net	48,899			49,057		`	51,490

Total assets	$524,196			$553,639			$624,508

Interest bearing liabilities:
Interest-checking deposits	$36,829	201	0.55%	$34,157	210	0.61%	$32,172	365	1.13%
Money Market and Savings deposits	107,696	634	0.59	153,821	1,015	0.66	266,108	6,973	2.62
Time deposits	241,763	3,552	1.47	205,979	3,811	1.85	169,825	4,530	2.67

Total interest-bearing deposits	386,288	4,387	1.14	393,957	5,036	1.28	468,105	11,868	2.54
Borrowed funds	67,371	2,653	3.94	76,073	2,624	3.45	76,078	3,087	4.06

Total Interest-bearing liabilities	453,659	7,040	1.55	470,030	7,660	1.63	544,183	14,955	2.75

Noninterest-bearing demand deposits	36,984			36,701			33,609
Other liabilities	1,695			1,294			1,739
Stockholders’ Equity	31,858			45,614			44,977

Total liabilities and stockholders’ equity	$524,196			$553,639			$624,508

Net interest income & interest rate spread		$13,592	2.79%		$16,434	3.15%		$14,666	2.42%

Net yield on average interest-earning assets			2.86%			3.26%			2.56%

Ratio of average interest-earning assets to average interest-bearing liabilities			104.77%			107.35%			105.30%

Non-accrual loans are included in the table for the years ended December 31, 2011, 2010, and 2009.

Loan fees and late charges of $143,000, $208,000, and $224,000 for 2011, 2010, and 2009, respectively, are included in interest income.

Table X summarizes the dollar amount of changes in interest income and interest expense for the major components of our interest-earning assets and interest-bearing liabilities during the twelve months ended December 31, 2011, 2010, and 2009. The table shows changes in interest income and expense attributable to volume changes and interest rate changes. The changes attributable to both rate and volume changes have been allocated between the two components on a relative basis. As the table indicates, the decrease in net interest income realized in 2011 in comparison to 2010 was the result of the decrease in volume and rates resulting in a negative effect on the current year results. The table also indicates that rates reduced the cost of interest-bearing liabilities, but not to the extent to which it could offset the reduced income from interest-earning assets.

Table X.

Volume / Rate Variance Analysis (dollars in thousands)

	Year Ended December 31, 2011 vs. 2010 Increase (Decrease) Due to			Year Ended December 31, 2010 vs. 2009 Increase (Decrease) Due to			Year Ended December 31, 2009 vs. 2008 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$(1,773)	$(1,552)	$(3,325)	$(1,680)	$(1,282)	$(2,962)	$(288)	$(2,303)	$(2,591)
Investment securities	(120)	(23)	(143)	(1,258)	(1,284)	(2,542)	2,800	(1,031)	1,769
Other interest-earning assets	24	(18)	6	(30)	7	(23)	(47)	(85)	(132)

Total interest income	(1,869)	(1,593)	(3,462)	(2,968)	(2,559)	(5,527)	2,465	(3,419)	(954)

Interest-bearing liabilities:
Deposits	(98)	(551)	(649)	(2,028)	(4,804)	(6,832)	2,238	(5,989)	(3,751)
Borrowed funds	(295)	324	29	(0)	(463)	(463)	848	(26)	822

Total interest expense	(393)	(227)	(620)	(2,028)	(5,267)	(7,295)	3,086	(6,015)	(2,929)

Net interest income	$(1,476)	$(1,366)	$(2,842)	$(940)	$2,708	$1,768	$(621)	$2,596	$1,975

Provision for Loan Losses.    Provisions for loan losses are charged to income in order to maintain the allowance for loan losses at a level we deem appropriate under circumstances known to exist at the balance sheet date. In evaluating the allowance for loan losses, we consider factors that include portfolio size, composition and industry diversification of the portfolio, historical loan loss experience, current levels of impaired and delinquent loans, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The allowance for loan losses expressed as a percentage of total loans was 2.63%, 1.87%, and 2.09% at December 31, 2011, 2010, and 2009, respectively. The allowance includes $770,000 at December 31, 2011, $2.6 million at December 31, 2010, and $4.0 million at December 31, 2009 allocated to specific loans with principal balances totaling approximately $23.8 million, $20.9 million, and $11.3 million, respectively. See “Critical Accounting Policies”.

The provision for loan losses increased 172.7% to $17.6 million in 2011 from $6.4 million in 2010 and increased 216.7% from $5.5 million in 2009. The sizable provisions recorded in 2011, 2010, and 2009 were the result of net charge-offs and nonperforming asset levels that were significantly above long-term historic trends on a relative basis.

Net loan charge-offs for 2011 totaled $16.3 million which equates to 4.78% of average loans for the year and a 110.8% increase from 2010 net charge-offs of $7.7 million, which represented 2.08% of average loans outstanding for that year, and a 342.8% increase from 2009 net charge-offs of $3.7 million, which represented 0.92% of average loans outstanding for that year. For the five years prior to the current credit cycle (2005 – 2009), our net charge-offs averaged .51% of average loans on an annual basis.

Total nonperforming assets amounted to $27.6 million at December 31, 2011, a decrease of 16.42% from the year-end 2010 total of $33.0 million. Total nonperforming assets as a percent of loan-related assets (loans plus foreclosed real estate) amounted to 8.72% at December 31, 2011 compared to 8.81% as of year-end 2010. For the five year-ends preceding the current credit cycle, nonperforming assets averaged 2.56% of loan-related assets. Nonperforming assets as a percent of total assets was 5.68% of total assets at the end of 2011 compared to 6.17% at December 31, 2010 and 2.86% at December 31, 2009. On a historic basis, nonperforming assets as a percent of total assets averaged 1.86% for the 2005 – 2009 year-ends.

Noninterest Income.    In addition to net interest income, we derive revenues from providing a variety of financial services to our customers. Fees from providing these services totaled $1.3 million in 2011, 2010, 2009. The largest component of customer service fees is revenues from deposit services which totaled $698,000 in 2011, $732,000 in 2010 and $826,000 in 2009. While this is a mature and very competitive part of our business, we believe this is an area of opportunity. The fastest growing area of fee revenue is from debit card services. While this is not a new service, it is still a relatively new part of the U.S. payment system. Our revenues in this area increased from $290,000 to $402,000 over the past two years. Fees from loan services, which primarily includes fees related to real estate loan production, declined 78.4% in 2011 compared to 2010 and 83.0% compared to 2009 as real estate lending slowed.

Other significant components of noninterest income are gains and losses on investment securities and increase in the cash value of life insurance policies we hold on our officer level employees. In 2011, we realized $391,000 in net loss on investment securities compared to a net gain of $344,000 and $1.5 million in 2010 and 2009, respectively. This includes an other than temporary impairment charge of $397,000, $105,000, $498,000 for 2011, 2010, and 2009, respectively, on a $1.0 million investment in the trust preferred securities of another financial institution as a result of the guarantor exercising its right to defer interest payments to the issuing trust.

The following is a tabular presentation of our non-interest income for the years ended December 31, 2011, 2010, and 2009.

Table XI.

Noninterest Income (dollars in thousands)

	2011	2010	2009
Deposit services fees	$698	$732	$826
Card services fees	402	348	290
Loan services fees	25	116	147
Investment services revenue	—	—	3
Other customer services fees	125	107	78

Total customer services fees.	1,250	1,303	1,344
Net gain (loss) on investment securities	(391)	344	1,530
Increase in cash value of bank owned life insurance	361	361	364
All other income	19	29	59

Total noninterest income.	$1,239	$2,037	$3,297

Non-interest Expense.    Non-interest expense totaled $21.0 million for the year ended December 31, 2011, an increase of $4.7 million, or 28.3% above the $16.3 million reported for the year ended December 31, 2010, which was a $1.2 million decrease, or 6.7%, from the 2009 amount. The major factors contributing to the increase in noninterest expenses in 2011 compared to 2010 were (1) an increase of $541,000, or 55.5%, in FDIC insurance cost, as the result increased rates, (2) an increase of $451,000, or 42.3%, in professional services resulting from requirements stemming from the consent order, (3) an increase of $3.4 million, or 185.5%, in valuation allowances and net operating cost associated with foreclosed real estate, and (4) an increase of $251,000, or 73.0%, in director and shareholder expense due to increased premiums on our director and officer liability insurance.

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

The following table summarizes the major components of our non-interest expense for the years ended December 31, 2011, 2010, and 2009.

Table XII.

Noninterest Expenses (dollars in thousands)

	2011	2010	2009
Salaries and benefits	$6,684	$6,959	$7,040
Occupancy and equipment expenses	2,074	2,238	2,221
FDIC insurance assessments	1,516	975	1,505
Data processing	885	821	1,042
Professional services	1,517	1,066	1,194
Telephone and data communications	393	352	341
Advertising and promotional	223	228	316
Postage and courier	218	230	264
Printing and supplies	167	177	241
Valuation allowances and net operating costs associated with foreclosed real estate	5,222	1,829	1,899
All other expenses	2,075	1,473	1,451

Total noninterest expenses	$20,974	$16,348	$17,514

Income Taxes.    We recorded income tax expense of $4.5 million in 2011 and income tax benefits of $1.7 million in 2010 and $2.0 million in 2009. The benefits for 2010 and 2009 as a percentage of loss before income taxes were 38.5% and 38.6% respectively. However, as of year-end 2011 the Company updated its evaluation of the likelihood of realization of a net deferred tax asset that had arisen principally as a result of operating losses incurred during the last four years. Based upon that evaluation the Company determined that it is unlikely that any significant realization of any portion of the net deferred tax asset is likely to occur within a timeframe that would support a decision to continue to include a net deferred tax asset in the Company’s consolidated balance sheet. Accordingly, the Company recorded a provision for income taxes of $4.5 million for 2011 to reduce the carrying value of the Company’s net deferred tax asset to zero.

Capital Adequacy

We are required to comply with the capital adequacy standards established by the Federal Deposit Insurance Corporation (FDIC). The FDIC has issued risk-based capital and leverage capital guidelines for measuring the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for us to be considered in compliance with the FDIC’s requirements. On December 31, 2011, our Total Capital Ratio and Tier 1 Capital Ratio were 6.83% and 4.82%, respectively, both below the minimum levels required by the FDIC’s “well-capitalized” guidelines. On December 31, 2011 our Tier 1 Leverage Capital Ratio was 3.48%, which was also well below the minimum level required by the FDIC’s “well-capitalized” guidelines. As described above, the Bank is subject to a consent order issued by the FDIC and the North Carolina Commissioner of Banks. The consent order requires that the Bank maintain capital levels in excess of normal statutory minimums, including a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 10%. At December 31, 2011, the Bank’s Tier1 Leverage Capital Ratio was 4.09%, below the agreed to minimum.

Liquidity and Interest Rate Sensitivity

Liquidity.    Liquidity management is the process of managing assets and liabilities as well as their maturities to ensure adequate funding for loan and deposit activity. Sources of liquidity come from both balance sheet and off-balance sheet sources. We define balance sheet liquidity as the relationship that net liquid assets have to unsecured liabilities. Net liquid assets is the sum of cash and cash items, less required reserves on demand and NOW deposits, plus demand deposits due from banks, plus temporary investments, including federal funds sold, plus the fair value of investment securities, less collateral requirements related to public funds on deposit and repurchase agreements. Unsecured liabilities is equal to total liabilities less required cash reserves on noninterest-bearing demand deposits and interest-checking deposits and less the outstanding balances of all secured liabilities, whether secured by liquid assets or not. We consider off-balance sheet liquidity to include unsecured federal funds lines from other banks and loan collateral which may be used for additional advances from the Federal Home Loan Bank. As of December 31, 2011 our balance sheet liquidity ratio (net liquid assets as a percent of unsecured liabilities) amounted to 19.95% and our total liquidity ratio (balance sheet plus off-balance sheet liquidity) was 22.69%.

In addition, we have the ability to borrow $10.0 million from the Discount Window of the Federal Reserve, as well as $14.0 million from correspondent banks, subject to our pledge of marketable securities, which could be used for temporary funding needs. We also have the ability to borrow from the Federal Home Loan Bank on similar terms. While we consider these arrangements sources of back-up funding, we do not consider them as liquidity sources because they require our pledge of liquid assets as collateral. We regularly borrow from the Federal Home Loan Bank as a normal part of our business. These advances are secured by various types of real estate-secured loans. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at December 31, 2011 is adequate to meet its operating needs.

Interest Rate Sensitivity.    Our goal is to maintain a neutral interest rate sensitivity position whereby little or no change in interest income would occur as interest rates change. On December 31, 2011, we were cumulatively liability sensitive for the next twelve months, which means that our interest-bearing liabilities would reprice more quickly than our interest bearing assets. Theoretically, our net interest margin will decrease if market interest rates rise or increase if market interest rates fall. However, the repricing characteristics of assets are different from the repricing characteristics of funding sources. Therefore, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

The following table shows the interest rate sensitivity of our balance sheet on December 31, 2011, but is not necessarily indicative of our position on other dates. Each category of assets and liabilities is shown with projected repricing and maturity dates. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. NOW accounts, savings accounts, and money market accounts are assumed to be subject to immediate repricing and depositor availability. Prepayment assumptions on mortgage loans and decay rates on deposit accounts have not been included in this analysis. Also, the table does not reflect scheduled principal repayments that will be received on loans. The interest rate sensitivity of our assets and liabilities may vary substantially if different assumptions are used or if our actual experience differs from that indicated by the assumptions.

Table XIII.

Interest Sensitivity (dollars in thousands)

	December 31, 2011
	1-3 months	Over 3 to 12 months	Over 12 to 60 months	Over 60 months	Total
Interest-earning assets:
Loans	$88,397	$31,665	$120,689	$48,094	$288,845
Investment securities	4,509	964	17,877	89,054	112,404
Other interest-earning assets	28,722	2,000	—	—	30,722

Total interest-earning assets	$121,628	$34,629	$138,566	$137,148	$431,971

Interest-bearing liabilities:
Interest-checking deposits	$37,306	$—	$—	$—	$37,306
Money market and savings deposits	106,308	—	—	—	106,308
Time deposits	29,595	124,239	84,731	—	238,565
Borrowed funds	8,236	—	20,000	25,000	53,236

Total interest-bearing liabilities	$181,445	$124,239	$104,731	$25,000	$435,415

Interest-sensitivity gap	$(59,817)	$(89,610)	$33,835	$112,148	$(3,444)

Cumulative sensitivity gap	$(59,817)	$(149,427)	$(115,592)	$(3,444)	$(3,444)

Cumulative gap as a % of total interest-earning assets	(13.85)%	(34.59)%	(26.76)%	(0.80)%	(0.80)%

Cumulative ratio of sensitive assets to sensitive liabilities	67.03%	27.87%	132.31%	548.59%	99.21%

Quarterly financial data for 2011 and 2010 is summarized in the table below.

Table XIV.

Quarterly Financial Data (dollars in thousands except per share amounts)

	2011				2010
	4th Qtr	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr	3rd Qtr.	2nd Qtr.	1st Qtr.
Interest income	$4,753	$5,115	$5,349	$5,415	$5,633	$5,936	$6,191	$6,334
Interest expense	1,560	1,646	2,067	1,767	1,824	1,822	1,893	2,121

Net interest income	3,193	3,469	3,282	3,648	3,809	4,114	4,298	4,213
Provision for loan losses	2,998	5,650	6,572	2,345	3,581	858	1,086	916

Net interest income (loss) after provision for loan losses	195	(2,181)	(3,290)	1,303	228	3,256	3,212	3,297
Noninterest income	(3)	415	425	402	433	589	512	503
Noninterest expense	5,212	5,080	6,759	3,923	4,238	3,794	4,081	4,235

Income (loss) before income taxes	(5,020)	(6,846)	(9,624)	(2,218)	(3,577)	51	(357)	(435)
Income taxes (benefit)	3,547	—	—	996	(1,263)	(31)	(169)	(200)

Net income (loss)	(8,567)	(6,846)	(9,624)	(3,214)	(2,314)	82	(188)	(235)
Dividends and accretion on preferred stock	(236)	(234)	(232)	(232)	(231)	(229)	(227)	(227)

Net income (loss) available to common shareholders	$(8,803)	$(7,080)	$(9,856)	$(3,446)	$(2,545)	$(147)	$(415)	$(462)

Earnings (loss) per common share:
Basic	$(2.26)	$(1.82)	$(2.53)	$(0.88)	$(0.65)	$(0.04)	$(0.11)	$(0.12)
Diluted	$(2.26)	$(1.82)	$(2.53)	$(0.88)	$(0.65)	$(0.04)	$(0.11)	$(0.12)

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

DISCLOSURES ABOUT FORWARD LOOKING STATEMENTS

This Report and its exhibits may contain statements relating to our financial condition, results of operations, plans, strategies, trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts. Those statements may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by terms such as “may," “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of the Company’s management about future events. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, risk factors discussed in the Company’s Annual Report on Form 10-K and in other documents the Company files with the Securities and Exchange Commission from time to time. Copies of those reports are available directly through the Commission’s website at www.sec.gov. Other factors that could influence the accuracy of forward-looking statements include, but are not limited to, (a) pressures on the earnings, capital and liquidity of financial institutions resulting from current and future adverse conditions in the credit and equity markets and the banking industry in general; (b) changes in competitive pressures among depository and other financial institutions or in the Company’s ability to compete successfully against the larger financial institutions in its banking markets; (c) the financial success or changing strategies of the Company’s customers; (d) actions of government regulators, or changes in laws, regulations or accounting standards, that adversely affect the Company’s business; (e) changes in the interest rate environment and the level of market interest rates that reduce the Company’s net interest margins and/or the volumes and values of loans it makes and securities it holds; (f) changes in general economic or business conditions and real estate values in the Company’s banking markets (particularly changes that affect the Company’s loan portfolio, the abilities of its borrowers to repay their loans, and the values of loan collateral); (g) governmental action as of a result of our inability to comply with regulatory orders and agreements; and (h) other unexpected developments or changes in the Company’s business. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company has no obligation, and does not intend, to update these forward-looking statements.

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

We have audited the accompanying consolidated balance sheets of Bank of the Carolinas Corporation and Subsidiary (hereinafter referred to as the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2011, 2010 and 2009. Bank of the Carolinas Corporation and Subsidiary's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the Carolinas Corporation and Subsidiary as of December 31, 2011 and 2010, and the results of its operations and cash flows for years ended December 31, 2011, 2010, and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the financial statements, the Company has suffered recurring credit losses that have eroded certain regulatory capital ratios. As of December 31, 2011 the Company is considered undercapitalized based on their regulatory capital level. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 19. The financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

/s/ Turlington and Company, LLP
Lexington, North Carolina
March 30, 2012

Bank of the Carolinas Corporation

Consolidated Balance Sheets

December 31, 2011 and 2010

(In thousands except share and per share data)

	2011	2010
Assets:
Cash and due from banks, noninterest-bearing	$5,044	$4,303
Interest-bearing deposits in banks	2,557	6,262

Cash and cash equivalents	7,601	10,565
Federal funds sold	28,165	9,330
Investment securities	112,404	110,373
Loans receivable	307,907	366,153
Less: Allowance for loan losses	(8,101)	(6,863)

Total loans, net	299,806	359,290
Premises and equipment, net	12,229	13,106
Other real estate owned	8,524	8,314
Bank owned life insurance	10,732	10,371
Deferred tax assets	—	5,123
Prepaid FDIC insurance assessment	2,200	3,670
Accrued interest receivable	1,503	1,814
Other assets	2,803	3,014

Total Assets	$485,967	$534,970

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$34,034	$33,730
Interest-checking deposits	37,306	34,004
Money market and savings deposits	106,308	114,923
Time deposits	238,565	233,512

Total deposits	416,213	416,169
Securities sold under repurchase agreements	45,381	45,603
Federal Home Loan Bank advances	—	22,000
Subordinated debt	7,855	7,855
Other liabilities	2,485	1,639

Total Liabilities	471,934	493,266

Commitments and contingencies (Notes 5, 13, and 14)	—	—
Stockholders’ Equity:
Preferred stock, no par value	13,179	13,179
Discount on preferred stock	(716)	(991)
Common stock, $5 par value per share	19,479	19,486
Additional paid-in capital	12,991	12,988
Retained deficit	(32,453)	(3,268)
Accumulated other comprehensive income	1,553	310

Total Stockholders’ Equity	14,033	41,704

Total Liabilities and Stockholders' Equity	$485,967	$534,970

Preferred shares authorized	3,000,000	3,000,000
Preferred shares issued and outstanding	13,179	13,179
Common shares authorized	15,000,000	15,000,000
Common shares issued and outstanding	3,895,840	3,897,174

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Operations

For the Years Ended December 31, 2011, 2010, and 2009

(In thousands except per share data)

	2011	2010	2009
Interest and dividend income:
Loans, including fees	$17,398	$20,723	$23,685
Investment securities	3,175	3,318	5,860
Other	59	53	76

Total interest income	20,632	24,094	29,621

Interest expense:
Deposits	4,387	5,036	11,868
Other borrowings	2,653	2,624	3,087

Total interest expense	7,040	7,660	14,955

Net interest income	13,592	16,434	14,666
Provision for loan losses	17,565	6,441	5,547

Net interest income (loss) after provision for loan losses	(3,973)	9,993	9,119

Non-interest income:
Customer service fees	1,250	1,303	1,344
Increase in bank owned life insurance	361	361	364
Gain (loss) on sale of securities (net)	(391)	344	1,530
Other	19	29	59

Total non-interest income	1,239	2,037	3,297

Non-interest expense:
Salaries and employee benefits	6,684	6,959	7,040
Net occupancy expense	2,074	2,238	2,221
FDIC insurance assessments	1,516	975	1,505
Data processing	885	821	1,042
Professional services	1,517	1,066	1,194
Advertising	223	228	316
Valuation allowances and net operating costs associated with foreclosed real estate	5,222	1,829	1,899
Other	2,853	2,232	2,297

Total non-interest expense	20,974	16,348	17,514

Loss before income taxes	(23,708)	(4,318)	(5,098)
Income tax expense (benefit)	4,543	(1,663)	(1,968)

Net loss	(28,251)	(2,655)	(3,130)
Preferred stock dividends and accretion	(934)	(914)	(637)

Net loss available to common stockholders	$(29,185)	$(3,569)	$(3,767)

Net loss per common share
Basic	$(7.49)	$(0.92)	$(0.97)

Diluted	$(7.49)	$(0.92)	$(0.97)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2011, 2010, and 2009

(In thousands except share data)

	Preferred Stock		Discount on Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2008	—	$—	$—	3,891,174	$19,456	$11,625	$4,067	$1,443	$36,591
Issuance of restricted stock	—	—	—	6,000	30	(30)	—	—	—
Restricted stock expense	—	—	—	—	—	6	—	—	6
Issuance of preferred & warrants	13,179	13,179	(1,414)	—	—	1,414	—	—	13,179
Cost of issuing preferred & warrants	—	—	—	—	—	(46)	—	—	(46)
Stock based compensation expense	—	—	—	—	—	9	—	—	9
Cash dividends on common	—	—	—	—	—	—	—	—	—
Cash dividends on preferred	—	—	—	—	—	—	(468)	—	(468)
Accretion of discount on preferred	—	—	169	—	—	—	(169)	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(3,130)	—	(3,130)

Other comprehensive loss	—	—	—	—	—	—	—	(1,149)	(1,149)

Total comprehensive loss									(4,279)
Balance, December 31, 2009	13,179	13,179	(1,245)	3,897,174	19,486	12,978	300	294	44,992
Restricted stock expense	—	—	—	—	—	8	—	—	8
Stock based compensation expense	—	—	—	—	—	2	—	—	2
Cash dividends on common	—	—	—	—	—	—	—	—	—
Cash dividends on preferred	—	—	—	—	—	—	(659)	—	(659)
Accretion of discount on preferred	—	—	254	—	—	—	(254)	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(2,655)	—	(2,655)
Other comprehensive income	—	—	—	—	—	—	—	16	16
Total comprehensive loss									(2,639)

Balance, December 31, 2010	13,179	13,179	(991)	3,897,174	19,486	12,988	(3,268)	310	41,704

Restricted stock expense	—	—	—	—	—	4	—	—	4
Stock based compensation benefit	—	—	—	—	—	(8)	—	—	(8)
Cash dividends on common	—	—	—	—	—	—	—	—	—
Cash dividends on preferred	—	—	—	—	—	—	(659)	—	(659)
Accretion of discount on preferred	—	—	275	—	—	—	(275)	—	—
Forfeiture of common stock	—	—	—	(1,334)	(7)	7	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(28,251)	—	(28,251)
Other comprehensive income	—	—	—	—	—	—	—	1,243	1,243

Total comprehensive loss									(27,008)

Balance, December 31, 2011	13,179	$13,179	$(716)	3,895,840	$19,479	$12,991	$(32,453)	$1,553	$14,033

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011, 2010, and 2009

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(28,251)	$(2,655)	$(3,130)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	988	1,063	1,081
Deferred tax expense (benefit)	4,543	(1,681)	(1,346)
Provision for loan losses	17,565	6,441	5,547
Amortization of premiums on securities, net	819	537	214
Stock based compensation expense (benefit)	(8)	2	9
Restricted stock expense	4	8	6
Increase in bank owned life insurance	(361)	(361)	(364)
Loss on sale of other real estate owned	748	155	99
Impairment valuation of other real estate owned	3,449	1,294	1,483
Loss (gain) on sale of premises and equipment	5	(15)	(24)
Gain on sale of securities	(6)	(450)	(2,028)
Impairment valuation of securities	397	105	498
Net changes in:
Accrued interest receivable	311	583	642
Prepaid FDIC insurance assessment	1,470	899	(4,569)
Other assets	(474)	4,364	(2,927)
Accrued expenses and other liabilities	187	(301)	390

Net cash provided (used) by operating activities	1,386	9,988	(4,419)

Cash flows from investing activities:
Net change in federal funds sold	(18,835)	15,485	(24,815)
Activity in available for sale securities:
Purchases	(40,956)	(116,494)	(199,579)
Proceeds from sale	2,006	45,994	116,735
Maturities and calls of securities	37,729	99,967	57,293
Net loan originations and principal payments	31,399	13,187	4,027
Redemption (purchase) of FHLB stock	488	(126)	(58)
Purchase of premises and equipment	(117)	(172)	(600)
Proceeds from sale of premises and equipment	1	28	45
Additions to other real estate owned	—	—	(74)
Proceeds from sale of other real estate owned	6,113	2,650	1,244

Net cash provided (used) by investing activities	17,828	60,519	(45,782)

(continued)

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows, Continued

For the Years Ended December 31, 2011, 2010, and 2009

(In thousands)

	2011	2010	2009
Cash flows from financing activities:
Net increase (decrease) in deposits	$44	$(77,748)	$49,377
Net proceeds from (repayments of) FHLB advances	(22,000)	7,000	(10,000)
Issuance of preferred stock	—	—	13,133
Net change in retail repurchase agreements	(222)	(1,079)	125
Cash dividends paid on preferred stock	—	(659)	(381)
Cash dividends paid on common stock	—	—	—

Net cash provided (used) by financing activities	(22,178)	(72,486)	52,254

Net increase (decrease) in cash and cash equivalents	(2,964)	(1,979)	2,053
Cash and cash equivalents at beginning of year	10,565	12,544	10,491

Cash and cash equivalents at end of year	$7,601	$10,565	$12,544

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6,817	$7,718	$15,076

Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Unrealized gains (losses) on securities available for sale, net of income tax effect	$1,243	$16	$(1,149)
Transfer of other real estate owned from loans receivable	10,520	4,180	4,674
Dividends declared, not paid	659	88	87

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

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

Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are defined as those amounts included in the balance sheet captions “cash and due from banks” and “interest-bearing deposits in banks.”

Investment Securities— Securities available for sale are carried at fair value and held to maturity securities are carried at amortized cost. The unrealized holding gains or losses on securities available for sale are reported, net of related income tax effects, as accumulated other comprehensive income unless a valuation reserve has been established. Changes in unrealized holding gains or losses are included as a component of other comprehensive income until realized. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in income as realized losses. Gains or losses on sales of securities available for sale are based on the specific identification method.

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

Federal Home Loan Bank Stock—Investment in stock of the Federal Home Loan Bank is required by law of every member. The investment is carried at cost since redemptions of this stock have historically been at par. No ready market exists for the stock, and it has no quoted market value. The stock is presented in other assets. Due to the redemption provisions of the FHLB, the Bank estimates carrying value equals fair value and that it was not impaired at December 31, 2011. The stock had a carrying value of $1.6 million and $2.1 million at December 31, 2011 and 2010, respectively.

Other Real Estate Owned—Assets acquired through, or in lieu of, loan foreclosure are held for sale and initially recorded at the lower of the loan balance or the fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value. Expenses associated with maintaining these properties, are included in other non-interest expense. The provision for real estate losses is included in non-interest expense. Realized gains and losses on disposal of real estate are included in non-interest expense. Foreclosed assets are presented in other real estate owned. As of December 31, 2011, the Company held a variety of properties in other real estate owned, including 1-4 family residential real estate and commercial real estate. These properties are generally held within the Company’s market area.

Income Taxes—The Company utilizes the liability method of computing income taxes. Under the liability method, deferred tax liabilities and assets are established for future tax return effects of the temporary differences between the stated value of assets and liabilities for financial reporting purposes and their tax bases. The focus is on accruing the

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

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

The Company’s policy is to report interest and penalties, if any, in tax expense in the Consolidated Statements of Operations. The Company and its subsidiary each reflect the tax expense or benefit associated with the results of their individual operating results. During 2010, the Internal Revenue Service performed an audit of the Company’s federal tax returns for the years ended 2008 and 2009. Their audit was triggered by the amount of refund received when the Company filed NOL carrybacks to tax years 2006 and 2007 of the tax losses incurred for the years ended December 31, 2008 and 2009. These carrybacks resulted in federal refunds of $1.3 million and $728,000, respectively. The IRS concluded their audit as of February 23, 2011 with the Company paying income tax of $210,000 for the tax year 2006 and $52,000 in alternative minimum tax for tax year 2007. Due to the audits of 2008 and 2009, only the Company’s 2010 and 2011 federal and state income tax returns are open and subject to examination.

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

Losses per share have been computed based on the following:

	Years Ended December 31,
	2011	2010	2009
	(in thousands except for share data)
Net loss applicable to common stock	$(29,185)	$(3,569)	$(3,767)

Average number of common shares outstanding used to calculate basic earnings per share	3,896,428	3,897,174	3,894,314
Additional potential common shares due to stock options and warrants	—	—	—

Average number of common shares outstanding used to calculate diluted earnings per share	3,896,428	3,897,174	3,894,314

The Company had 497,605, 508,605, and 38,538 stock options and warrants that were considered anti-dilutive because the Company incurred net losses for the years ended December 31, 2011, 2010, and 2009, respectively.

Stock Compensation Plans—The Company under generally accepted accounting principles accounts for stock option expense using the modified prospective method. The Company records expense as options are issued.

Advertising Expense—The Company’s policy is to expense advertising cost as incurred.

Comprehensive Income (Loss)—Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section in the balance sheet, such items, along with net income, are components of comprehensive income.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Unrealized holding gains (losses) on available for sale securities	$1,629	$371	$(377)
Reclassification adjustment for (gains) losses realized in net income (loss)	391	(344)	(1,530)

Net unrealized gains (losses)	2,020	27	(1,907)
Tax effect	(777)	(11)	758

Other comprehensive income (loss) net of tax	$1,243	$16	$(1,149)

Reclassifications—In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported cash flows, stockholders’ equity or net loss.

New Accounting Pronouncements—In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not anticipate that the adoption of this statement will materially expand its consolidated financial statement footnote disclosures.

In March 2010, the FASB issued Accounting Standard Update No. 2010-18, Receivables: Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset. The new guidance clarifies that a modification to a loan that is part of a pool of loans that were acquired with deteriorated credit quality should not result in the removal of the loan from the pool. This guidance is effective for any modifications of loans accounted for within a pool in the first interim or annual reporting period ending after July 15, 2010. The adoption of this guidance was not material to the Company’s consolidated financial statements.

In July 2010, the FASB issued Accounting Standard Update No. 2010-20, Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The new guidance requires additional disclosures that will allow users to understand the nature of credit risk inherent in a company's loan portfolios, how that risk is analyzed and assessed in arriving at the allowance for loan and lease losses, and changes and reasons for those changes in the allowance for loan and lease losses. The new disclosures that relate to information as of the end of the reporting period are required as of December 31, 2010. The disclosures related to activity that occurs during a reporting period are effective for reporting periods beginning on or after December 15, 2010, except for the disclosure requirements relating to troubled debt restructurings, which have been indefinitely delayed pending the outcome of the FASB's deliberations related to the definition of a troubled debt restructuring.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

In January 2011, the FASB issued Accounting Standards Update 2011-01, Receivables: Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defers the effective date for interim and annual periods ending after June 15, 2011, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. The deferral in this amendment is effective upon issuance and is not expected to have a significant impact on the Company.

In April 2011, the FASB issued Accounting Standards Update 2011-02, Receivables: A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This update provides additional guidance and amendments to Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: the restructuring constitutes a concession, and the debtor is experiencing financial difficulties. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession, and on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.

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

In April 2011, the FASB issued Accounting Standards Update 2011-03, Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity when all of the listed conditions have been met. The amendments in this Update are effective for public entities for fiscal year, and interim period within those years, beginning after December 15, 2011. The amendments are not expected to have a significant impact on the Company.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments are not expected to have a significant impact on the Company.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income: Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income.

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

The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments are not expected to have a significant impact on the Company.

In December 2011, the FASB issued Accounting Standards Update 2011-12, Comprehensive Income:Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Under the amendments in Update 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in Update 2011-05 require that reclassification adjustments be presented in interim financial periods.

The amendments in this Update supersede changes to those paragraphs in Update 2011-05 that pertain to how, when, and where reclassification adjustments are presented.

The objective of Update 2011-05 was to help financial statement users better understand the causes of an entity’s change in financial position and results of operations. However, it is important that the benefits of improving the usefulness of financial statement information to users of financial statements be justified by the related costs. The Board received more information about the systems challenges for preparers to comply with the presentation requirements for reclassifications out of accumulated other comprehensive income by the effective date since the issuance of Update 2011-05. The information received caused the Board to reassess the costs and benefits of those provisions in Update

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the Board decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments are not expected to have a significant impact on the Company.

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

2. Investment Securities

The amortized cost, estimated fair values and carrying values of the investment securities portfolios are summarized as follows (dollars in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agency securities	$43,131	$1,128	$—	$44,259	$44,259
State and municipal securities	3,433	157	—	3,590	3,590
Corporate securities	963	54	—	1,017	1,017
Mortgage-backed securities	60,415	1,188	32	61,571	61,571

Total investment securities available for sale	107,942	2,527	32	110,437	110,437
Investment securities held to maturity:
Corporate securities	1,967	67	235	1,799	1,967

Total Investment Securities	$109,909	$2,594	$267	$112,236	$112,404

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
Investment securities available for sale:
U.S. Government agency securities	$53,141	$746	$369	$53,518	$53,518
State and municipal securities	3,696	165	2	3,859	3,859
Corporate securities	962	—	22	940	940
Mortgage-backed securities	48,265	355	397	48,223	48,223

Total investment securities available for sale	106,064	1,266	790	106,540	106,540
Investment securities held to maturity:
Corporate securities	3,833	131	239	3,725	3,833

Total Investment Securities	$109,897	$1,397	$1,029	$110,265	$110,373

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2011 is as follows (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Within 1 year	$15,222	$15,325
Over 1 year through 5 years	15,602	16,131
Over 5 years through 10 years	17,707	18,191
Over 10 years	963	1,018

	49,494	50,665
Mortgage backed securities	60,415	61,571

	$109,909	$112,236

The fair values of securities with unrealized losses at December 31, 2011 and 2010 are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2011:
Temporarily impaired securities:
U.S. Government agency securities	$—	$—	$—	$—	$—	$—
State and municipal securities	—	—	—	—	—	—
Mortgage-backed securities	3,071	32	—	—	3,071	32
Corporate securities	—	—	1,000	235	1,000	235

Total	$3,071	$32	$1,000	$235	$4,071	$267

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2010:
Temporarily impaired securities:
U.S. Government agency securities	$17,543	$369	$—	$—	$17,543	$369
State and municipal securities	142	2	—	—	142	2
Mortgage-backed securities	37,139	397	—	—	37,139	397
Corporate securities	939	22	1,000	239	1,939	261

Total	$55,763	$790	$1,000	$239	$56,763	$1,029

Management of the Bank believes all unrealized losses on available for sale securities as of December 31, 2011 represent temporary impairments related to market fluctuations. The unrealized losses on our securities are a nominal portion of the total value of the portfolio. The Bank has no intention of selling these securities before their maturity and has the appropriate sources of liquidity to hold these securities until maturity so that no recognized losses will occur. The Bank believes that the unrealized losses are primarily the result of the interest rate environment and general illiquidity currently in the marketplace for these types of securities.

The Bank had one held to maturity corporate security at December 31, 2011 that had an unrealized loss position of longer than 12 months in duration. The Bank has no intention of selling this security before its maturity and has the appropriate sources of liquidity to hold the security until maturity so that no recognized loss will occur.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

In December 2009, we received notice that the guarantor banking organization of a trust preferred security in which we had invested $1.0 million was exercising its right to defer interest payments to the issuing trust. As a result of this action and the current condition of the organization as of December 2011, we have expensed $397,000 in December 2011 for a total impairment of $1.0 million. In addition to the impairment charge, we have discontinued recognizing income from this investment until such time as the guarantor resumes interest payments to the issuing trust.

The following shows the transactions recorded in the valuation allowance for other-than-temporary impairment of investment securities which is a component of investment securities (dollars in thousands):

Balance December 31, 2010	$603
Additions	397
Deductions	—

Balance December 31, 2011	$1,000

Investment securities with market values of $73.3 million and $65.2 million at December 31, 2011 and 2010, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law. Gross realized gains and losses for the years ended December 31, 2011, 2010, and 2009 are as follows (dollars in thousands):

	December 31,
	2011	2010	2009
	(dollars in thousands)
Realized gains	$6	$457	$2,028
Realized losses	(397)	(113)	(498)

	$(391)	$344	$1,530

3. Loans Receivable

Loans receivable are summarized as follows (dollars in thousands):

	December 31,
	2011	2010
Real estate loans:
Residential, 1-4 family	$78,631	$78,750
Commercial real estate	126,849	161,839
Construction	33,081	35,310
Home equity	29,727	31,465

Total real estate loans	268,288	307,364

Commercial business loans	34,271	51,581
Consumer loans:
Installment	3,490	4,300
Other	1,858	2,908

Total consumer loans	5,348	7,208

Gross loans receivable	307,907	366,153
Allowance for loan losses	(8,101)	(6,863)

Loans, net	$299,806	$359,290

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

The changes in the allowance for loan losses are summarized as follows (dollars in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Beginning balance	$6,863	$8,167	$6,308
Provision for loan losses	17,565	6,441	5,547
Charge-offs	(17,180)	(7,931)	(3,908)
Recoveries	853	186	220

Ending balance	$8,101	$6,863	$8,167

In accordance with accounting principles generally accepted in the United States of America, loans totaling approximately $46.4 million in non-homogenous groups were determined to be impaired as of December 31, 2011 while approximately $35.3 million were determined to be impaired as of December 31, 2010. Specific loan loss reserves of $770,000 and $2.6 million, respectively, were related to these loans as of December 31, 2011 and 2010. These reserves were held against specific loan balances of $23.8 million and $20.9 million for 2011 and 2010, respectively. Income has been recognized on a cash basis on these loans since being placed in impaired status. The average balance invested in impaired loans was approximately $38.2 million and $23.7 million in 2011 and 2010, respectively. All impaired loans as of December 31, 2011 and 2010 have been evaluated to determine whether a specific loan loss reserve is necessary.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

Impaired loans as of December 31, 2011 and 2010, segregated by class of loans, were as follows (dollars in thousands):

	December 31, 2011					December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial—Non Real Estate	$1,533	$2,413	$—	$2,518	$121	$1,888	$2,012	$—	$2,083	$127
Commercial Real Estate
Owner occupied	4,352	8,513	—	9,402	319	6,805	7,755	—	7,778	412
Income producing	4,226	4,634	—	4,677	279	1,694	1,694	—	1,740	63
Multifamily	708	826	—	829	44	—	—	—	—	—
Construction & Development
1—4 Family	387	387	—	393	20	98	100	—	99	8
Other	3,288	3,702	—	3,883	203	1,141	1,192	—	1,247	56
Farmland	—	—	—	—	—	—	—	—	—	—
Residential
Equity Lines	38	39	—	41	2	37	80	—	80	6
1—4 Family	7,920	9,491	—	9,577	563	2,634	2,686	—	2,697	156
Junior Liens	58	73	—	75	6	18	20	—	20	2
Consumer—Non Real Estate
Credit Cards	—	—	—	—	—	—	—	—	—	—
Other	58	58	—	59	4	101	156	—	157	11

Total loans with no allowance	$22,568	$30,136	$—	$31,454	$1,561	$14,416	$15,695	$—	$15,901	$841

With an allowance recorded:
Commercial—Non Real Estate	$2,409	$2,408	$74	$2,482	$105	$2,633	$3,103	$513	$3,138	$149
Commercial Real Estate
Owner occupied	1,836	1,886	64	1,902	119	10,430	10,434	951	10,465	430
Income producing	6,424	6,479	224	6,586	278	2,899	2,899	72	2,924	123
Multifamily	1,282	1,316	68	1,345	31	—	—	—	—	—
Construction & Development
1—4 Family	380	380	9	396	21	1,138	1,138	44	1,138	69
Other	2,920	2,920	91	2,955	130	148	148	—	148	8
Farmland	980	980	—	982	50	—	—	—	—	—
Residential
Equity Lines	—	—	—	—	—	497	497	447	503	21
1—4 Family	7,201	7,212	237	7,265	277	3,117	3,134	516	3,141	142
Junior Liens	398	398	3	469	24	59	60	25	60	1
Consumer—Non Real Estate
Credit Cards	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	—

Total loans with an allowance	$23,830	$23,979	$770	$24,382	$1,035	$20,921	$21,413	$2,568	$21,517	$943

Total:
Commercial—Non Real Estate	$3,942	$4,821	$74	$5,000	$226	$4,521	$5,115	$513	$5,221	$276
Commercial Real Estate	$18,828	$23,654	$356	$24,741	$1,070	$21,828	$22,782	$1,023	$22,907	$1,028
Construction & Development	$7,955	$8,369	$100	$8,609	$424	$2,525	$2,578	$44	$2,632	$141
Residential	$15,615	$17,213	$240	$17,427	$872	$6,362	$6,477	$988	$6,501	$328
Consumer—Non Real Estate	$58	$58	$—	$59	$4	$101	$156	$—	$157	$11

Totals	$46,398	$54,115	$770	$55,836	$2,596	$35,337	$37,108	$2,568	$37,418	$1,784

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. Troubled debt restructurings (TDRs) are a subset of impaired loans and totaled $35.6 million and $22.1 million at December 31, 2011 and 2010.

The following tables illustrate TDR information for the three months and year ended December 31, 2011 (dollars in thousands):

	For the three months ended December 31, 2011			For the year ended December 31, 2011
Troubled Debt Restructuring	Number of Contracts	Pre-Modification Recorded Investment	Post- Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Commercial—Non Real Estate	7	$2,318	$2,318	25	$4,513	$4,513
Commercial—Real Estate	5	3,018	3,018	23	10,161	10,161
Construction & Development	4	3,439	3,439	10	5,750	5,750
Residential	7	2,130	2,130	37	8,817	8,817
Consumer—Non Real Estate	1	48	48	1	48	48

Totals	24	$10,953	$10,953	96	$29,289	$29,289

	Three months ended December 31, 2011		Year ended December 31, 2011
Troubled Debt Restructuring That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commerical—Non Real Estate	—	$—	—	$—
Commerical—Real Estate	—	—	—	—
Construction & Development	—	—	—	—
Residential	3	314	3	314
Consumer—Non Real Estate	—	—	—	—

Totals	3	$314	3	$314

There were 3 loans restructured in the twelve months prior to December 31, 2011 that went into default during the three- or twelve-month period ended December 31, 2011. For the purposes of this report, default is defined as being 90-days past due or on non-accrual status without performance.

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, reclassified to loans held for sale, or foreclosed and sold. Included in the allowance for loan losses at December 31, 2011 was an impairment reserve for TDRs in the amount of $767,000.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

Loans in non-accrual status were approximately $19.1 million and $24.7 million at December 31, 2011 and 2010, respectively. Interest accrued, but not recognized as income on these loans, was approximately $569,000 and $544,000 for the years ended December 31, 2011 and 2010, respectively. Non-accrual loans and an age analysis of past due loans, segregated by class of loans and including TDRs, were as follows (dollars in thousands):

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90-Days Past Due and Still Accruing	Non-accrual Loans
December 31, 2011:
Commercial—Non Real Estate	$785	$559	$429	$1,773	$32,498	$34,271	$—	$1,246
Commercial Real Estate
Owner occupied	319	270	957	1,546	74,706	76,252	—	4,438
Income producing	2,250	—	2,848	5,098	38,896	43,994	—	4,021
Multifamily	59	708	—	767	5,836	6,603	—	708
Construction & Development
1—4 Family	—	—	24	24	3,056	3,080	—	24
Other	—	—	976	976	27,683	28,659	—	1,740
Farmland	—	—	—	—	1,342	1,342	—	—
Residential
Equity Lines	137	99	—	236	29,491	29,727	—	38
1—4 Family	1,442	1,458	2,938	5,838	71,182	77,020	—	6,779
Junior Liens	14	—	19	33	1,578	1,611	—	58
Consumer—Non Real Estate	31	5	—	36	3,454	3,490	—	10
Other	—	—	—	—	1,858	1,858	—	—

Total	$5,037	$3,099	$8,191	$16,327	$291,580	$307,907	$—	$19,062

December 31, 2010:
Commercial—Non Real Estate	$2,250	$148	$1,380	$3,778	$47,803	$51,581	$—	$3,068
Commercial Real Estate
Owner occupied	4,321	—	3,785	8,106	96,100	104,206	—	13,827
Income producing	345	—	1,349	1,694	48,518	50,212	—	1,349
Multifamily	—	—	—	—	7,003	7,003	—	—
Construction & Development
1—4 Family	1,299	1,233	99	2,631	2,968	5,599	—	1,236
Other	286	—	251	537	29,174	29,711	—	1,038
Farmland	—	—	—	—	418	418	—	—
Residential
Equity Lines	503	87	—	590	30,875	31,465	—	432
1—4 Family	2,026	1,697	1,391	5,114	71,693	76,807	—	3,561
Junior Liens	—	—	—	—	1,943	1,943	—	78
Consumer—Non Real Estate	74	1	96	171	4,129	4,300	—	101
Other	—	—	—	—	2,908	2,908	—	—

Total	$11,104	$3,166	$8,351	$22,621	$343,532	$366,153	$—	$24,690

The Bank categorizes loans and leases into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

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

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of December 31, 2011 and 2010, and based on the most recent analysis performed, the risk category of loans and leases is as follows (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss
Internal Risk Rating Grades
December 31, 2011:
Commercial—Non Real Estate	$26,552	$3,606	$3,727	$386	$—
Commercial Real Estate
Owner occupied	54,739	8,547	12,854	112	—
Income producing	29,583	3,604	10,807	—	—
Multifamily	3,820	793	1,990	—	—
Construction & Development
1—4 Family	1,081	1,255	744	—	—
Other	18,191	8,199	1,988	281	—
Farmland	—	362	980	—	—

Totals	$133,966	$26,366	$33,090	$779	$—

Total:
Commercial—Non Real Estate	$26,552	$3,606	$3,727	$386	$—
Commercial Real Estate	$88,142	$12,944	$25,651	$112	$—
Construction & Development	$19,272	$9,816	$3,712	$281	$—

Totals	$133,966	$26,366	$33,090	$779	$—

December 31, 2010:
Commercial—Non Real Estate	$36,269	$9,381	$5,625	$306	$—
Commercial Real Estate
Owner occupied	65,512	17,632	21,062	—	—
Income producing	36,450	9,169	4,593	—	—
Multifamily	4,646	1,524	833	—	—
Construction & Development
1—4 Family	2,996	1,125	1,478	—	—
Other	25,169	2,939	1,402	201	—
Farmland	418	—	—	—	—

Totals	$171,460	$41,770	$34,993	$507	$—

Total:
Commercial—Non Real Estate	$36,269	$9,381	$5,625	$306	$—
Commercial Real Estate	$106,608	$28,325	$26,488	$—	$—
Construction & Development	$28,583	$4,064	$2,880	$201	$—

Totals	$171,460	$41,770	$34,993	$507	$—

All consumer-related loans, including residential real estate and non-real estate are evaluated and monitored based upon payment activity. Once a consumer related loan becomes past due on a recurring basis, the Company will pull that loan out of the homogenized pool and evaluate it individually for impairment. At this time, the consumer-related loan may

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

be placed on the Company’s internal watch list and risk rated either special mention or substandard, depending upon the individual circumstances. Consumer related loans at December 31, 2011 and 2010, segregated by class of loans, were as follows (dollars in thousands):

	December 31, 2011		December 31, 2010
	Performing	Non-Performing	Performing	Non-Performing
Risk Based on Payment Activity
Residential
Equity Lines	$29,689	$38	$31,069	$396
1 - 4 Family	73,427	3,593	73,682	3,125
Junior Liens	1,592	19	1,866	77
Consumer - Non Real Estate
Credit Cards	0	0	0	0
Other	3,480	10	4,294	6

Totals	$108,188	$3,660	$110,911	$3,604

Total:
Residential	$104,708	$3,650	$106,617	$3,598
Consumer - Non Real Estate	$3,480	$10	$4,294	$6

Totals	$108,188	$3,660	$110,911	$3,604

Directors and officers of the Bank and companies with which they are affiliated are customers of the Bank in the ordinary course of business and are considered “insiders.” Outstanding balances for term loans and lines of credit to insiders as of December 31, 2011 and 2010 were approximately $3.1 and $8.5 million, respectively.

The following table summarizes the Bank’s loan transactions with insiders for the year ended December 31, 2011 (dollars in thousands):

Balance, December 31, 2010	$8,534
Originations	—
Advances	67
Repayments and participations sold	(275)
Insider turnover	(5,177)

Balance, December 31, 2011	$3,149

Available lines of credit that can be drawn upon by insiders totaled $323,000 as of December 31, 2011.

4. Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans.

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

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

Changes in the allowance for loan losses by segment are as follows (dollars in thousands):

	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance
December 31, 2011:
Commercial—Non Real Estate	$2,252	$(5,310)	$470	$4,835	$2,247
Commercial Real Estate			.
Owner occupied	1,055	(5,929)	92	6,576	1,794
Income producing	99	(1,292)	9	1,731	547
Multifamily	—	(118)	—	198	80
Construction & Development
1 - 4 Family	181	(212)	32	57	58
Other	486	(1,044)	113	1,106	661
Farmland	—	—	—	—	—
Residential
Equity Lines	459	(768)	4	584	279
1 - 4 Family	1,078	(2,357)	114	2,333	1,168
Consumer—Non Real Estate	161	(150)	19	113	143
Unallocated	1,092	—	—	32	1,124

Total	$6,863	$(17,180)	$853	$17,565	$8,101

	Individually Evaluated for Impairment
	December 31, 2011		December 31, 2010
	Allowance	Total Loans	Allowance	Total Loans
Commercial—Non Real Estate	$74	$5,451	$513	$4,580
Commercial Real Estate
Owner occupied	64	6,188	951	17,235
Income producing	224	10,650	72	4,593
Multifamily	68	1,990	—	—
Construction & Development
1 - 4 Family	9	1,668	44	1,236
Other	91	5,307	25	1,288
Farmland	—	—	—	—
Residential
Equity Lines	—	38	447	534
1 - 4 Family	240	15,048	516	5,770
Consumer—Non Real Estate	—	58	—	101
Unallocated	—	—	—	—

Total	$770	$46,398	$2,568	$35,337

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

	Collectively Evaluated for Impairment
	December 31, 2011		December 31, 2010
	Allowance	Total Loans	Allowance	Total Loans
Commercial—Non Real Estate	$2,173	$28,820	$1,739	$47,001
Commercial Real Estate
Owner occupied	1,730	70,064	104	86,971
Income producing	323	33,344	27	45,619
Multifamily	12	4,613	—	7,003
Construction & Development
1 - 4 Family	49	1,412	137	4,363
Other	570	23,352	461	28,423
Farmland	—	1,342	—	418
Residential
Equity Lines	279	29,689	12	30,931
1 - 4 Family	928	63,583	562	72,980
Consumer—Non Real Estate	143	3,432	161	4,199
Unallocated	1,124	1,858	1,092	2,908

Total	$7,331	$261,509	$4,295	$330,816

5. Premises and Equipment

Premises and equipment are summarized as follows (dollars in thousands):

	December 31,
	2011	2010
Land	$1,826	$1,826
Buildings	10,260	10,260
Leasehold improvements	776	776
Furniture, fixtures and equipment	5,774	5,691

	18,636	18,553
Less, accumulated depreciation	6,407	5,447

	$12,229	$13,106

The Bank has entered into non-cancelable lease agreements for certain branch facilities. The leases expire through December 2017 and contain various renewal options. For the years ended December 31, 2011, 2010, and 2009, rental expense was approximately $277,000, $275,000, and $275,000, respectively.

The approximate minimum future lease payments are as follows (dollars in thousands):

2012	$288
2013	259
2014	259
2015	259
2016	259
Thereafter	17

$1,341

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

6. Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $152.5 million and $147.4 million at December 31, 2011 and 2010, respectively.

Contractual maturities of time deposits are summarized as follows (dollars in thousands):

	December 31,
	2011	2010
12 months or less	$153,834	$177,102
1-3 years	80,144	54,340
Thereafter	4,587	2,070

	$238,565	$233,512

At December 31, 2011 and 2010, the Company had $42.7 million and $73.0 million, respectively, in brokered certificates of deposit.

7. Federal Home Loan Bank Advances

The Bank had total advances from the Federal Home Loan Bank (“FHLB”) of $0 and $22.0 million at December 31, 2011 and 2010, respectively. The advances at December 31, 2010 were secured by certain of the Bank’s qualifying real estate loans. The weighted average interest rate on the advances was 1.92% at December 31, 2010.

The Bank has total remaining credit availability through the FHLB of approximately $75.8 million; however, FHLB advances can only be obtained on a secured basis. As of December 31, 2011, the Bank had pledged its FHLB stock and certain qualifying real estate loans as collateral to secure approximately $14.6 million in immediate availability.

8. Federal Funds Purchased and Repurchase Agreements

The Bank had no federal funds purchased outstanding at December 31, 2011 and 2010. The Bank had $45.4 million outstanding in securities sold under agreements to repurchase at December 31, 2011 and $45.6 million in outstanding balances at December 31, 2010. A total of $45.0 million of these borrowings relate to two term repurchase agreements entered into during 2008. The following table contains certain pertinent information with respect to these two agreements at December 31, 2011 (dollars in thousands):

	Outstanding Principal Balance	Annual Effective Interest Rate	Final Maturity Date	Beginning Quarterly Call Dates	Collateral Requirement
Agreement dated 7/8/2008	$25,000	4.79%	7/8/2018	7/8/2013	$8,771
Agreement dated 8/20/2008	20,000	3.78	8/20/2015	8/20/2011	4,640

Total	$45,000	4.38%			$13,411

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

The remaining repurchase agreements were primarily overnight transactions offered as a cash management service to business customers. A summary of selected data related to federal funds purchased and securities sold under overnight agreements to repurchase follows (dollars in thousands):

	At or for the year ended December 31,
	2011	2010	2009
Maximum amount outstanding at any month-end during the year	$812	$1,593	$2,558
Balance outstanding at end of year	381	603	1,682
Average outstanding balance during the year	478	844	1,790
Average interest rate during the year	0.10%	0.16%	0.68%
Average interest rate at end of year (1)	0.10	0.13	0.53

(1)	Average rate for month of December

9. Subordinated Debt

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

10. Income Taxes

The components of income tax expense (benefit) are as follows (dollars in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Current tax expense (benefit)
Federal	$—	$—	$(622)
State	—	18	—

	—	18	(622)

Deferred tax expense (benefit)
Federal	(7,900)	(1,663)	(1,351)
State	(219)	(18)	5
Deferred tax asset valuation adjustment	12,662	—	—

	4,543	(1,681)	(1,346)

Total income tax expense (benefit)	$4,543	$(1,663)	$(1,968)

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

The Company and its subsidiary each reflect the tax expense or benefit associated with the results of their individual operating results. The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% are reconciled as follows (dollars in thousands):

	2011	2010	2009
Computed income tax expense (benefit)	$(8,061)	(1,468)	(1,733)
Changes resulting from:
State tax expense (benefit), net of federal benefit	(1,080)	(197)	3
Non-taxable income	(202)	(112)	(266)
Deferred tax asset valuation adjustment	12,662	—	—
Other	1,224	114	28

Actual income tax expense (benefit)	$4,543	(1,663)	(1,968)

The components of deferred income taxes are as follows (dollars in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$3,123	$2,535
Accrued expenses	192	177
Accrued income	220	210
Reserve for other real estate valuation	885	983
State net economic loss carryovers	164	164
Federal net operating loss carryovers	9,713	1,971

Total deferred tax assets	14,297	6,040
Less valuation allowance	(12,662)	—

Net deferred tax assets	1,635	6,040

Deferred tax liabilities:
Depreciation and amortization	325	430
Prepaid expenses	343	297
Securities	942	166
Other	25	24

Net deferred tax liabilites	1,635	917

Net deferred tax asset	$—	$5,123

Management has established a deferred tax asset valuation allowance as of December 31, 2011 of $12,662. There was no valuation allowance as of December 31, 2010. Although the Company has shown sufficient positive evidence and appears to have ample resources to remain viable into the future in order to utilize these benefits, we believe current overall credit trends, as well as actual and forecasted performance, raise significant concern over the ability of the Company to realize the components of its deferred tax assets relating to net operating losses and the allowances for losses on loans and OREO. Income tax expense (benefit) contains no interest or penalty amounts for the years ended December 31, 2011, 2010, or 2009.

The 2011 state net economic loss of approximately $22.7 million must be carried forward to future years. The Company has approximately $34.0 million in total state net economic loss carryovers which will expire between 2013 and 2016 if not previously utilized. The Company’s 2011 federal net operating loss of approximately $22.8 million may be carried forward for up to 20 years, if not previously utilized. The Company has approximately $28.6 million in total federal net operating loss carryovers which will expire between 2029 and 2031 if not previously utilized.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

11. Regulatory Matters

Dividends

The Company’s dividend payments, if any, will be made from dividends received from the Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits (retained earnings) as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Bank. The Company’s ability to pay dividends is currently restricted by the terms of a consent order issued by the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks and a written agreement between the Company and the Federal Reserve Bank of Richmond. See “Other Regulatory Restrictions” below.

Dividends paid on the Company’s preferred stock issued to the U.S. Treasury pursuant to the TARP Capital Purchase Program reduces the net income available to common stockholders and earnings per common share. The Company began deferring dividend payments on its preferred stock issued to the U.S. Treasury in February 2011. The preferred stock also would receive preferential treatment in the event of liquidation, dissolution or winding up of the Company. Additionally, the ownership interest of existing common stockholders will be diluted to the extent the warrant issued to the U.S. Treasury in conjunction with the issuance of preferred stock is exercised.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. As described below, the Bank is subject to a consent order issued by the FDIC and the North Carolina Commissioner of Banks. The consent order requires that the Bank maintain capital levels in excess of normal statutory minimums. See “Other Regulatory Restrictions” below.

Intercompany transactions

Restrictions on loans by the Bank to the Company are imposed by Federal Reserve Act Sections 23A and 23B, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its parent or other affiliate, if the loan is secured and so long as certain safety and soundness requirements and market terms requirements are met. If collateral is in the form of stocks, or other real or personal property, it must have a market value when the loan is made of at least 30% more than the amount of the loan; if the collateral is in the form of debt instruments, it must have a market value when the loan is made of at least 20% more than the amount of the loan; and if the collateral is in the form of obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers' acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $2.1 million at December 31, 2011. No 23A transactions existed at December 31, 2011 or 2010.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

Other Regulatory Restrictions

As noted above, Banking Regulators generally have the ability to require more stringent standards than those otherwise set forth in the regulations. The Bank is subject to a consent order issued by the FDIC and the North Carolina Commissioner of Banks and the Company is party to a written agreement with the Federal Reserve Bank of Richmond. The consent order requires that the Bank maintain capital levels in excess of normal statutory minimums, including a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 10%, and to take various other actions designed to improve the Bank’s lending procedures and various other conditions related to the Bank’s operations, and of the Company and the Bank to seek the approval of their respective regulators prior to the payment of any cash dividend. The Company’s Board agreed to take steps necessary to ensure the Bank’s compliance with its above agreement and, without the approval of its regulator, to not incur additional debt or issue hybrid-capital instruments, or use cash assets other than for the benefit of the Bank, investment in short term, liquid assets or payment of normal expenses.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as undercapitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain the minimum capital ratios. The Bank’s actual capital amounts (in thousands) and ratios and minimum requirements are set forth in the table below:

	Actual Capital		Capital needed to meet Regulatory Guidelines
	Ratio	Amount	Minimum	Well- Capitalized
As of December 31, 2011:
Total Capital (to Risk Weighted Assets):
Bank of the Carolinas	6.92%	$25,084	$28,982	$36,227
Bank of the Carolinas Corporation Consolidated	6.83	24,753	28,985	36,232
Tier 1 Capital (to Risk Weighted Assets):
Bank of the Carolinas	5.66	20,512	14,491	21,736
Bank of the Carolinas Corporation Consolidated	4.82	17,480	14,493	21,739
Tier I Leverage Capital (to Fourth Quarter Average Assets):
Bank of the Carolinas*	4.09	20,512	20,052	25,065
Bank of the Carolinas Corporation Consolidated	3.48	17,480	20,070	25,087
As of December 31, 2010:
Total Capital (to Risk Weighted Assets):
Bank of the Carolinas	11.35%	$48,716	$34,341	$42,926
Bank of the Carolinas Corporation Consolidated	11.51	49,420	34,347	42,934
Tier 1 Capital (to Risk Weighted Assets):
Bank of the Carolinas	10.09	43,331	17,170	25,756
Bank of the Carolinas Corporation Consolidated	9.63	41,335	17,174	25,760
Tier I Leverage Capital (to Fourth Quarter Average Assets):
Bank of the Carolinas*	8.17	43,331	21,228	26,534
Bank of the Carolinas Corporation Consolidated	7.79	41,335	21,230	26,538

*	As previously described the Company's Board of Directors agreed to maintain the Bank's Leverage Capital Ratio of 8.0% which is above the minimum level required by regulatory capital guidelines.

12. Employee Benefit Plan

The Bank has a 401(k) Plan to benefit employees. Employees that meet certain age and service requirements may participate in the Plan. Employees may contribute up to 75 percent of their compensation subject to certain limits based on federal tax laws. The Bank may make contributions to the Plan as determined by the Bank’s Board of Directors. For the years ended December 31, 2011, 2010, and 2009, expense attributable to the Plan amounted to approximately $0, $0, and $33,000, respectively.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

13. Commitments and Contingencies

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

The Bank had outstanding commitments to originate commercial and construction loans of approximately $29.0 million at December 31, 2011. These commitments were composed of variable rate loans, with interest rates based upon the prime rate. The commitments included various maturity terms with balloon payments due between one to five years.

The following summarizes the Bank’s approximate remaining available balance to customers under commitments to fund lines of credit at December 31, 2011 (in thousands):

Unfunded Commitments
Unfunded loan commitments	$29,013
Standby letter of credits	2,477

$31,490

14. Employment and Change of Control Agreements

The Company has entered into an employment agreement with a key employee. The employment agreement provides for a rolling three-year term. In the most circumstances, commencing on the first anniversary date and continuing each anniversary date thereafter, the agreement automatically extends for an additional year so that the remaining terms shall remain three years. The agreement provides for severance payments and other benefits in the event of involuntary termination of employment in connection with any change in control of the Company or the Bank. A severance payment will also generally be provided on a similar basis in connection with voluntary termination of employment where, subsequent to a change in control, the officer is assigned duties inconsistent with his position, duties, responsibilities and status immediately prior to such change in control. The severance payments are defined in the agreement, but in no case exceed 2.99 times the executive officer’s annual base salary in effect at the time the change in control becomes effective or as in effect at the time the officer’s termination becomes effective, whichever is greater. The employment agreement provides for termination by the Company for just cause at any time. The Company has not accrued any benefits under this post-employment agreement.

15. Stockholders’ Equity

Preferred Stock

The Company has 3 million shares of preferred stock authorized. At December 31, 2011, there were 13,179 shares of preferred stock issued and outstanding with a $1,000 per share liquidation preference. All of the shares were issued on April 17, 2009, in connection with the U.S. Treasury’s TARP Capital Purchase Program. In February 2011, the Company notified the U.S. Treasury of its intent to defer the payment of its regular quarterly cash dividend on its Series A Preferred Stock.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

Common Stock

The Company has 15 million shares of $5 par value common stock authorized. There were 3,895,840 and 3,897,174 shares of common stock outstanding at December 31, 2011 and 2010, respectively.

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

The Company granted 0, 0, and 8,000 options during the years ended December 31, 2011, 2010, and 2009, respectively. The options were granted with a weighted average fair market value of $5.25 per share. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.

The Company also granted 6,000 shares of restricted stock grants during 2008. These grants were granted with a weighted average fair value of $5.25. The weighted average period over which awards are expected to be recognized is 0.48 years. The restricted stock grants were granted using the same fair value assumptions as the option grants during the year. The restricted stock grant agreements are based upon continued employment with the Company and carry no performance provisions in order to receive the shares at the end of the vesting schedule. The shares will vest equally over a three year period. There was a forfeiture of 1,333 shares in 2011.

Stock based compensation benefit was $8,000 in 2011 and expense was $2,000 and $9,000 in 2010 and 2009, respectively. All stock based awards are vested and all expense has been recognized at December 31, 2011.

Accounting principles generally accepted in the United States of America require the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (“excess tax benefits”) to be classified as financing cash flows. There were no excess tax benefits classified as a financing cash inflow for the years ended December 31, 2011, 2010, and 2009. There were no options exercised in 2011. There was a forfeiture of 11,000 options in 2011.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

A summary of the status of the Company’s stock options and stock awards as well as the warrants issued to the U.S. Treasury as of December 31, 2011 and changes during the year then ended is presented below:

For the Year ended December 31, 2011
Stock Options and Warrants			Restricted Stock Awards
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Grant Date Fair Value
Options outstanding at beginning of year	33,400	$7.31	Outstanding at beginning of year	6,000	$5.25
Options granted	—	—	Granted	—	—
Options exercised	—	—	Forfeited	(1,333)	5.25

Options forfeited	(11,000)	5.25	Outstanding at end of year	4,667	$5.25

Options expired	—	—

Options outstanding at end of year	22,400	8.32
Warrants issued and outstanding at end of year	475,204	4.16

Total Options and warrants outstanding at end of year	497,604	$4.35

At December 31, 2011
Stock Options and Warrants Outstanding					Stock Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
4.06-5.99	12,000	6.81 years	$5.25	—	12,000	$5.25	—
6.00-16.90	10,400	2.76 years	11.86	—	10,400	11.86	—

Total Options	22,400	4.93 years	8.32	—	22,400	8.32	—
Total Warrants	475,204	7.29 years	4.16	(1,130)	475,204	4.16	(1,130)

Total Options and warrants	497,604	7.19 years	$4.35	$(1,130)	497,604	$4.35	$(1,130)

16. Fair Value of Financial Instruments

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

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

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

Repurchase Agreements— The Bank established two term repurchase agreements during 2008. These agreements are collateralized by securities held in our portfolio. The fair value amount for these agreements is based on the repurchase price and agreed upon terms.

Other Borrowings— Other borrowings includes federal funds purchased as well as repurchase agreements, trust preferred securities and subordinated debt. The carrying amounts approximate the fair value of these assets.

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

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

The approximate carrying and estimated fair values of financial instruments are summarized below (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$7,601	$7,601	$10,565	$10,565
Federal funds sold	28,165	28,165	9,330	9,330
Investment securities	112,404	112,236	110,373	110,265
Loans receivable, net	299,806	301,322	359,290	357,952
Bank owned life insurance	10,732	10,732	10,371	10,371
Other assets	6,506	6,506	8,498	8,498

Financial liabilities:
Deposits:
Demand, Savings, and Money Market	177,648	177,648	182,657	182,657
Time	238,565	239,542	233,512	234,236
Other borrowings	53,236	53,236	75,458	82,288
Other liabilities	2,485	2,485	1,639	1,639

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

	Total at 12/31/2011	Level 1	Level 2	Level 3
	(in thousands)
Assets valued on a recurring basis
Investment securities:
U.S. Government agency	$44,259	$—	$44,259	$—
State and municipals	3,590	—	3,590	—
Corporate	1,017	—	1,017	—
Mortgage-backed	61,571	—	61,571	—
Assets valued on a non-recurring basis
Impaired loans	45,628	—	45,628	—
Other real estate owned	8,524	—	8,524	—

Total	$164,589	$—	$164,589	$—

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

	Total at 12/31/2010	Level 1	Level 2	Level 3
	(in thousands)
Assets valued on a recurring basis
Investment securities:
U.S. Government agency	$53,518	$—	$53,518	$—
State and municipals	3,859	—	3,859	—
Corporate	940	—	940	—
Mortgage-backed	48,223	—	48,223	—
Assets valued on a non-recurring basis
Impaired loans	32,769	—	32,769	—
Other real estate owned	8,314	—	8,314	—

Total	$147,623	$—	$147,623	$—

17. Parent Company Financial Information

The condensed balance sheets for 2011 and 2010, and the condensed statements of operations and cash flows for the parent company as of and for the years ended December 31, 2011, 2010, and 2009 are presented below (in thousands):

Condensed Balance Sheets

	2011	2010
Assets
Cash	$583	$728
Investment in wholly owned subsidiary	22,065	48,319
Other assets	201	617

Total Assets	$22,849	$49,664

Liabilities and Stockholder’s equity:
Borrowings	$7,855	$7,855
Other liabilities	961	105
Stockholder's Equity	14,033	41,704

Total Liabilities and Stockholder’s Equity	$22,849	$49,664

Condensed Statements of Operations

	2011	2010	2009
Dividends from subsidiary	$—	$—	$—
Interest on deposits in other banks	5	10	79
Other income	—	1	—

Total operating income	5	11	79

Loss on sale of securities	—	—	—
Interest expense on borrowed funds	278	277	311
Other	99	113	102
Equity in undistributed loss of subsidiary	27,497	2,402	2,903

Total operating expense	27,874	2,792	3,316

Loss before taxes	(27,869)	(2,781)	(3,237)
Income tax expense (benefit)	382	(126)	(107)

Net loss	(28,251)	(2,655)	(3,130)
Preferred stock dividends and accretion	(934)	(914)	(637)

Net loss available to common shareholders	$(29,185)	$(3,569)	$(3,767)

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

Condensed Statements of Cash Flows

	2011	2010	2009
Cash Flows from Operating Activities:
Net loss	$(28,251)	$(2,655)	$(3,130)
Equity in undistributed net loss of subsidiary	27,497	2,402	2,903
Change in other assets	612	(91)	9
Change in other liabilities	(3)	9	15

Net cash used by operating activities	(145)	(335)	(203)

Cash Flows from Investing Activities:
Investment in subsidiary	—	(250)	(10,800)

Cash Flows from Financing Activities:
Issuance of preferred stock	—	—	13,179
Cash dividends paid on preferred stock	—	(659)	(381)
Cost of issuing preferred stock	—	—	(46)
Cash dividends paid on common stock	—	—	(195)

Net cash provided (used) by financing activities	—	(659)	12,557

Net increase (decrease) in cash and cash equivalents	(145)	(1,244)	1,554
Cash and cash equivalents at beginning of year	728	1,972	418

Cash and cash equivalents at end of year	$583	$728	$1,972

18. Subsequent Events

Subsequent to December 31, 2011, the Company received a Staff Determination notice from the NASDAQ Stock Market, stating that it was not in compliance with the requirements for continued listing pursuant to NASDAQ Marketplace Rule 5450(b)(1)(C), which requires that companies listed on the NASDAQ Global Market maintain a market value of publicly held shares of at least $5,000,000. As a result, as of March 5, 2012, the Company’s common stock was suspended from trading on the NASDAQ Global Market and subsequently delisted. Following the trading suspension, the Company’s common stock began quotation on the OTCQB marketplace operated by OTC Markets Group Inc.

19. Going Concern Considerations and Management’s Plans and Intentions

Going Concern Considerations

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In making this assessment, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of December 31, 2011. The Company has had a history of profitable operations prior to 2008 and sufficient sources of liquidity to meet its short-term and long-term funding needs.

The effects of the current economic environment are being felt across many industries, with financial services and real estate being particularly hard-hit, and have been particularly severe during the last 36 months. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, including residential construction and development loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets has increased substantially during 2010 and 2011. The significant losses in 2009, 2010, and 2011, which were primarily related to credit losses and the valuation allowance on deferred tax asset, reduced the Company’s capital levels. In order to again become well capitalized under federal banking agencies’ guidelines, management believes that the Company will need to

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

raise additional capital to recapitalize the Bank and to absorb the potential future credit losses associated with the disposition of its nonperforming assets. Accordingly, management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity in public or private offerings. Management is actively evaluating a number of potential capital sources, asset reductions, and other balance sheet management strategies with the goal of increasing its level of regulatory capital to support its balance sheet long-term. Management is currently reducing and otherwise restructuring its balance sheet to improve capital ratios.

Current market conditions for banking institutions, the overall uncertainty in financial markets, and a depressed stock price are significant barriers to the success of any plan to issue additional equity in public or private offerings. An equity financing transaction would result in substantial dilution to the Company's current stockholders and could adversely affect the market price of the Company's common stock. There can be no assurance as to whether these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, due to existing regulatory restrictions on cash payments and dividends between the Bank and the holding company, the Company may be unable to discharge its liabilities in the normal course of business. There can be no assurance that the Company will be successful in any efforts to raise additional capital during 2012.

Both the Company and the Bank actively manage liquidity and cash flow needs. The Bank is prohibited from declaring or paying dividends without prior approval of the FDIC or the Commissioner and the Company is prohibited from declaring or paying dividends without the prior approval from the Federal Reserve. Even if these requirements were not in place, the Company does not intend to declare or pay dividends to shareholders at any time in the foreseeable future. At December 31, 2011, the Company had $7.6 million of cash and cash equivalents. The Company has no long-term debt maturing in 2012 or 2013.

Based on current capital levels and continued operating losses management believes the Company will require additional capital to be able to remain viable. Management has implemented various strategies to provide this needed capital. In spite of management’s best efforts, there is no guarantee management will be successful in raising the additional capital. The accompanying consolidated financial statements for the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability or classification of assets.

Management’s Plans and Intentions

The Company incurred significant net losses in 2009 and 2010, which have continued in 2011, primarily from the higher provisions for loan losses due to the significant level of nonperforming assets and increases in foreclosed real estate. The FDIC and the Commissioner issued the Consent Order in April 2011. The Company entered into a written agreement with the FRB in August 2011. The Company’s independent registered public accounting firm issued a report with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2011, which contained an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The following strategies to improve the Company’s financial condition have been or are being implemented:

Deferring Preferred Stock and Trust Preferred Securities Payments – The Company began deferring the payment of cash dividends on its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, beginning in February 2011, as well as the payment of interest on the outstanding junior subordinated notes related to its trust preferred securities to enhance the Company’s liquidity. The expense associated with trust preferred securities continues to accrue and is reflected in the Company’s Consolidated Statements of Operations. The dividends on preferred stock are shown as an increase to net loss to derive net loss to common shareholders in the Consolidated Statements of Operations.

Balance Sheet Reduction – Management currently is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At December 31, 2011, risk-weighted assets had been reduced by $67.0 million since December 31, 2010. Reductions occurred primarily in the commercial loan portfolio. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements, Continued

majority of asset reductions, liabilities declined primarily through reductions in other borrowings by $22.0 million. Because asset reductions exceeded liability reductions in the twelve months ending December 31, 2011, cash balances and temporary investments increased by $15.9 million.

Earnings – In June 2011, the Bank retired $10.0 million in FHLB advances and paid an early redemption penalty of $273,000 to the FHLB for the retirement of these advances. In November 2011, the Bank retired an additional advance of $10.0 million due to the FHLB and paid an early redemption penalty of $7,000. The advances had a remaining average life of 1.0 year and an average interest rate of 1.21%. The Bank is prohibited from accepting or rolling over any brokered certificates of deposits. Since April 2011, the brokered certificates of deposit had maturities ranging from 2 months to 27 months with interest rates ranging from 0.75% to 2.40%. As these matured and continue to mature, the Bank replaced and will continue to replace these funds with institutional certificates of deposit with average interest rates of 0.55%. As a result of these changes, the interest expense savings during 2012 will have a positive impact on net interest margin.

Additional Capital – The Company has engaged investment banking firms and is working to secure investors in a capital raise plan that may include issuing common stock, preferred stock or a combination of both, debt, or other financing alternatives that may be treated as capital for capital adequacy ratio purposes. Currently, the Company is working diligently to raise additional capital in the next few months; however, there are no assurances that an offering will be completed or that the Company will succeed in this endeavor. In addition, a transaction would more likely than not involve equity financing, resulting in substantial dilution to current shareholders and an adverse affect on the price of the Company’s common stock. The Company’s ability to raise capital is contingent on the current capital markets and on its financial performance. Available capital markets are not currently favorable, and the Company cannot be certain of its ability to raise capital on any terms.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in accordance with Exchange Act Rule 13a-15(b). Based upon their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the Company is able to record, process, summarize, and report in a timely manner the information required to be disclosed in reports the Company files under the Exchange Act.

The Company’s Management’s Report on Internal Control Over Financial Reporting appears below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under supervision of the Company’s Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the above evaluation of the Company’s disclosure controls and procedures, no change in the Company’s internal control over financial reporting was identified that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name and Age	Positions With Us and the Bank (1)	Year First Elected (2)	Principal Occupation and Business Experience
Jerry W. Anderson (72)	Director	1998	Partner, Anderson Aggregates, LLC (land clearing) since 1999; previously, President, Anderson Chip & Pulpwood, Inc., from 1986 until its merger with Anderson Aggregates in 1999
Alan M. Bailey (71)	Director	1998	Private investor; previously, owner and operator, 801 Shell Service (gasoline station)
John A. Drye (48)	Director	2002	Partner, Central Carolina Insurance Agency (general insurance agency)
John W. Googe (86)	Director	2001	President and Chief Executive Officer, Flex-Pay Business Services, Inc. (payroll services); Director, Flight Op (aircraft charter) (2008-present); Manager, Coliseum Drive Association (real estate) (2005-present); Manager, Southeastern Pension Co. (pension record keeping) (2009-present)
Henry H. Land (69)	Director	2002	Retired; previously, Partner, McClary, Stocks, Smith, Land & Campbell, P.A., Certified Public Accountants (1988-2006)
Grady L. McClamrock, Jr. (59)	Director	2001	Attorney; owner, Grady L. McClamrock, Jr., J.D., P.A. (law firm)
Lynne Scott Safrit (53)	Director	2002	President, North American Commercial Operations, Castle & Cooke, Inc. (property management and development)
Francis W. Slate (89)	Director; Chairman of the Board of Directors	1998	Mayor, Town of Mocksville; retired General Surgeon, Mocksville Surgical Associates, P.A.
Stephen R. Talbert (66)	Director; Vice Chairman of the Board of Directors; President and Chief Executive Officer	2002	Our executive officer(3)

(1)	Members of certain committees of our Board are as follows:

Audit Committee	Corporate Governance Committee	Risk Oversight Committee	Executive Committee
Henry H. Land - Chairman	John A. Drye - Chairman	John W. Googe - Chairman	Francis W. Slate - Chairman
Jerry W. Anderson	Alan M. Bailey	John A. Drye	John W. Googe
Alan M. Bailey	John W. Googe	Henry H. Land	Henry H. Land
Lynne Scott Safrit	Grady L. McClamrock, Jr.	Lynne Scott Safrit	Grady L. McClamrock, Jr.
Francis W. Slate		Stephen R. Talbert	Stephen R. Talbert

(2)	“Year first elected” refers to the year in which each individual first became a director of the Bank. Each nominee first became our director at the time we were incorporated during 2006 as the Bank’s holding company. Messrs. Drye, Land and Talbert and Ms. Safrit previously served as directors of BOC Financial Corp and were appointed as directors of the Bank following our merger with that company on December 31, 2001.
(3)	Information regarding Mr. Talbert’s business experience is included in his listing below under the heading “Executive Officers.”

Factors Bearing on Qualifications of Directors

The experience, qualifications, attributes, skills and other factors that leads our Board to conclude that each of our directors listed in the table above should serve, or continue to serve, as a director are described below.

Jerry W. Anderson

•	Understanding of our culture, values and goals from service as our director since 1998

•	Management and business experience through ownership and operation of Anderson Aggregates for over 40 years

•	Board experience for 25 years with Energy United

•	Active in civic clubs in Davie County

•	Understanding of the banking and financial needs of small business owners through personal experience operating a business for over 43 years

Alan M. Bailey

•	Understanding of our culture, values and goals from service as our director since 1998

•	Management and business experience through ownership and operation of 801 Shell Service and Bailey’s Auto Sales for over 30 years

•	Graduate of NC Bank Directors’ College

•	Respected in the Davie County business community as his family has been in business for over 100 years

•	Understanding of the banking and financial needs of small business owners through personal experience operating a business for over 30 years

John A. Drye

•	Understanding of our culture, values and goals from service as our director since 2002

•	Has previous banking experience through service as a director of BOC Financial Corp and the former Bank of the Carolinas from 1993 until their merger with the Bank in 2001

•	Management and business experience in the insurance industry as partner in a property and casualty insurance agency for over 20 years

•	Received MBA degree from the University of Georgia, with a concentration in finance and risk management (1988)

•	Active involvement in church and civic clubs of Rowan County

•	Understanding of the banking and financial needs of small businesses through his experience providing insurance services to small businesses and his personal experience operating a business

John W. Googe

•	Understanding of our culture, values and goals from service as our director since 2001

•	Has previous public company experience, having served as President and Chief Operating Officer of one company and as a director of other companies

•	Management and business experience through organization and sale of 18 different companies

•	Understanding of the banking and financial needs of businesses in different industries through his prior business experience

Henry H. Land

•	Understanding of our culture, values and goals from service as our director since 2002

•	Has previous banking experience through service as a director of BOC Financial Corp and the former Bank of the Carolinas from 1986 until their merger with the Bank in 2001

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

•	Member of the Catawba College Business Hall of Fame

•	Understanding of the banking and financial needs of small and mid-size businesses in our market area

Francis W. Slate

•	Understanding of our culture, values and goals from service as our director since 1998

•	Over 32 years experience in healthcare as a General Surgeon

•	Active in medical community and as a community leader, serving as Davie County Commissioner for 12 years, Mocksville Town Commissioner for 10 years, and Mayor of Mocksville for 14 years

•	Understanding of the banking and financial needs of small and mid-size businesses in our market area through experience in community and civic affairs

Stephen R. Talbert

•	Understanding of our culture, values and goals from service as an officer of the Bank and our Vice Chairman since 2002

•

Has a total of 40 years of banking experience, including his previous service as President and Chief Executive Officer of BOC Financial Corp and the former Bank of the Carolinas from 1986 until their merger with the Bank in 2001

•

Active in local community through service on various boards, including Rowan County Chamber of Commerce, NorthEast Medical Center Foundation, Trinity Lutheran Church, and the Catawba College Board of Visitors

•	Understanding of the banking and financial needs of small and mid-size businesses in our market area through prior banking experience

Executive Officers

We consider our three officers listed below to be our executive officers.

Stephen R. Talbert, age 66, serves as our and the Bank’s Vice Chairman, President, and Chief Executive Officer. He joined the Bank on December 31, 2001, in connection with the Bank’s acquisition of BOC Financial Corp. Previously, he had served as Chairman, President and Chief Executive Officer of BOC Financial Corp since its organization during 1998, and in the same positions with that company’s bank subsidiary or its predecessor since 1971. He served as the Bank’s Chairman and Executive Vice President from 2002 to 2004 and has been Vice Chairman since 2004. Prior to being appointed President and Chief Executive Officer, Mr. Talbert served as our Interim Chief Executive Officer from August to September 2010.

George E. (“Ed”) Jordan, age 53, was appointed to serve as Chief Operating Officer of the Bank on November 24, 2010. Mr. Jordan previously served as the Bank’s Executive Vice President since January 2008 and, in that position, supervised the Bank’s financial services, marketing and sales functions and served as regional executive for the Bank’s offices located in Stokes, Forsyth, Davidson and Randolph Counties. Prior to that, he served as the Bank’s President and Chief Operating Officer from May 2004 to January 2008. Prior to his employment with the Bank, Mr. Jordan was employed by Wachovia Bank for 24 years where his positions included supervisory responsibility over city executives for several of that bank’s Triad area offices and service as that bank’s Senior Vice President and Business Banking Sales Director with responsibilities for middle market lending.

Harry E. Hill, age 66, was elected as the Bank’s Executive Vice President during January 2001. He was employed by our organizing group during 1998 and became Senior Vice President of the Bank when it began operations during 1998, and he currently functions as the Bank’s business development officer in Davie County. Previously, he served as Vice President of Southern National Bank and its successor, Branch Banking & Trust Company, in Welcome, North Carolina, from 1994 to 1998, and as Business Development Officer of Davidson Savings Bank from 1992 to 1994.

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

Jerry W. Anderson

Alan M. Bailey

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

The Committee reviews various reports from our independent accountants (including its annual audit report on our consolidated financial statements), financial reports we file under the Securities Exchange Act of 1934, and reports of examinations by our regulatory agencies, and it generally oversees our internal audit program. Also, as described in this Report under Item 13 (Certain Relationships and Related Transactions, and Director Independence), our Board has directed the Audit Committee to monitor and make annual reports regarding the independence of our directors. The Committee met seven times during 2011.

Audit Committee Financial Expert

Mr. Land, the Chairman of the Audit Committee, is a certified public accountant with over 40 years of accounting experience, including approximately 20 years in public accounting. Our Board of Directors believes that Mr. Land is an “audit committee financial expert” as that term is defined by rules of the Securities and Exchange Commission.

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

Henry H. Land

Post Office Box 166

Kannapolis, NC 28082

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors and executive officers are required by federal law to file reports with the Securities and Exchange Commission regarding the amounts of and changes in their beneficial ownership of our common stock. Based on our review of copies of those reports, we are required to disclose failures to report shares beneficially owned or changes in beneficial ownership, and failures to timely file required reports, during previous years. We currently are not aware of any of our directors or executive officers who, during 2011, failed to report shares beneficially owned or to timely file a required report.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary

The following table shows the cash and certain other compensation paid or provided to or deferred by the named executive officers for 2011 and 2010. Our executive officers are compensated by the Bank for their services as its officers, and they receive no separate salaries or other cash compensation from us for their services as our officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position (1)	Year	Salary (3)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation (4)	Total
Stephen R. Talbert (2)	2011	$192,230	-0-	-0-	-0-	-0-	$8,135	$200,365
Vice Chairman, President and Chief Executive Officer	2010	85,211	-0-	-0-	-0-	-0-	3,563	88,774
George E. Jordan	2011	$155,632	-0-	-0-	-0-	-0-	$2,876	$158,508
Executive Vice President and Chief Operating Officer	2010	139,445	-0-	-0-	-0-	-0-	8,411	147,856
Harry E. Hill	2011	$150,000	-0-	-0-	-0-	-0-	$6,695	$156,695
Executive Vice President	2010	149,073	-0-	-0-	-0-	-0-	7,682	156,755

(1)	Mr. Talbert served as a member of our Board of Directors during 2011 and 2010. Mr. Talbert received no additional compensation for his service as a director.
(2)	Mr. Talbert was appointed as our and the Bank’s Interim Chief Executive Officer on August 10, 2010, and was appointed as our and the Bank’s President and Chief Executive Officer on September 22, 2010. A portion of the amount included for 2010 reflects compensation paid to Mr. Talbert as Branch Manager of the Bank’s Landis office.
(3)	Reflects total salary paid by the Bank each year, including the amount of salary deferred at each officer’s election under our Section 401(k) plan.
(4)	The following table describes each officer’s “Other Compensation” for 2011:

Description	Mr. Talbert	Mr. Jordan	Mr. Hill
The Bank’s contributions for the officers’ accounts under our Section 401(k) plan	-0-	-0-	-0-
Our estimated aggregate incremental cost related to personal benefits received during 2011 (a)	$8,135	$2,876	$6,695

Total	$8,135	$2,876	$6,695

(a)	Our executive officers receive, or we may treat them as receiving, various non-cash personal benefits. During 2011, the personal benefits received by the named officers included:

•	for Mr. Talbert, an automobile allowance and the Bank’s payment of club dues;

•	for Mr. Jordan an automobile allowance and a health savings account contribution; and

•	for Mr. Hill, an automobile allowance and the Bank’s payment of club dues.

We also provide our officers with group life, health, medical and other insurance coverages that are generally available on the same basis to all salaried employees. The cost of that insurance is not included in the table.

Employment Agreement

Mr. Jordan is employed by the Bank under an employment agreement. The agreement has a “rolling” term of employment of three years that, at the end of each year, is extended by one additional year. On May 17, 2018, the term becomes a fixed three years expiring at the close of business on May 17, 2021. If Mr. Jordan remains employed by the Bank after May 17, 2021, his employment will be on an “at will” basis. The agreement also provides for:

•	an annual base salary (which is subject to review and periodic increase by the Bank’s Board) of 135,678; and

•	the right to participate in bonus or incentive plans and other benefits made available by the Bank to its executive officers.

The Bank may terminate the agreement at any time for cause. Subject to certain limitations, the agreement provides for payments and benefits to be provided to Mr. Jordan and limits his ability to compete against the Bank after a termination of his employment under various circumstances (including a termination following a change in control of the Company or the Bank). Those provisions, and the limitations on their operation, are described below under the caption “Potential Payments Upon Termination of Employment or a Change in Control.”

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

Options covering a total of 6,000 shares have been granted to Mr. Jordan. All of these options were exercisable on December 31, 2011.

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

Like most financial institutions, our recent financial performance has been negatively affected by the decline in the economy and in real estate values in our banking markets, and increased levels of non-performing loans, loan charge-offs and provisions to our allowance for loan losses. Our Board chose not to implement the Plan in 2011. As a result, none of our officers and employees were eligible to receive any cash awards under the plan, and no such awards were paid in 2011.

Potential Payments Upon Termination of Employment or a Change of Control

The terms of Mr. Jordan’s employment agreement provide for him to receive payments and benefits if his employment is terminated under various circumstances or following a change in control of the Company or the Bank. However, during April 2009, we became a participant in the U.S. Department of the Treasury’s (“Treasury”) TARP Capital Purchase Program (the “CPP”). Under rules adopted by Treasury under the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009, that apply to CPP participants (the “CPP Rules”), we believe we are prohibited from paying severance, “golden parachute,” or other such payments to any of our senior executive officers, or to certain of our other employees, in connection with any termination of their employment for any reason while we remain a CPP participant, other than payments relating to services already performed or benefits already accrued.

In addition to the CPP Rules, the Bank is subject to a Consent Order issued by the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Office of the Commissioner of Banks (the “Commissioner”), effective April 17, 2011. Under the terms of the Consent Order, the Bank may not pay bonuses or any form of payment outside the ordinary course of business resulting in a reduction of capital without the prior written approval of the FDIC and the Commissioner.

As a result of the CPP Rules and the terms of the Consent Order, notwithstanding the terms of Mr. Jordan’s employment agreement, we believe that no severance or golden parachute payments would have been made to him if his employment had terminated on December 31, 2011.

In the event our participation in the CPP ceases and the Consent Order is lifted or modified, payments to Mr. Jordan under his employment agreement would no longer be prohibited. Under Mr. Jordan’s employment agreement, if his employment is terminated by the Bank without cause, or if he terminates his own employment for “good reason” (as defined below), he will continue to receive salary payments from the Bank for the unexpired term of the agreement. “Good reason” will exist if, without his consent:

•	his base salary is materially reduced;

•	his duties or responsibilities are materially reduced such that he no longer serves as an executive officer;

•	he is required to transfer his offices more than 50 miles from his principal work location; or

•	the Bank materially breaches any of the terms of the agreement.

The Agreement also provides that if, within 24 months following a change in control of the Company or the Bank, Mr. Jordan’s employment is terminated by the Bank or its successor without cause, or a “termination event” (as defined below) occurs and he voluntarily terminates his own employment within 90 days, then, in lieu of other termination payments provided for in the agreement, he will receive a lump-sum payment equal to 2.99 multiplied by his annual base salary in effect at the time the change in control becomes effective or at the time his employment terminates, whichever is greater. A “termination event” will occur under Mr. Jordan’s agreement if, following a change in control of the Company or the Bank:

•	his base salary is reduced below the annual rate in effect at the time of the change in control;

•

insurance or other benefits, including retirement benefits, being provided to him when the change in control becomes effective are reduced or eliminated without being replaced with substantially similar benefits, unless the reduction or elimination applies proportionately to all salaried employees who participated in those benefits before the change in control;

•	he is transferred to a job location more than 50 miles from his principal work location when the change in control becomes effective;

•	if the Bank is still a separate entity, he no longer serves in the position he served in before the change in control; or

•	if the Bank is no longer a separate entity, he is not an executive officer of the Bank’s successor or does not report directly to the successor’s chairman, president, or chief executive officer.

Generally, a “change in control” will have occurred if:

•

a person directly or indirectly acquires voting control over more than 50% of the Company’s or the Bank’s common stock or control over the election of a majority of the Company’s or the Bank’s directors;

•	the Company or the Bank consolidates or merges with or into another company, or are reorganized in another way, and are not the surviving company in the transaction; or

•	all or substantially all of the Company’s or the Bank’s assets are sold or transferred to, or acquired by, any other company.

The employment agreement provides that, notwithstanding the above provisions to the contrary, the Bank will have no obligation to make any payment or take any other action that the Board of Directors believes in good faith would be prohibited by or would violate any provision of state or federal law applicable to the Bank.

For a period of one year following any voluntary or involuntary termination of employment, Mr. Jordan may not compete with the Bank in a county in North Carolina in which the Bank maintains a business office on his employment termination date. However, in the case of an involuntary termination of his employment without case, or a voluntary termination of his employment for good reason (other than following a change in control), the restriction period will be the unexpired term of the agreement during which the Bank is obligated to continue to pay his salary as described above. The agreement also requires that, following any termination of his employment, Mr. Jordan must keep confidential all data and other information, financial or otherwise, relating to the Bank and its business, and must not disclose any of that information to any other person, remove it from the Bank, or use it for his own purposes or for the benefit of any other person.

Life Insurance Benefits.    The Bank provides life insurance benefits to each of the named executive officers under our group life insurance plan in which all employees participate on the same terms. Under the group plan, death benefits are payable to a participant’s beneficiaries equal to two times the participant’s annual salary rate at the time of his or her death.

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

Director Compensation

General

Directors’ Fees.     Our non-employee directors serve and are compensated as directors of the Bank. Our and the Bank’s Boards usually meet jointly, and directors do not receive any additional cash compensation for their services as our directors unless our Board meets separately. The following table describes our standard schedule of fees paid to our non-employee directors for their service during 2011.

Description	Amount
Monthly retainer	$450
Additional monthly retainer paid to Lead Independent Director	100
Per diem fee for attendance in person at meetings of our and the Bank’s Boards (1)	425
Per diem fee paid to all committee members for attendance at committee meetings:
Audit Committee	300
Corporate Governance Committee	250
Executive, Loan, Asset Quality and Risk Oversight Committees	225

Additional per diem fee paid to committee chairmen for attendance at committee meetings:
Audit Committee	450
Corporate Governance Committee	350
Executive, Loan, Asset Quality and Risk Oversight Committees	325

(1)	This fee is not paid for attendance at meetings by telephone.

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

No stock options or other equity awards of any type were granted under the Omnibus Equity Plan to any of our directors during 2011.

Director Compensation for 2011

The following table summarizes the compensation paid or provided to our non-employee directors for their services during 2011. Although he served as a director during 2011, Stephen R. Talbert is not listed in the table. Mr. Talbert was compensated as an officer and employee of the Bank and he received no separate or additional compensation for his service as a director.

2011 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Jerry W. Anderson	$19,650	$-0-	$19,650
Alan M. Bailey	23,450	-0-	23,450
William A. Burnette (2)	12,050	-0-	12,050
John A. Drye	21,650	-0-	21,650
John W. Googe	25,100	-0-	25,100
Henry H. Land	22,750	-0-	22,750
Steven G. Laymon (3)	14,150	-0-	14,150
Robert E. Marziano (4)	4,375	-0-	4,375
Grady L. McClamrock, Jr.	25,650	-0-	25,650
Lynne Scott Safrit	18,700	-0-	18,700
Francis W. Slate	26,900	-0-	26,900

(1)	No stock options or other equity awards of any type were granted to any of our non-employee directors during 2011. On December 31, 2011, our non-employee directors held stock options covering the following aggregate numbers of shares: Messrs. Anderson, Bailey, Drye, Googe, Land, McClamrock, Slate, and Ms. Safrit — 1,500 shares each.
(2)	Mr. Burnette resigned from the Boards of Directors of the Company and the Bank as of August 1, 2011.
(3)	Mr. Laymon resigned from the Board of Directors of the Bank as of July 27, 2011, and resigned from the Board of Directors of the Company as of September 1, 2011.
(4)	Mr. Marziano resigned from the Boards of Directors of the Company and the Bank as of April 27, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Securities

Principal Shareholders.    The following table lists the only person who we believe owned, beneficially or of record, 5% or more of our outstanding common stock on December 31, 2011.

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

Directors and Executive Officers.    The following table describes the beneficial ownership of our common stock on December 31, 2011, by our current directors and named executive officers, individually, and by all our directors and named executive officers as a group.

Name of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class (2)
Jerry W. Anderson	40,349	1.04%
Alan M. Bailey	58,665	1.51%
John A. Drye	23,983	0.62%
John W. Googe	35,500	0.91%
Harry E. Hill	53,546	1.37%
George E. Jordan	12,399	0.32%
Henry H. Land	18,589	0.48%
Grady L. McClamrock, Jr.	56,419	1.45%
Lynne Scott Safrit	15,384	0.39%
Francis W. Slate	43,014	1.10%
Stephen R. Talbert	39,639	1.02%
All current directors and executive officers as a group (11 people)	397,487	10.16%

(1)	Individuals named and included in the group have shared voting and investment power with respect to certain of the listed shares as follows: Mr. Anderson—12,066 shares; Mr. Bailey—175 shares; Mr. Drye—1,937 shares; Mr. Hill—4,988 shares; Mr. Jordan—1,200 shares; Mr. McClamrock—3,286 shares; Ms. Safrit—7,948 shares; Mr. Talbert—18,154 shares; and all persons included in the group—49,754 shares. The listed shares also include the following numbers of shares that could be purchased by individuals named and included in the group pursuant to stock options that could be exercised within 60 days of December 31, 2011 and with respect to which shares they may be deemed to have sole investment power: Mr. Anderson—1,500 shares; Mr. Bailey—1,500 shares; Mr. Drye—1,500 shares; Mr. Googe—1,500 shares; Mr. Jordan—6,000 shares; Mr. Land—1,500 shares; Mr. McClamrock—1,500 shares; Ms. Safrit—1,500 shares; Mr. Slate—1,500 shares; and all persons included in the group—18,000 shares. Except as otherwise noted above, and to the best of our knowledge, the individuals named and included in the group exercise sole voting and investment power with respect to all remaining listed shares.
(2)	Percentages are calculated based on 3,895,840 total outstanding shares plus, in the case of each named individual and the group, the number of additional shares that could be purchased by that individual or by persons included in the group under stock options that could be exercised within 60 days of December 31, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes all compensation plans and individual compensation arrangements which were in effect on December 31, 2011, and under which shares of our common stock have been authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	(a) Number of shares to be issued upon exercise of outstanding options (1)	(b) Weighted-average exercise price of outstanding options	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (2)
Equity compensation plans approved by security holders	22,400	$4.35	267,500
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	22,400	$4.35	267,500

(1)	Includes outstanding options to purchase an aggregate of 10,400 shares previously granted under our Employee Stock Option Plan and Director Stock Option Plan and options for 12,000 shares granted under 2007 Omnibus Equity Plan which has replaced those plans.
(2)	Reflects the aggregate number of shares for which options and other equity-based awards could be granted in the future under the 2007 Omnibus Equity Plan. No additional options may be granted under our Employee Stock Option Plan and Director Stock Option Plan.

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

In addition to the specific Nasdaq criteria, in determining the independence of each director the Board considers whether it believes transactions that are disclosable in our proxy statements as “related person transactions,” or any other transactions, relationships, arrangements or factors, could impair a director’s ability to exercise independent judgment. In its determination that the directors named above are independent, those other factors considered by the Committee and the Board included (1) the Bank’s lending relationships with directors who are loan customers; (2) services provided to the Bank by Mr. Googe’s firm in connection with payroll processing and administration services relating to the Bank’s 125 Plan (none of which were provided during 2011), and (3) legal services that Mr. McClamrock provides from time to time in connection with matters involving such things as loan closings or collections (none of which were provided during 2011). In the case of Mr. McClamrock, the Board concluded that he is independent under Nasdaq’s criteria, but that he may not serve on our Audit Committee.

Item 14. Principal Accountant Fees and Services

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

As our independent accountants for 2011 and 2010, Turlington and Company LLP provided us with various audit and other professional services for which we were billed, or expect to be billed, for fees as further described below. Our Audit Committee considers whether the provision of non-audit services by our independent accounting firm is compatible with maintaining its independence. The Committee believes that the provision of non-audit services by Turlington and Company LLP during 2011 and 2010 did not affect its independence.

The following table lists the aggregate amounts of fees paid to Turlington and Company LLP for audit services for 2011 and 2010 and for other services they provided during 2011 and 2010.

Type of Fees and Description of Services	2011		2010
Audit Fees, including audits of our consolidated financial statements, reviews of our condensed interim consolidated financial statements, and other audit services	$108,000		$105,000
Audit-Related Fees	18,750	(1)	56,250	(1)
Tax Fees, including reviews of our federal and related state income tax returns, non-routine tax consultations	16,500		20,100
All Other Fees	-0-		-0-

(1)	Audit-Related Fees for 2011 and 2010 include amounts paid in connection with audits of the Bank’s 401(k) plan.

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements. The following financial statements are included in Item 8 of this Report:

(b)	Exhibits. An Exhibit Index listing exhibits that are being filed or furnished with, or incorporated by reference into, this Report appears immediately following the signature page and is incorporated herein by reference.

(c)	Financial Statement Schedules. No separate financial statement schedules are being filed as all required schedules either are not applicable or are contained in the financial statements listed above or in Item 8 of this Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: March 30, 2012	By:	/s/ Stephen R. Talbert

Stephen R. Talbert
President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen R. Talbert Stephen R. Talbert	President, Vice-Chairman and Chief Executive Officer (principal executive officer)	March 30, 2012

/s/ Megan W. Patton Megan W. Patton	Vice-President and Controller (principal financial officer and principal accounting officer)	March 30, 2012

/s/ Francis W. Slate Francis W. Slate	Director and Chairman	March 30, 2012

/s/ Jerry W. Anderson Jerry W. Anderson	Director	March 30, 2012

/s/ Alan M. Bailey Alan M. Bailey	Director	March 30, 2012

/s/ John A. Drye John A. Drye	Director	March 30, 2012

/s/ John W. Googe John W. Googe	Director	March 30, 2012

/s/ Henry H. Land Henry H. Land	Director	March 30, 2012

/s/ Grady L. McClamrock, Jr. Grady L. McClamrock, Jr.	Director	March 30, 2012

/s/ Lynne Scott Safrit Lynne Scott Safrit	Director	March 30, 2012

EXHIBIT INDEX

Exhibit Number		Description
3.01		Our Articles of Incorporation, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated April 13, 2009)

3.02		Our By-laws, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

4.01		Indenture between us and Wells Fargo Bank, N.A. (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)

4.02		Guarantee Agreement between us and Wells Fargo Bank, N.A. (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)

4.03		Amended and Restated Trust Agreement among us, Wells Fargo Bank N.A. and the Administrators (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)

4.04		Warrant dated April 17, 2009, between us and the United States Department of the Treasury (incorporated by reference from Exhibits to our Registration Statement on Form S-3 (Reg. No. 333-159934) filed on June 12, 2009)

10.01		Letter Agreement dated April 17, 2009, between us and the United States Department of the Treasury (incorporated by reference from Exhibits to our Registration Statement on Form S-3 (Reg. No. 333-159934) filed on June 12, 2009)

10.02	*	Amended and Restated Employment Agreement between us and George E. Jordan (incorporated by reference from exhibits to our Current Report on Form 8-K dated December 23, 2008)

10.03	*	Employee Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.04	*	Form of Employee Stock Option Agreement (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.05	*	Director Stock Option Plan, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.06	*	Form of Director Stock Option Agreement (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.07	*	Sections 1.2(g) and 2.5 of Agreement and Plan of Reorganization and Share Exchange dated June 1, 2006, between us and the Bank pertaining to our assumption of the Bank's Employee Stock Option Plan, Director Stock Option Plan and outstanding stock options (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.08	*	BOC Financial Corp 1999 Nonstatutory Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.09	*	BOC Financial Corp 1999 Incentive Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.10	*	Section 6.07 of Agreement and Plan of Reorganization and Merger dated July 20, 2001, between the Bank and BOC Financial Corp pertaining to the Bank's assumption of outstanding BOC Financial Corp (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.11	*	Option Conversion Agreements relating to stock options previously granted by BOC Financial Corp and held by former directors of BOC Financial Corp as assumed by us from the Bank (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.12	*	2007 Omnibus Equity Plan (incorporated by reference from Exhibits to our Current Report on Form 8-K dated May 24, 2007)

10.13	*	Management Incentive Compensation Plan (incorporated by reference from Exhibits to our Current Report on Form 8-K dated May 24, 2007)

Exhibit Number	Description

10.14	Stipulation to the Issuance of a Consent Order (incorporated by reference from Exhibits to our Current Report on Form 8-K dated May 3, 2011)

10.15	Consent Order Issued by the Federal Deposit Insurance Corporation and the North Carolina Office of the Commissioner of Banks (incorporated by reference from Exhibits to our Current Report on Form 8-K dated May 3, 2011)

10.16	Written Agreement by and between Bank of the Carolinas Corporation and the Federal Reserve Bank of Richmond, dated August 26, 2011 (incorporated by reference from Exhibits to our Quarterly Report on Form 10-Q dated November 14, 2011)

21.00	Subsidiaries of the Company (filed herewith)

23.01	Consent of Turlington and Company LLP (filed herewith)

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.02	Certification of our Principal Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.01	Certifications of our Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

99.01	Certification of our Chief Executive Officer pursuant to Section 111(b)(4) of EESA

99.02	Certification of our Principal Financial Officer pursuant to Section 111(b) (4) of EESA

101	Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, in XBRL (eXtensible Business Reporting Language)**

*	An asterisk denotes a management contract or compensatory plan or arrangement.

**	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

COPIES OF EXHIBITS ARE AVAILABLE UPON REQUEST TO:

MEGAN W. PATTON

VICE PRESIDENT AND CONTROLLER

BANK OF THE CAROLINAS

P.O. BOX 129

MOCKSVILLE, N.C. 27028

This Annual Report on Form 10-K also serves as the annual disclosure statement of Bank of the Carolinas pursuant to Part 350 of the

Federal Deposit Insurance Corporation's Rules and Regulations.

THIS STATEMENT HAS NOT BEEN REVIEWED OR CONFIRMED FOR ACCURACY OR

RELEVANCE BY THE FEDERAL DEPOSIT INSURANCE CORPORATION.