Form 10-Q
period 2012-03-31
Bank of the Carolinas CORP
filed 2012-05-15
CIK 1365997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

On May 15, 2012 there were 3,895,840 outstanding shares of the registrant’s common stock.

BANK OF THE CAROLINAS CORPORATION

FORM 10-Q

March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bank of the Carolinas Corporation

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	March 31, 2012	December 31 2011*
	(Unaudited)
Assets:
Cash and due from banks, noninterest-bearing	$4,674	$5,044
Interest-bearing deposits in banks	2,562	2,557

Cash and cash equivalents	7,236	7,601

Federal funds sold	44,245	28,165

Investment securities	103,682	112,404

Loans receivable	296,092	307,907
Less: Allowance for loan losses	(8,048)	(8,101)

Total loans, net	288,044	299,806
Premises and equipment	12,256	12,229
Other real estate owned	7,502	8,524
Bank owned life insurance	10,823	10,732
Deferred tax assets	—	—
Prepaid FDIC insurance assessment	1,790	2,200
Accrued interest receivable	1,389	1,503
Other assets	2,791	2,803

Total Assets	$479,758	$485,967

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$36,087	$34,034
Interest-checking deposits	38,349	37,306
Savings and money market deposits	104,733	106,308
Time deposits	233,816	238,565

Total deposits	412,985	416,213
Securities sold under agreements to repurchase	45,418	45,381
Subordinated debt	7,855	7,855
Other liabilities	2,694	2,485

Total Liabilities	468,952	471,934

Commitments and contingencies (Note 6)	—	—

Stockholders’ Equity:
Preferred stock, no par value	13,179	13,179
Discount on preferred stock	(644)	(716)
Common stock, $5 per share par value	19,479	19,479
Additional paid-in capital	12,992	12,991
Retained deficit	(35,166)	(32,453)
Accumulated other comprehensive income	966	1,553

Total Stockholders’ Equity	10,806	14,033

Total Liabilities and Stockholders’ Equity	$479,758	$485,967

Preferred shares authorized	3,000,000	3,000,000
Preferred shares issued and outstanding	13,179	13,179
Common shares authorized	15,000,000	15,000,000
Common shares issued and outstanding	3,895,840	3,895,840

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31
	2012	2011
Interest income
Interest and fees on loans	$3,786	$4,650
Interest on securities	737	754
Other interest income	17	11

Total interest income	4,540	5,415

Interest expense
Interest on deposits	899	1,154
Interest on borrowed funds	564	613

Total interest expense	1,463	1,767

Net interest income	3,077	3,648
Provision for loan losses	1,292	2,345

Net interest income after provision for loan losses	1,785	1,303

Noninterest income
Customer service fees	281	305
Increase in value of bank owned life insurance	91	89
Gains on sales of investment securities	748	—
Other income	7	8

Total non-interest income	1,127	402

Noninterest expense
Salaries and benefits	1,758	1,586
Occupancy and equipment	504	542
FDIC insurance assessments	418	270
Data processing services	239	212
Valuation provisions and net operating costs associated with foreclosed real estate	839	250
Other	1,262	1,063

Total noninterest expense	5,020	3,923

Loss before income taxes	(2,108)	(2,218)
Provision for income taxes	368	996

Net loss	(2,476)	(3,214)
Dividends and accretion on preferred stock	(237)	(232)

Net loss available to common stockholders	$(2,713)	$(3,446)

Loss per common share:
Basic	$(0.70)	$(0.88)

Diluted	$(0.70)	$(0.88)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Comprehensive Loss

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31
	2012	2011
Net loss	$(2,476)	$(3,214)
Other comprehensive loss:
Unrealized holding losses on securities available-for-sale	(207)	(219)
Reclassification adjustment for gains realized in net loss	(748)	—
Income tax effect	368	85

Total other comprehensive loss, net of income tax effect	(587)	(134)

Total comprehensive loss	$(3,063)	$(3,348)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31
	2012	2011
Cash flows from operating activities :
Net loss	$(2,476)	$(3,214)
Adjustments to reconcile net loss to net cash provided by operating activitites:
Provision for loan losses	1,292	2,345
Deferred tax expense	368	996
Stock based compensation expense (benefit)	1	(4)
Depreciation and amortization	228	253
Change in valuation allowance on other real estate owned	542	123
Loss on sale of other real estate owned	84	14
Gains on sales of investment securities	(748)	—
Increase in bank owned life insurance	(91)	(89)
Net amortization/accretion of premiums and discounts on investments	231	229
Net change in other assets	536	(161)
Net change in other liabilities	44	180

Net cash provided by operating activities	11	672

Cash flows from investing activities :
Net change in federal funds sold	(16,080)	(5,655)
Purchases of premises and equipment	(255)	(6)
Purchases of securities	(14,740)	(16,758)
Proceeds from sales, calls, maturities and principal repayments of securities available for sale	23,024	9,804
Proceeds from sales of other real estate owned	2,019	44
Net decrease in loans	8,847	4,456

Net cash provided (used) by investing activities	2,815	(8,115)

Cash flows from financing activities :
Net increase (decrease) in deposits	(3,228)	7,570
Net repayments of other borrowings	—	(2,000)
Net increase (decrease) in repurchase agreements	37	(145)
Cash dividends paid on preferred stock	—	(165)

Net cash provided (used) by financing activities	(3,191)	5,260

Net decrease in cash and cash equivalents	(365)	(2,183)
Cash and cash equivalents at beginning of period	7,601	10,565

Cash and cash equivalents at end of period	$7,236	$8,382

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,403	$1,772

Noncash investing and financing activities:
Change in fair value of securities available for sale, net of tax	$(587)	$(134)

Transfer from loans to other real estate owned	$1,623	$1,242

Dividends declared, not paid	$165	$165

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(dollars in thousands)

	Preferred Stock		Discount on Preferred	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	Income
Balance, December 31, 2010	13,179	$13,179	$(991)	3,897,174	$19,486	$12,988	$(3,268)	$310	$41,704
Net loss	—	—	—	—	—	—	(3,214)	—	(3,214)
Other comprehensive loss	—	—	—	—	—	—	—	(134)	(134)

Total comprehensive loss	—	—	—	—	—	—	—	—	(3,348)

Stock based compensation benefit	—	—	—	—	—	(4)	—	—	(4)
Discount accretion on preferred stock	—	—	68	—	—	—	(68)	—	—
Dividends accrued on preferred stock	—	—	—	—	—	—	(165)	—	(165)

Balance, March 31, 2011	13,179	$13,179	$(923)	3,897,174	$19,486	$12,984	$(6,715)	$176	$38,187

Balance, December 31, 2011	13,179	$13,179	$(716)	3,895,840	$19,479	$12,991	$(32,453)	$1,553	$14,033
Net loss	—	—	—	—	—	—	(2,476)	—	(2,476)
Other comprehensive loss	—	—	—	—	—	—	—	(587)	(587)

Total comprehensive loss	—	—	—	—	—	—	—	—	(3,063)

Stock based compensation expense	—	—	—	—	—	1	—	—	1
Discount accretion on preferred stock	—	—	72	—	—	—	(72)	—	—
Dividends accrued on preferred stock	—	—	—	—	—	—	(165)	—	(165)

Balance, March 31, 2012	13,179	$13,179	$(644)	3,895,840	$19,479	$12,992	$(35,166)	$966	$10,806

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the financial information included in these unaudited financial statements reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2012 and December 31, 2011 and for the three-month periods ended March 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

The results presented here are for Bank of the Carolinas Corporation (“the Company”), the parent company of Bank of the Carolinas (“the Bank”). The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s annual report on Form 10-K for the year ended December 31, 2011. This quarterly report should be read in conjunction with the annual report. Because the Company has no separate operations and conducts no business on its own other than owning the Bank, this discussion concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to as “the Company” unless otherwise noted.

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

Earnings (loss) per share have been computed based on the following (dollars in thousands):

	Three months ended March 31,
	2012	2011
Net income (loss) applicable to common stock	$(2,713)	$(3,446)

Weighted average number of common shares outstanding	3,895,840	3,897,174

Weighted average number of diluted common shares outstanding	3,895,840	3,897,174

Common stock options and common stock warrants - anti-dilutive	497,605	508,605

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

NOTE 3. INVESTMENT SECURITIES

The amortized cost, estimated fair values and carrying values of the investment securities portfolios at the indicated dates are summarized as follows (dollars in thousands):

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agencies securities	$34,829	$301	$31	$35,099	$35,099
State and municipal bonds	951	5	—	956	956
Corporate securities	963	38	—	1,001	1,001
Mortgage-backed securities	63,424	1,270	42	64,652	64,652

Total investment securities available for sale	100,167	1,614	73	101,708	101,708

Investment securities held to maturity:
Corporate securities	1,974	60	235	1,799	1,974

Total investment securities	$102,141	$1,674	$308	$103,507	$103,682

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agencies securities	$43,131	$1,128	$—	$44,259	$44,259
State and municipal bonds	3,433	157	—	3,590	3,590
Corporate securities	963	54	—	1,017	1,017
Mortgage-backed securities	60,415	1,188	32	61,571	61,571

Total investment securities available for sale	107,942	2,527	32	110,437	110,437

Investment securities held to maturity:
Corporate securities	1,967	67	235	1,799	1,967

Total investment securities	$109,909	$2,594	$267	$112,236	$112,404

Management of the Bank believes all unrealized losses on available-for-sale securities as of March 31, 2012 represent temporary impairments related to market fluctuations. The unrealized losses on our securities are a nominal portion of the total value of the portfolio. The Bank has no intention of selling these securities before their maturity and has the appropriate sources of liquidity to hold these securities until maturity so that no recognized losses will occur.

The fair values of securities with unrealized losses at March 31, 2012 and December 31, 2011 are as follows (dollars in thousands):

March 31, 2012:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Temporarily impaired securities:
U.S. Government agency securities	$5,005	$31	$—	$—	$5,005	$31
State and municipal securities	—	—	—	—	—	—
Mortgage-backed securities	8,236	42	—	—	8,236	42
Corporate securities	—	—	1,000	235	1,000	235

Total	$13,241	$73	$1,000	$235	$14,241	$308

December 31, 2011:
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Temporarily impaired securities:
U.S. Government agency securities	$—	$—	$—	$—	$—	$—
State and municipal securities	—	—	—	—	—	—
Mortgage-backed securities	3,071	32	—	—	3,071	32
Corporate securities	—	—	1,000	235	1,000	235

Total	$3,071	$32	$1,000	$235	$4,071	$267

NOTE 4. LOANS

The loan portfolio as of the dates indicated is summarized below (dollars in thousands):

	March 31, 2012	December 31, 2011
Real estate loans:
1-4 family residential	$74,548	$78,631
Commercial real estate	122,656	126,849
Construction and development	31,160	33,081
Home equity	28,849	29,727

Total real estate loans	257,213	268,288

Commercial business and other loans	33,242	34,271

Consumer loans:
Installment	3,365	3,490
Other	2,272	1,858

Total consumer loans	5,637	5,348

Gross loans receivable	296,092	307,907
Allowance for loan losses	(8,048)	(8,101)

Loans, net	$288,044	$299,806

Impaired loans, segregated by class of loans, are summarized as follows as of the dates indicated (dollars in thousands):

	March 31, 2012					December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate	$1,468	$2,355	$—	$2,374	$29	$1,533	$2,413	$—	$2,518	$121
Commercial Real Estate
Owner occupied	2,732	3,236	—	3,252	39	4,352	8,513	—	9,402	319
Income producing	4,536	4,956	—	4,967	72	4,226	4,634	—	4,677	279
Multifamily	678	814	—	819	10	708	826	—	829	44
Construction & Development
1 - 4 Family	362	362	—	363	5	387	387	—	393	20
Other	4,568	5,598	—	5,616	76	3,288	3,702	—	3,883	203
Farmland	—	—	—	—	—	—	—	—	—	—
Residential
Equity Lines	133	136	—	136	1	38	39	—	41	2
1 - 4 Family	5,719	6,416	—	6,448	92	7,920	9,491	—	9,577	563
Junior Liens	217	233	—	233	3	58	73	—	75	6
Consumer - Non Real Estate	81	82	—	83	2	58	58	—	59	4

Total loans with no allowance	$20,494	$24,188	$—	$24,291	$329	$22,568	$30,136	$—	$31,454	$1,561

With an allowance recorded:
Commercial - Non Real Estate	$3,047	$3,047	$69	$3,131	$34	$2,409	$2,408	$74	$2,482	$105
Commercial Real Estate
Owner occupied	2,255	2,255	81	2,258	33	1,836	1,886	64	1,902	119
Income producing	7,014	7,070	196	7,070	84	6,424	6,479	224	6,586	278
Multifamily	1,335	1,368	67	1,372	13	1,282	1,316	68	1,345	31
Construction & Development
1 - 4 Family	402	402	9	403	5	380	380	9	396	21
Other	2,997	2,997	92	2,999	31	2,920	2,920	91	2,955	130
Farmland	—	—	—	—	—	980	980	—	982	50
Residential
Equity Lines	—	—	—	—	—	—	—	—	—	—
1 - 4 Family	7,980	8,008	262	8,027	80	7,201	7,212	237	7,265	277
Junior Liens	337	337	3	364	5	398	398	3	469	24
Consumer - Non Real Estate	—	—	—	—	—	—	—	—	—	—

Total loans with an allowance	$25,367	$25,484	$779	$25,624	$285	$23,830	$23,979	$770	$24,382	$1,035

Total:
Commercial - Non Real Estate	$4,515	$5,402	$69	$5,505	$63	$3,942	$4,821	$74	$5,000	$226
Commercial Real Estate	$18,550	$19,699	$344	$19,738	$251	$18,828	$23,654	$356	$24,741	$1,070
Construction & Development	$8,329	$9,359	$101	$9,381	$117	$7,955	$8,369	$100	$8,609	$424
Residential	$14,386	$15,130	$265	$15,208	$181	$15,615	$17,213	$240	$17,427	$872
Consumer - Non Real Estate	$81	$82	$—	$83	$2	$58	$58	$—	$59	$4

Totals	$45,861	$49,672	$779	$49,915	$614	$46,398	$54,115	$770	$55,836	$2,596

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. Troubled debt restructurings (TDRs) are a subset of impaired loans and totaled $36.8 million at March 31, 2012 and $35.6 million at December 31, 2011.

The following tables illustrate TDR information for the three months ended March 31, 2012:

	For the three months ended March 31, 2012
Troubled Debt Restructuring	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial - Non Real Estate	4	$72	$72
Commercial - Real Estate	3	1,333	1,333
Construction & Development	2	104	104
Residential	14	1,577	1,577
Consumer - Non Real Estate	1	18	18

Totals	24	$3,104	$3,104

There were no loans restructured in the twelve months prior to March 31, 2012 that went into default during the three-month period ended March 31, 2012. For the purposes of this report, default is defined as being 90-days past due or on non-accrual status without performance.

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, reclassified to loans held for sale, or foreclosed and sold. Included in the allowance for loan losses at March 31, 2012 was an impairment reserve for TDRs in the amount of $779,000.

Non-accrual loans and an age analysis of past due loans, segregated by class of loans, were as follows (dollars in thousands):

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-accrual Loans
March 31, 2012:
Commercial - Non Real Estate	$206	$110	$837	$1,153	$32,089	$33,242	$—	$1,180
Commercial Real Estate
Owner occupied	2,800	—	116	2,916	61,686	64,602	—	2,580
Income producing	—	386	2,250	2,636	47,390	50,026	—	4,335
Multifamily	—	—	—	—	8,028	8,028	—	678
Construction & Development
1 - 4 Family	—	—	—	—	1,483	1,483	—	—
Other	—	1,121	501	1,622	27,693	29,315	—	3,022
Farmland	362	—	—	362	—	362	—	—
Residential
Equity Lines	—	—	—	—	28,849	28,849	—	134
1 - 4 Family	496	—	503	999	71,915	72,914	—	3,879
Junior Liens	28	—	—	28	1,606	1,634	—	37
Consumer - Non Real Estate	7	—	—	7	3,358	3,365	—	15
Other	—	—	—	—	2,272	2,272	—	—

Total	$3,899	$1,617	$4,207	$9,723	$286,369	$296,092	$—	$15,860

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-accrual Loans
December 31, 2011:
Commercial - Non Real Estate	$785	$559	$429	$1,773	$32,498	$34,271	$—	$1,246
Commercial Real Estate
Owner occupied	319	270	957	1,546	74,706	76,252	—	4,438
Income producing	2,250	—	2,848	5,098	38,896	43,994	—	4,021
Multifamily	59	708	—	767	5,836	6,603	—	708
Construction & Development
1 - 4 Family	—	—	24	24	3,056	3,080	—	24
Other	—	—	976	976	27,683	28,659	—	1,740
Farmland	—	—	—	—	1,342	1,342	—	—
Residential
Equity Lines	137	99	—	236	29,491	29,727	—	38
1 - 4 Family	1,442	1,458	2,938	5,838	71,182	77,020	—	6,779
Junior Liens	14	—	19	33	1,578	1,611	—	58
Consumer - Non Real Estate	31	5	—	36	3,454	3,490	—	10
Other	—	—	—	—	1,858	1,858	—	—

Total	$5,037	$3,099	$8,191	$16,327	$291,580	$307,907	$—	$19,062

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans and leases is as follows (dollars in thousands):

	March 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss
Internal Risk Rating Grades
Commercial - Non Real Estate	$25,085	$4,055	$3,718	$384	$—
Commercial Real Estate
Owner occupied	42,239	10,294	12,069	—	—
Income producing	33,543	4,793	11,690	—	—
Multifamily	5,290	726	2,012	—	—
Construction & Development
1 - 4 Family	683	59	741	—	—
Other	17,504	7,940	3,871	—	—
Farmland	—	362	—	—	—

Totals	$124,344	$28,229	$34,101	$384	$—

Total:
Commercial - Non Real Estate	$25,085	$4,055	$3,718	$384	$—
Commercial Real Estate	$81,072	$15,813	$25,771	$—	$—
Construction & Development	$18,187	$8,361	$4,612	$—	$—

Totals	$124,344	$28,229	$34,101	$384	$—

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Loss
Internal Risk Rating Grades
Commercial - Non Real Estate	$26,552	$3,606	$3,727	$386	$—
Commercial Real Estate
Owner occupied	54,739	8,547	12,854	112	—
Income producing	29,583	3,604	10,807	—	—
Multifamily	3,820	793	1,990	—	—
Construction & Development
1 - 4 Family	1,081	1,255	744	—	—
Other	18,191	8,199	1,988	281	—
Farmland	—	362	980	—	—

Totals	$133,966	$26,366	$33,090	$779	$—

Total:
Commercial - Non Real Estate	$26,552	$3,606	$3,727	$386	$—
Commercial Real Estate	$88,142	$12,944	$25,651	$112	$—
Construction & Development	$19,272	$9,816	$3,712	$281	$—

Totals	$133,966	$26,366	$33,090	$779	$—

All consumer-related loans, including residential real estate and non-real estate, are evaluated and monitored based upon payment activity. Once a consumer-related loan becomes past due on a recurring basis, the Company will pull that loan out of the homogenized pool and evaluate it individually for impairment. At this time, the consumer-related loan may be placed on the Company’s internal watch list and risk rated either special mention or substandard, depending upon the individual circumstances. Consumer-related loans at March 31, 2012 and December 31, 2011, segregated by class of loans, were as follows (dollars in thousands):

	March 31, 2012		December 31, 2011
	Performing	Non- Performing	Performing	Non- Performing
Risk Based on Payment Activity
Residential
Equity Lines	$28,716	$133	$29,689	$38
1 - 4 Family	69,865	3,049	73,427	3,593
Junior Liens	1,634	—	1,592	19
Consumer - Non Real Estate
Credit Cards	—	—	—	—
Other	3,349	16	3,480	10

Totals	$103,564	$3,198	$108,188	$3,660

Total:
Residential	$100,215	$3,182	$104,708	$3,650
Consumer - Non Real Estate	$3,349	$16	$3,480	$10

Totals	$103,564	$3,198	$108,188	$3,660

NOTE 5. ALLOWANCE FOR LOAN LOSSES

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

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans at the time they were charged-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Company’s pools of similar loans include commercial and industrial loans, commercial real estate loans, construction and development loans, residential real estate loans, and consumer and other loans. General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) levels and trends in delinquencies and impaired loans; (ii) levels of and trends in charge-offs and recoveries; (iii) levels of non-impaired substandard loans; (iv) trends in volume and terms of loans; (v) effects of changes in risk selection and underwriting practices; (vi) experience, ability, and depth of lending management and staff; (vii) national and local economic trends and conditions; (viii) industry conditions; and (ix) effect of changes in credit concentrations. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Loans identified as losses by management, internal loan review and/or regulatory examiners are charged-off.

Changes in the allowance for loan losses by segment are as follows (dollars in thousands):

	March 31, 2012					March 31, 2011
	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Commercial - Non Real Estate	$2,247	$(269)	$89	$179	$2,246	$2,252	$(38)	$51	$1,096	$3,361
Commercial Real Estate
Owner occupied	1,794	(442)	—	326	1,678	1,055	(317)	—	348	1,086
Income producing	547	—	—	26	573	99	—	—	66	165
Multifamily	80	—	—	23	103	—	—	—	—	—
Construction & Development
1 - 4 Family	58	—	1	(25)	34	181	(168)	—	80	93
Other	661	(653)	7	767	782	486	—	2	—	488
Farmland	—	—	—	—	—	—	—	—	—	—
Residential
Equity Lines	279	(18)	4	11	276	459	(252)	1	99	307
1 - 4 Family	1,168	(132)	78	33	1,147	1,078	(154)	—	331	1,255
Consumer - Non Real Estate	143	(14)	4	6	139	161	(24)	5	27	169
Unallocated	1,124	—	—	(54)	1,070	1,092	—	—	298	1,390

Total	$8,101	$(1,528)	$183	$1,292	$8,048	$6,863	$(953)	$59	$2,345	$8,314

As of March 31, 2012 and December 31, 2011, loans were evaluated for impairment as follows (dollars in thousands):

	Individually Evaluated for Impairment
	March 31, 2012		December 31, 2011
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$69	$4,515	$74	$5,451
Commercial Real Estate
Owner occupied	81	4,987	64	6,188
Income producing	196	11,550	224	10,650
Multifamily	67	2,013	68	1,990
Construction & Development
1 - 4 Family	9	764	9	1,668
Other	92	7,565	91	5,307
Farmland	—	—	—	—
Residential
Equity Lines	—	133	—	38
1 - 4 Family	265	14,253	240	15,048
Consumer - Non Real Estate	—	81	—	58
Unallocated	—	—	—	—

Total	$779	$45,861	$770	$46,398

	Collectively Evaluated for Impairment
	March 31, 2012		December 31, 2011
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$2,177	$28,727	$2,173	$28,820
Commercial Real Estate
Owner occupied	1,597	59,615	1,730	70,064
Income producing	377	38,476	323	33,344
Multifamily	36	6,015	12	4,613
Construction & Development
1 - 4 Family	25	719	49	1,412
Other	690	21,750	570	23,352
Farmland	—	362	—	1,342
Residential
Equity Lines	276	28,716	279	29,689
1 - 4 Family	882	60,295	928	63,583
Consumer - Non Real Estate	139	3,284	143	3,432
Unallocated	1,070	2,272	1,124	1,858

Total	$7,269	$250,231	$7,331	$261,509

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

The Company’s risk of loss related to unfunded loan commitments and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table presents a summary of outstanding financial instruments whose contract amounts represent credit risk as of March 31, 2012 (dollars in thousands):

Unfunded loan commitments	$28,030
Financial standby letters of credit	2,477

Total unused commitments	$30,507

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2011, the FASB (also referred to in this note as the “Board”) issued Accounting Standards Update 2011-01, Receivables: Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily deferred the effective date for interim and annual periods ending after June 15, 2011, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. The deferral in this amendment was effective upon issuance and did have a significant impact on the Company.

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

The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies—Loss Contingencies. An entity should disclose the information required by paragraphs 310-10-50-33 through 50-34, which was deferred by Accounting Standards Update No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this update are for interim and annual periods beginning on or after June 15, 2011. The amendments did not have a significant impact on the Company.

In April 2011, the FASB issued Accounting Standards Update 2011-03, Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity when all of the listed conditions have been met. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments did not have a significant impact on the Company.

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

Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments did not have a significant impact on the Company.

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

The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments did not have a significant impact on the Company.

In December 2011, the FASB issued Accounting Standards Update 2011-12, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Under the amendments in Update 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in Update 2011-05 require that reclassification adjustments be presented in interim financial periods.

The amendments in this Update supersede changes to those paragraphs in Update 2011-05 that pertain to how, when, and where reclassification adjustments are presented.

The objective of Update 2011-05 was to help financial statement users better understand the causes of an entity’s change in financial position and results of operations. However, it is important that the benefits of improving the usefulness of financial statement information to users of financial statements be justified by the related costs. The Board received more information about the systems challenges for preparers to comply with the presentation requirements for reclassifications out of accumulated other comprehensive income by the effective date since the issuance of Update 2011-05. The information received caused the Board to reassess the costs and benefits of those provisions in Update 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the Board decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments did not have a significant impact on the Company.

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

The following table summarizes the Company’s assets measured at fair value at the dates indicated (dollars in thousands):

	At March 31, 2012
	Total	Level 1	Level 2	Level 3
Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$35,099	$—	$35,099	$—
State and municipals	956	—	956	—
Corporate	1,001	—	1,001	—
Mortgage-backed	64,652	—	64,652	—
Assets valued on a non-recurring basis
Impaired loans	45,082	—	45,082	—
Other real estate owned	7,502	—	7,502	—

Total	$154,292	$—	$154,292	$—

	At December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$44,259	$—	$44,259	$—
State and municipals	3,590	—	3,590	—
Corporate	1,017	—	1,017	—
Mortgage-backed	61,571	—	61,571	—
Assets valued on a non-recurring basis
Impaired loans	45,628	—	45,628	—
Other real estate owned	8,524	—	8,524	—

Total	$164,589	$—	$164,589	$—

NOTE 9. BORROWED FUNDS

A summary of the Company’s outstanding borrowings and the annual rate of interest currently payable on each category is presented in the following table at the dates indicated (dollars in thousands):

	March 31, 2012		December 31, 2011
	Outstanding Balance	Annual Interest Rate	Outstanding Balance	Annual Interest Rate
Securities sold under overnight repurchase agreements	$418	0.10%	$381	0.10%
Securities sold under term repurchase agreements	45,000	4.38	45,000	4.38
Trust preferred securities	5,155	3.37	5,155	3.49
Subordinated debt	2,700	4.00	2,700	4.00

Total borrowed funds	$53,273	4.23%	$53,236	4.24%

The Bank engages from time-to-time in federal funds purchases from upstream correspondent institutions to meet temporary funding needs. There were none of these transactions outstanding at the close of either period presented in the above table.

The Bank had a total of $45.0 million of borrowings in the form of securities sold under term repurchase agreements that were entered into during 2008. These borrowings are secured by marketable investment securities equal to approximately 109.5% of the principal balances outstanding plus accrued interest and the value of an imbedded interest rate cap. The following table contains certain pertinent information with respect to these agreements at March 31, 2012 (dollars in thousands):

	Outstanding Principal Balance	Annual Effective Interest Rate	Final Maturity Date	Beginning Quarterly Call Dates	Collateral Requirement
Agreement dated 7/8/2008	$25,000	4.85%	7/8/2018	7/8/2013	$8,110
Agreement dated 8/20/2008	20,000	3.78	8/20/2015	8/20/2011	4,491

Total	$45,000	4.38%			$12,601

The Bank utilizes borrowings from the Federal Home Loan Bank (“FHLB”) as a source of liquidity. At March 31, 2012, the Bank had immediately available credit of $9.9 million. There are no advances from the FHLB at quarter-end.

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

NOTE 10. STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company has 3.0 million shares of preferred stock authorized. There were 13,179 shares of preferred stock issued and outstanding with a $1,000 per share liquidation preference on March 31, 2012 and December 31, 2011. All of the shares were issued on April 17, 2009 in connection with the U.S. Treasury’s TARP Capital Purchase Program.

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

Common Stock:

The Company has 15.0 million shares of $5 par value common stock authorized. There were 3,895,840 shares of common stock issued and outstanding at March 31, 2012 and December 31, 2011.

Warrants:

In connection with the issuance of the preferred shares under the U.S. Treasury’s TARP Capital Purchase Program, the Company issued the U.S. Treasury a warrant to purchase 475,204 shares of its common stock for $4.16 per share. The warrant expires April 17, 2019.

NOTE 11. INCOME TAXES

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

An evaluation of the probability of being able to realize the future benefits of deferred tax assets is made. A valuation allowance is provided for the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management has established a deferred tax asset valuation allowance as of March 31, 2012 of $13.8 million. There was a $12.7 million valuation allowance as of December 31, 2011. The valuation allowance has been established because management believes current overall credit trends, as well as actual and forecasted performance, raise significant concern over the ability of the Company to realize the components of its deferred tax assets relating to net operating losses and the allowances for losses on loans and OREO.

NOTE 12. GOING CONCERN

Going Concern Considerations

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In making this assessment, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of March 31, 2012. The Company has had a history of profitable operations prior to 2008 and sufficient sources of liquidity to meet its short-term and long-term funding needs.

The effects of the current economic environment are being felt across many industries, with financial services and real estate being particularly hard-hit, and have been particularly severe during the last 39 months. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, including residential construction and development loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets has increased substantially during 2010 and 2011. The significant losses in 2010, 2011, and the first three months of 2012, which were primarily related to credit losses and the valuation allowance on deferred tax assets, reduced the Company’s capital levels. In order to again become well capitalized under federal banking agencies’ guidelines, management believes that the Company will need to raise additional capital to recapitalize the Bank and to absorb the potential future credit losses associated with the disposition of its nonperforming assets. Accordingly, management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity in public or private offerings. Management is actively evaluating a number of potential capital sources, asset reductions, and other balance sheet management strategies with the goal of increasing its level of regulatory capital to support its balance sheet long-term. Management is currently reducing and otherwise restructuring its balance sheet to improve capital ratios.

Current market conditions for banking institutions, the overall uncertainty in financial markets, and a depressed stock price are significant barriers to the success of any plan to issue additional equity in public or private offerings. An equity financing transaction would result in substantial dilution to the Company’s current stockholders and could adversely affect the market price of the Company’s common stock. There can be no assurance as to whether these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, due to existing regulatory restrictions on cash payments and dividends between the Bank and the holding company, the Company may be unable to discharge its liabilities in the normal course of business. There can be no assurance that the Company will be successful in any efforts to raise additional capital during 2012.

Both the Company and the Bank actively manage liquidity and cash flow needs. The Bank is prohibited from declaring or paying dividends without prior approval of the FDIC or the Commissioner and the Company is prohibited from declaring or paying dividends without the prior approval from the Federal Reserve. Even if these requirements were not in place, the Company does not intend to declare or pay dividends to shareholders at any time in the foreseeable future. At March 31, 2012, the Company had $7.2 million of cash and cash equivalents. The Company has no long-term debt maturing in 2012 or 2013.

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

Management’s Plans and Intentions

The Company incurred significant net losses in 2010 and 2011, which have continued in 2012, primarily from the higher provisions for loan losses due to the significant level of nonperforming assets and increases in foreclosed real estate. The FDIC and the Commissioner issued the Consent Order in April 2011. The Company entered into a written agreement with the FRB in August 2011. The Company’s independent registered public accounting firm issued a report with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2011, which contained an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The following strategies to improve the Company’s financial condition have been or are being implemented:

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

Balance Sheet Reduction – Management currently is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At March 31, 2012, risk-weighted assets had been reduced by $79.0 million since December 31, 2010. Reductions occurred primarily in the commercial loan portfolio. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in other borrowings by $22.0 million. Because asset reductions exceeded liability reductions in the fifteen months ending March 31, 2012, cash balances and temporary investments increased by $31.6 million.

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

Written Agreement with Federal Reserve

The Company entered into a written agreement (the “Agreement”) with the Federal Reserve Bank of Richmond on August 26, 2011. The description of the Agreement set forth below is qualified in its entirety by reference to the Agreement, a copy of which is included as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2011, and incorporated herein by reference.

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

Management. The Order required that the Bank have and retain qualified management, including a chief executive officer, senior lending officer, and chief operating officer with qualifications and experience commensurate with their assigned duties and responsibilities within 60 days from the effective date of the Order. Within 30 days of the effective date of the Order, the board of directors was required to retain a bank consultant to develop a written analysis and assessment of the Bank’s management needs. Within 60 days from receipt of the consultant’s management report, the Bank was required to formulate a written management plan that incorporated the findings of the management report, a plan of action in response to each recommendation contained in the management report, and a time frame for completing each action.

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

Allowance for Loan and Lease Losses and Call Report. Upon issuance of the Order, the Bank was required to make a provision to replenish the allowance for loan and lease losses (“ALLL”). Within 30 days of the effective date of the Order, the Bank was required to review its call reports filed with its regulators on or after December 31, 2010, and was required to amend those reports if necessary to accurately reflect the financial condition of the Bank. Within 60 days of the effective date of the Order, the Bank was required to submit a comprehensive policy for determining the adequacy of the ALLL.

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

Under the Order, the Bank’s board of directors agreed to increase its participation in the affairs of the Bank, including assuming full responsibility for the approval of policies and objectives for the supervision of all of the Bank’s activities. The Bank was also required to establish a board committee to monitor and coordinate compliance with the Order.

The Order will remain in effect until modified or terminated by the FDIC and the Commissioner.

CHANGES IN FINANCIAL CONDITION

Total Assets

At March 31, 2012, total assets were $479.8 million, a decrease of 1.3% compared to $486.0 million at December 31, 2011. The asset decrease was primarily the result of reductions in the loan portfolio, including net charge-offs of $1.3 million. We had earning assets of $446.6 million at March 31, 2012 consisting of $296.1 million in loans, $103.7 million in investment securities, and $46.8 million in temporary investments. Stockholders’ equity was $10.8 million at March 31, 2012 compared to $14.0 million at December 31, 2011.

Investment Securities

Investment securities totaled $103.7 million at March 31, 2012, compared to $112.4 million at December 31, 2011. The decrease was primarily a result of sales, call, and maturities which generated proceeds of $23.0 million. The Company purchased $14.7 million of investment securities during the quarter. The balance of proceeds will be reinvested during the second quarter of 2012. A summary of the Company’s investment securities holdings by major category at March 31, 2012 and December 31, 2011 is included in Note 3 of “Notes to Consolidated Financial Statements”.

Loans and Allowance for Loan Losses

At March 31, 2012, the loan portfolio totaled $296.1 million and represented 61.7% of total assets compared to $307.9 million or 63.4% of total assets at December 31, 2011. Total loans at March 31, 2012 decreased $11.8 million or 3.8% from December 31, 2011. The decrease in loans outstanding in the three-month period is the result of net charge-offs of $1.3 million and principal repayments in excess of new loans originated due to slower loan demand under the current economic conditions. Real estate loans, including commercial real estate, constituted approximately 85% of the loan portfolio, and commercial business and other loans comprised approximately 15% of the total loan portfolio at both March 31, 2012 and December 31, 2011.

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

The allowance for loan losses at March 31, 2012, amounted to $8.0 million, a decrease of $53,000, or 0.7% from December 31, 2011. The allowance consists of specific reserves of $779,000 and a general allowance $7.3 million. The Bank’s provisions for loan losses amounted to $1.3 million during the quarter ended March 31, 2012 compared to $2.3 million during the quarter ended March 31, 2011. While the Company has not participated in “subprime” lending activities, we have been affected by the economic downturn in our markets. We continue to work with our customers with troubled credit relationships to the extent that it is reasonably possible.

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

The following table summarizes information regarding our nonaccrual loans, other real estate owned, and 90-day and over past due loans as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012	December 31, 2011
Loans accounted for on a nonaccrual basis:
Real estate loans:
1-4 family residential	$4,050	$6,875
Commercial real estate	7,593	9,167
Construction and development	3,022	1,764

Total real estate loans	14,665	17,806
Commercial business and other loans	1,180	1,246
Consumer loans	15	10

Total nonaccrual loans	15,860	19,062
Accruing loans which are contractually past due 90 days or more	—	—

Total nonperforming loans	15,860	19,062
Other real estate owned	7,502	8,524

Total nonperforming assets	$23,362	$27,586

Total nonperforming loans as a percentage of loans	5.36%	6.19%
Allowance for loan losses as a percentage of total nonperforming loans	50.74%	42.50%
Allowance for loan losses as a percentage of total loans	2.72%	2.63%
Total nonperforming assets as a percentage of loans and other real estate owned	7.70%	8.72%
Total nonperforming assets as a percentage of total assets	4.87%	5.68%

Deposits

The Company’s deposit services include business and individual checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRA deposits and certificates of deposit. At March 31, 2012, total deposits were $413.0 million compared to $416.2 million at December 31, 2011. The March 31, 2012 amount represents a decrease of 0.8% from December 31, 2011, which is mainly recognized in customer time deposits and money market deposits. At March 31, 2012, the deposit mix was comparable to December 31, 2011.

The following table presents a breakdown of our deposit base at March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012	December 31, 2011
Noninterest bearing demand deposits	$36,087	$34,034
Interest checking deposits	38,349	37,306
Savings deposits	11,435	10,854
Money market deposits	93,298	95,454
Customer time deposits	191,066	195,841
Brokered certificates of deposit	42,750	42,724

Total deposits	$412,985	$416,213

Time deposits $100,000 or more:
Brokered certificates of deposit	$42,750	$42,724
Customer time deposits issued in denominations of $100,000 or more	109,391	109,780

Total time deposits issued in denominations of $100,000 or more	$152,141	$152,504

As a percent of total deposits:
Noninterest bearing demand deposits	8.74%	8.18%
Interest checking deposits	9.29	8.96
Savings deposits	2.77	2.61
Money market deposits	22.59	22.94
Customer time deposits	46.26	47.05
Brokered certificates of deposit	10.35	10.26

Total time deposits issued in denominations of $100,000 or more	36.84	36.64

Liquidity

Liquidity management is the process of managing assets and liabilities, as well as their maturities, to ensure adequate funding for loan and deposit activities. Sources of liquidity come from both balance sheet and off-balance sheet sources. We define balance sheet liquidity as the relationship that net liquid assets have to unsecured liabilities. Net liquid assets are the sum of cash and cash items, less required reserves on demand and interest checking deposits, plus demand deposits due from banks, plus temporary investments, including federal funds sold, plus the fair value of investment securities, less collateral requirements related to public funds on deposit and repurchase agreements. Unsecured liabilities are equal to total liabilities less required cash reserves on noninterest-bearing demand deposits and interest checking deposits less the outstanding balances of all secured liabilities, whether secured by liquid assets or not. We consider off-balance sheet liquidity to include unsecured federal funds lines from other banks and loan collateral which may be used for additional advances from the Federal Home Loan Bank. As of March 31, 2012 our balance sheet liquidity ratio (net liquid assets as a percent of unsecured liabilities) amounted to 21.7% and our total liquidity ratio (balance sheet plus off-balance sheet liquidity) was 23.5%.

In addition, we have the ability to borrow $10.0 million from the discount window of the Federal Reserve, as well as lines of credit from correspondent banks of $14.0 million subject to our pledge of marketable securities, which could be used for temporary funding needs. We also have the ability to borrow from the Federal Home Loan Bank on similar terms. While we consider these arrangements sources of back-up funding, we do not consider them as liquidity sources because they require our pledge of liquid assets as collateral. We regularly borrow from the Federal Home Loan Bank as a normal part of our business. These advances, of which there were none at March 31, 2012, are secured by various types of real estate-secured loans. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at March 31, 2012 is adequate to meet its operating needs.

Interest Rate Sensitivity

Fluctuating interest rates, increased competition, and changes in the regulatory environment continue to significantly affect the importance of interest rate sensitivity management. Rate sensitivity arises when interest rates on assets change in a different period of time or in a different proportion to interest rates on liabilities. The primary objective of interest rate sensitivity management is to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. The Company uses an asset/liability simulation model to project potential changes to the Company’s net interest margin, net income, and economic value of equity based on simulated changes to market interest rates, namely the prime rate. Our goal is to maintain an interest rate sensitivity position as close to neutral as practicable whereby little or no change in interest income would occur as interest rates change. On March 31, 2012, we were cumulatively asset sensitive for the next twelve months, which means that our interest bearing assets would reprice more quickly than our interest bearing liabilities. Theoretically, our net interest margin will increase if market interest rates rise or decrease if market interest rates fall. However, the repricing characteristic of assets is different from the repricing characteristics of funding sources. Therefore, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

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

As described above, the Company and the Bank’s Boards of Directors entered into a regulatory consent order with their respective banking regulators during the second quarter of 2011 which, among other things, requires that the Bank maintain capital levels in excess of normal regulatory minimums, including a Leverage Capital Ratio of at least 8.0% and a Total Risk-Based Capital Ratio of at least 10.0%, and that the Company and the Bank seek the approval of their respective regulators prior to the payment of any cash dividend. At March 31, 2012, the Bank was not in compliance with the minimum capital requirements set forth in the consent order. As a result, the Bank will be required to present its federal and state regulators with a plan to increase its capital ratios to the required percentages. The Bank hired a consultant to help formulate this plan and assist in the exploration of other strategic alternatives.

At March 31, 2012, the Company’s leverage and Tier 1 risk-weighted Capital Ratios were 3.08% and 4.24%, respectively, which are below the minimum level required by regulatory guidelines. At March 31, 2012, the Company’s Total risk-weighted Capital Ratio was 6.27%, which is below the minimum level required by regulatory guidelines. At March 31, 2012, the Bank’s leverage and Tier 1 risk-weighted Capital Ratios were 3.75% and 5.18%, respectively, which are below the minimum levels required by regulatory guidelines. At March 31, 2012, the Bank’s Total risk-weighted Capital Ratio was 6.45%, which is below the minimum level required by regulatory guidelines. At March 31, 2012, the Bank’s leverage and Total risk-weighted Capital Ratios were both non-compliant with the levels specified in the above referenced consent order with bank regulators. Banks are placed into one of four capital categories based on the above three separate capital ratios. The four categories are “well-capitalized,” “adequately capitalized,” “under-capitalized” and “critically under-capitalized.” The Bank was considered “under-capitalized” as of March 31, 2012.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 and 2011

Overview. For the three months ended March 31, 2012, the Company incurred a net loss available to common shareholders of $2.7 million, or $0.70 per common share. This compares to a net loss of $3.4 million, or $0.88 per common share, for the three months ended March 31, 2011. The first quarter of 2012 had an increased level of costs related to foreclosed real estate that are still above the levels we experienced prior to 2008. Also contributing to the increased level of costs are costs in conjunction with compliance with the Consent Order with the FDIC and the North Carolina Office of the Commissioner of Banks and the Written Agreement with the Federal Reserve Bank of Richmond.

Net Interest Income. The Company’s net interest income for the three months ended March 31, 2012 totaled $3.1 million compared to $3.6 million at March 31, 2011. Net interest income decreased due to the loss of $51.1 million in interest earning assets offset by a decrease of $13.9 million of non-performing assets compared to March 31, 2011. The net interest margin decreased 21 basis points from 3.02% in the first quarter of 2011 to 2.81% in the first quarter of 2012.

Provision for Loan Losses. The loan loss provision amounted to $1.3 million for the quarter ended March 31, 2012, a decrease of $1.0 million, or 44.9%, from the $2.3 million provision recorded in the comparable quarter of 2011. Net charge-offs totaled $1.3 million in the first quarter of 2012 compared to $894,000 in the first quarter of 2011.

Noninterest Income. Noninterest income totaled $1.1 million for the three months ended March 31, 2012 compared to $402,000 for the comparable three-month period of 2011. Noninterest income includes customer service charges on deposit accounts, bank owned life insurance, and gains on investment securities. Excluding gains on sale of investment securities of $748,000 in 2012, noninterest income remained relatively flat for the three months ended March 31, 2012 and 2011.

Noninterest Expenses. Noninterest expenses totaled $5.0 million and $3.9 million for the three months ended March 31, 2012 and 2011, respectively. Excluding the increase of other real estate expenses of $589,000, noninterest expenses for the three months would have increased by $508,000. The increase in other real estate expense is primarily due to valuations performed on foreclosed assets. Other noninterest expenses affecting overhead cost were: (1) FDIC insurance assessment, which increased $148,000 due to increased rates; (2) director and shareholder expenses, which increased $86,000 due to increased premiums for director and officer liability insurance; (3) salaries and benefits, which increased $172,000 due to fully recognizing the addition of our special assets department; and (4) consultant fees, which increased $119,000 due to additional needs regarding the consent order.

Income Taxes. Provisions for income taxes for each quarter were made to increase the valuation allowance related to deferred tax assets, resulting in income tax expense of $368,000 during the three months ending March 31, 2012 compared to an income tax expense of $996,000 for the first quarter of 2011.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that it is able to record, process, summarize and report in a timely manner the information required to be disclosed in reports it files under the Exchange Act.

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

Item 1A. Risk Factors

Smaller reporting companies such as the Company are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

As disclosed on its Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2011, the Company has notified the United States Department of the Treasury of its intent to defer the payment of its regular quarterly cash dividends on its fixed rate cumulative perpetual preferred stock, series A, issued to the Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program. Therefore, the Company is currently in arrears with the dividend payments on the series A preferred stock. As of March 31, 2012, the amount of the arrearage on the dividend payments for the series A preferred stock was $911,547.50.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report.

31.01	Certification of our principal executive officer pursuant to Rule 13a-14(a)

31.02	Certification of our principal financial officer pursuant to Rule 13a-14(a)

32.01	Certification of our principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, in XBRL (eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: May 15, 2012	By:	/s/ Stephen R. Talbert
Stephen R. Talbert
President and Chief Executive Officer
(principal executive officer)

Date: May 15, 2012	By:	/s/ Megan W. Patton
Megan W. Patton
Vice President and Controller
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.01	Certification of our principal executive officer pursuant to Rule 13a-14(a)

31.02	Certification of our principal financial officer pursuant to Rule 13a-14(a)

32.01	Certification of our principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, in XBRL (eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.