Form 10-Q
period 2012-06-30
Bank of the Carolinas CORP
filed 2012-08-14
CIK 1365997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

On August 14, 2012 there were 3,895,840 outstanding shares of the registrant’s common stock.

BANK OF THE CAROLINAS CORPORATION

FORM 10-Q

June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bank of the Carolinas Corporation

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	June 30 2012	December 31 2011*
	(Unaudited)
Assets:
Cash and due from banks, noninterest-bearing	$3,884	$5,044
Interest-bearing deposits in banks	3,226	2,557

Cash and cash equivalents	7,110	7,601
Federal funds sold	48,465	28,165
Investment securities	105,609	112,404
Loans receivable	285,186	307,907
Less: Allowance for loan losses	(7,541)	(8,101)

Total loans, net	277,645	299,806
Premises and equipment	12,091	12,229
Other real estate owned	7,403	8,524
Bank owned life insurance	10,359	10,732
Deferred tax assets	—	—
Prepaid FDIC insurance assessment	1,396	2,200
Accrued interest receivable	1,263	1,503
Other assets	2,265	2,803

Total Assets	$473,606	$485,967

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$38,486	$34,034
Interest-checking deposits	38,363	37,306
Savings and money market deposits	103,613	106,308
Time deposits	226,986	238,565

Total deposits	407,448	416,213
Securities sold under agreements to repurchase	45,249	45,381
Subordinated debt	7,855	7,855
Other liabilities	3,023	2,485

Total Liabilities	463,575	471,934

Commitments and contingencies (Note 6)	—	—
Stockholders’ Equity:
Preferred stock, no par value	13,179	13,179
Discount on preferred stock	(570)	(716)
Common stock, $5 per share par value	19,479	19,479
Additional paid-in capital	12,992	12,991
Retained deficit	(35,336)	(32,453)
Accumulated other comprehensive income	287	1,553

Total Stockholders’ Equity	10,031	14,033

Total Liabilities and Stockholders’ Equity	$473,606	$485,967

Preferred shares authorized	3,000,000	3,000,000
Preferred shares issued and outstanding	13,179	13,179
Common shares authorized	15,000,000	15,000,000
Common shares issued and outstanding	3,895,840	3,895,840

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Interest income
Interest and fees on loans	$3,548	$4,489	$7,334	$9,139
Interest on securities	583	845	1,320	1,599
Other interest income	29	15	46	26

Total interest income	4,160	5,349	8,700	10,764

Interest expense
Interest on deposits	852	1,176	1,751	2,330
Interest on borrowed funds	564	891	1,128	1,504

Total interest expense	1,416	2,067	2,879	3,834

Net interest income	2,744	3,282	5,821	6,930
Provision for loan losses	233	6,572	1,525	8,917

Net interest income (loss) after provision for loan losses	2,511	(3,290)	4,296	(1,987)

Noninterest income
Customer service fees	289	328	570	633
Increase in value of bank owned life insurance	505	89	596	178
Gains on sales of investment securities	1,399	6	2,147	6
Other income	8	2	15	10

Total non-interest income	2,201	425	3,328	827

Noninterest expense
Salaries and benefits	1,785	1,604	3,543	3,190
Occupancy and equipment	479	527	983	1,069
FDIC insurance assessments	402	334	820	604
Data processing services	241	224	480	436
Valuation provisions and net operating costs associated with foreclosed real estate	252	2,747	1,091	2,997
Other	1,061	1,323	2,323	2,386

Total noninterest expense	4,220	6,759	9,240	10,682

Income (Loss) before income taxes	492	(9,624)	(1,616)	(11,842)
Provision for income taxes	424	—	792	996

Net income (loss)	68	(9,624)	(2,408)	(12,838)
Dividends and accretion on preferred stock	(238)	(232)	(475)	(464)

Net loss available to common stockholders	$(170)	$(9,856)	$(2,883)	$(13,302)

Loss per common share:
Basic	$(0.04)	$(2.53)	$(0.74)	$(3.41)

Diluted	$(0.04)	$(2.53)	$(0.74)	$(3.41)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Comprehensive Loss

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net income (loss)	$68	$(9,624)	$(2,408)	$(12,838)
Other comprehensive income (loss):
Unrealized holding gains on securities available-for-sale	296	1,223	89	1,004
Reclassification adjustment for gains realized in net income (loss)	(1,399)	(6)	(2,147)	(6)
Income tax effect	424	(469)	792	(384)

Total other comprehensive income (loss), net of income tax effect	(679)	748	(1,266)	614

Total comprehensive loss	$(611)	$(8,876)	$(3,674)	$(12,224)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30
	2012	2011
Cash flows from operating activities:
Net loss	$(2,408)	$(12,838)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	1,525	8,917
Stock based compensation expense (benefit)	1	(5)
Loss on disposal of premises and equipment	—	3
Depreciation and amortization	437	504
Change in valuation allowance on other real estate owned	805	2,528
(Gain) loss on sale of other real estate owned	(10)	176
Gains on sales of investment securities	(2,147)	(6)
Decrease (Increase) in bank owned life insurance	373	(178)
Net amortization/accretion of premiums and discounts on investments	373	398
Net change in other assets	1,719	1,494
Net change in other liabilities	209	596

Net cash provided by operating activities	877	1,589

Cash flows from investing activities:
Net change in federal funds sold	(20,300)	1,155
Purchases of premises and equipment	(299)	(82)
Purchases of securities	(86,266)	(21,926)
Proceeds from sales, calls, maturities and principal repayments of securities available for sale	92,778	14,371
Redemption of FHLB stock	654	65
Proceeds from sales of other real estate owned	3,302	1,420
Net decrease in loans	17,660	9,565

Net cash provided by investing activities	7,529	4,568

Cash flows from financing activities:
Net increase (decrease) in deposits	(8,765)	9,929
Net repayments of other borrowings	—	(12,000)
Net increase (decrease) in repurchase agreements	(132)	107
Cash dividends paid on preferred stock	—	(330)

Net cash used by financing activities	(8,897)	(2,294)

Net increase (decrease) in cash and cash equivalents	(491)	3,863
Cash and cash equivalents at beginning of period	7,601	10,565

Cash and cash equivalents at end of period	$7,110	$14,428

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,752	$3,425

Noncash investing and financing activities:
Change in fair value of securities available for sale, net of tax	$(1,266)	$614

Transfer from loans to other real estate owned	$2,976	$1,876

Dividends declared, not paid	$329	$329

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(dollars in thousands)

	Preferred Stock		Discount on Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2010	13,179	$13,179	$(991)	3,897,174	$19,486	$12,988	$(3,268)	$310	$41,704
Net loss	—	—	—	—	—	—	(12,839)	—	(12,839)
Other comprehensive loss	—	—	—	—	—	—	—	614	614

Total comprehensive loss	—	—	—	—	—	—	—	—	(12,225)

Stock based compensation benefit	—	—	—	—	—	(5)	—	—	(5)
Discount accretion on preferred stock	—	—	135	—	—	—	(135)	—	—
Dividends accrued on preferred stock	—	—	—	—	—	—	(329)	—	(329)

Balance, June 30, 2011	13,179	$13,179	$(856)	3,897,174	$19,486	$12,983	$(16,571)	$924	$29,145

Balance, December 31, 2011	13,179	$13,179	$(716)	3,895,840	$19,479	$12,991	$(32,453)	$1,553	$14,033
Net loss	—	—	—	—	—	—	(2,408)	—	(2,408)
Other comprehensive loss	—	—	—	—	—	—	—	(1,266)	(1,266)

Total comprehensive loss	—	—	—	—	—	—	—	—	(3,674)

Stock based compensation expense	—	—	—	—	—	1	—	—	1
Discount accretion on preferred stock	—	—	146	—	—	—	(146)	—	—
Dividends accrued on preferred stock	—	—	—	—	—	—	(329)	—	(329)

Balance, June 30, 2012	13,179	$13,179	$(570)	3,895,840	$19,479	$12,992	$(35,336)	$287	$10,031

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the financial information included in these unaudited financial statements reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 2012 and December 31, 2011 and for the three- and six-month periods ended June 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

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

Earnings (loss) per share have been computed based on the following (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss applicable to common stockholders	$(170)	$(9,856)	$(2,883)	$(13,302)

Weighted average number of common shares outstanding	3,895,840	3,897,174	3,895,840	3,897,174

Weighted average number of diluted common shares outstanding	3,895,840	3,897,174	3,895,840	3,897,174

Common stock options and common stock warrants - anti-dilutive	497,605	502,205	497,605	502,205

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

NOTE 3. INVESTMENT SECURITIES

The amortized cost, estimated fair values and carrying values of the investment securities portfolios at the indicated dates are summarized as follows (dollars in thousands):

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agencies securities	$52,616	$247	$53	$52,810	$52,810
State and municipal bonds	2,122	—	46	2,076	2,076
Corporate securities	966	27	—	993	993
Mortgage-backed securities	47,489	291	28	47,752	47,752

Total investment securities available for sale	103,193	565	127	103,631	103,631
Investment securities held to maturity:
Corporate securities	1,978	43	235	1,786	1,978

Total investment securities	$105,171	$608	$362	$105,417	$105,609

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agencies securities	$43,131	$1,128	$—	$44,259	$44,259
State and municipal bonds	3,433	157	—	3,590	3,590
Corporate securities	963	54	—	1,017	1,017
Mortgage-backed securities	60,415	1,188	32	61,571	61,571

Total investment securities available for sale	107,942	2,527	32	110,437	110,437
Investment securities held to maturity:
Corporate securities	1,967	67	235	1,799	1,967

Total investment securities	$109,909	$2,594	$267	$112,236	$112,404

Management of the Bank believes all unrealized losses on available-for-sale securities as of June 30, 2012 represent temporary impairments related to market fluctuations. The unrealized losses on our securities are a nominal portion of the total value of the portfolio. The Bank has no intention of selling these securities before their maturity and has the appropriate sources of liquidity to hold these securities until maturity in order to minimize the likelihood recognized losses will occur.

The fair values of securities with unrealized losses at June 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

June 30, 2012:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Temporarily impaired securities:
U.S. Government agency securities	$12,938	$53	$—	$—	$12,938	$53
State and municipal securities	2,076	46	—	—	2,076	46
Mortgage-backed securities	16,456	28	—	—	16,456	28
Corporate securities	—	—	1,000	235	1,000	235

Total	$31,470	$127	$1,000	$235	$32,470	$362

December 31, 2011:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Temporarily impaired securities:
U.S. Government agency securities	$—	$—	$—	$—	$—	$—
State and municipal securities	—	—	—	—	—	—
Mortgage-backed securities	3,071	32	—	—	3,071	32
Corporate securities	—	—	1,000	235	1,000	235

Total	$3,071	$32	$1,000	$235	$4,071	$267

NOTE 4. LOANS

The loan portfolio as of the dates indicated is summarized below (dollars in thousands):

	June 30, 2012	December 31, 2011
Real estate loans:
1-4 family residential	$73,306	$78,631
Commercial real estate	120,646	126,849
Construction and development	30,222	33,081
Home equity	28,524	29,727

Total real estate loans	252,698	268,288

Commercial business and other loans	27,379	34,271

Consumer loans:
Installment	3,290	3,490
Other	1,819	1,858

Total consumer loans	5,109	5,348

Gross loans receivable	285,186	307,907
Allowance for loan losses	(7,541)	(8,101)

Loans, net	$277,645	$299,806

Impaired loans, segregated by class of loans, are summarized as follows as of the dates indicated (dollars in thousands):

	June 30, 2012					December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate	$2,016	$2,992	$—	$3,022	$77	$1,533	$2,413	$—	$2,518	$121
Commercial Real Estate
Owner occupied	3,095	3,413	—	3,439	82	4,352	8,513	—	9,402	319
Income producing	4,500	4,945	—	4,959	136	4,226	4,634	—	4,677	279
Multifamily	660	806	—	815	21	708	826	—	829	44
Construction & Development
1 - 4 Family	362	362	—	362	9	387	387	—	393	20
Other	3,324	3,879	—	3,908	105	3,288	3,702	—	3,883	203
Farmland	362	362	—	362	5	—	—	—	—	—
Residential
Equity Lines	230	233	—	235	4	38	39	—	41	2
1 - 4 Family	6,816	8,224	—	8,274	213	7,920	9,491	—	9,577	563
Junior Liens	241	259	—	261	8	58	73	—	75	6
Consumer - Non Real Estate	74	75	—	75	2	58	58	—	59	4

Total loans with no allowance	$21,680	$25,550	$—	$25,712	$662	$22,568	$30,136	$—	$31,454	$1,561

With an allowance recorded:
Commercial - Non Real Estate	$2,498	$2,498	$57	$2,541	$53	$2,409	$2,408	$74	$2,482	$105
Commercial Real Estate
Owner occupied	3,175	3,175	133	3,202	85	1,836	1,886	64	1,902	119
Income producing	7,064	7,120	181	7,147	173	6,424	6,479	224	6,586	278
Multifamily	1,327	1,360	57	1,368	25	1,282	1,316	68	1,345	31
Construction & Development
1 - 4 Family	399	399	9	402	10	380	380	9	396	21
Other	3,128	3,128	149	3,132	62	2,920	2,920	91	2,955	130
Farmland	—	—	—	—	—	980	980	—	982	50
Residential
Equity Lines	—	—	—	—	—	—	—	—	—	—
1 - 4 Family	6,400	6,430	229	6,466	130	7,201	7,212	237	7,265	277
Junior Liens	325	325	—	327	9	398	398	3	469	24
Consumer - Non Real Estate	—	—	—	—	—	—	—	—	—	—

Total loans with an allowance	$24,316	$24,435	$815	$24,585	$547	$23,830	$23,979	$770	$24,382	$1,035

Total:
Commercial - Non Real Estate	$4,514	$5,490	$57	$5,563	$130	$3,942	$4,821	$74	$5,000	$226
Commercial Real Estate	$19,821	$20,819	$371	$20,930	$522	$18,828	$23,654	$356	$24,741	$1,070
Construction & Development	$7,575	$8,130	$158	$8,166	$191	$7,955	$8,369	$100	$8,609	$424
Residential	$14,012	$15,471	$229	$15,563	$364	$15,615	$17,213	$240	$17,427	$872
Consumer - Non Real Estate	$74	$75	$—	$75	$2	$58	$58	$—	$59	$4

Totals	$45,996	$49,985	$815	$50,297	$1,209	$46,398	$54,115	$770	$55,836	$2,596

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. Troubled debt restructurings (TDRs) are a subset of impaired loans and totaled $39.3 million at June 30, 2012 and $35.6 million at December 31, 2011.

The following tables illustrate TDR information for the three and six months ended June 30, 2012:

	For the three months ended June 30, 2012			For the six months ended June 30, 2012
Troubled Debt Restructuring	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial - Non Real Estate	6	$448	$448	10	$520	$520
Commercial - Real Estate	2	1,802	1,802	5	3,136	3,136
Construction & Development	3	747	747	6	1,131	1,131
Residential	5	454	454	19	2,032	2,032
Consumer - Non Real Estate	—	—	—	1	18	18

Totals	16	$3,451	$3,451	41	$6,837	$6,837

For the purposes of this report, default is defined as being 90-days past due or on non-accrual status without performance. The following tables illustrate loans restructured in the twelve months prior to June 30, 2012 that went into default during the three- and six-month period ended June 30, 2012.

	Three months ended June 30, 2012		Six months ended June 30, 2012
Troubled Debt Restructuring That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial - Non Real Estate	—	$—	—	$—
Commercial - Real Estate	—	—	—	—
Construction & Development	—	—	—	—
Residential	1	69	1	69
Consumer - Non Real Estate	—	—	—	—

Totals	1	$69	1	$69

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, reclassified to loans held for sale, or foreclosed and sold. Included in the allowance for loan losses at June 30, 2012 was an impairment reserve for TDRs in the amount of $815,000.

Non-accrual loans and an age analysis of past due loans, segregated by class of loans, were as follows (dollars in thousands):

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-accrual Loans
June 30, 2012:
Commercial - Non Real Estate	$198	$109	$823	$1,130	$26,249	$27,379	$—	$1,294
Commercial Real Estate
Owner occupied	337	—	—	337	62,345	62,682	—	367
Income producing	—	—	2,250	2,250	47,814	50,064	—	2,623
Multifamily	660	—	—	660	7,240	7,900	—	660
Construction & Development
1 - 4 Family	—	739	—	739	782	1,521	—	—
Other	94	—	258	352	27,987	28,339	—	1,280
Farmland	—	—	—	—	362	362	—	—
Residential
Equity Lines	—	—	97	97	28,427	28,524	—	230
1 - 4 Family	2,235	360	281	2,876	68,977	71,853	—	3,045
Junior Liens	—	112	—	112	1,341	1,453	—	36
Consumer - Non Real Estate	24	8	—	32	3,258	3,290	—	8
Other	—	—	—	—	1,819	1,819	—	—

Total	$3,548	$1,328	$3,709	$8,585	$276,601	$285,186	$—	$9,543

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-accrual Loans
December 31, 2011:
Commercial - Non Real Estate	$785	$559	$429	$1,773	$32,498	$34,271	$—	$1,246
Commercial Real Estate
Owner occupied	319	270	957	1,546	74,706	76,252	—	4,438
Income producing	2,250	—	2,848	5,098	38,896	43,994	—	4,021
Multifamily	59	708	—	767	5,836	6,603	—	708
Construction & Development
1 - 4 Family	—	—	24	24	3,056	3,080	—	24
Other	—	—	976	976	27,683	28,659	—	1,740
Farmland	—	—	—	—	1,342	1,342	—	—
Residential
Equity Lines	137	99	—	236	29,491	29,727	—	38
1 - 4 Family	1,442	1,458	2,938	5,838	71,182	77,020	—	6,779
Junior Liens	14	—	19	33	1,578	1,611	—	58
Consumer - Non Real Estate	31	5	—	36	3,454	3,490	—	10
Other	—	—	—	—	1,858	1,858	—	—

Total	$5,037	$3,099	$8,191	$16,327	$291,580	$307,907	$—	$19,062

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the loans and leases were categorized as follows (dollars in thousands):

	June 30, 2012
Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial - Non Real Estate	$20,344	$3,153	$3,576	$306	$—
Commercial Real Estate
Owner occupied	40,886	12,213	9,583	—	—
Income producing	27,848	10,602	11,614	—	—
Multifamily	5,197	716	1,987	—	—
Construction & Development
1 - 4 Family	522	260	739	—	—
Other	14,507	11,588	2,244	—	—
Farmland	—	—	362	—	—

Totals	$109,304	$38,532	$30,105	$306	$—

Total:
Commercial - Non Real Estate	$20,344	$3,153	$3,576	$306	$—
Commercial Real Estate	$73,931	$23,531	$23,184	$—	$—
Construction & Development	$15,029	$11,848	$3,345	$—	$—

Totals	$109,304	$38,532	$30,105	$306	$—

	December 31, 2011
Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial - Non Real Estate	$26,552	$3,606	$3,727	$386	$—
Commercial Real Estate
Owner occupied	54,739	8,547	12,854	112	—
Income producing	29,583	3,604	10,807	—	—
Multifamily	3,820	793	1,990	—	—
Construction & Development
1 - 4 Family	1,081	1,255	744	—	—
Other	18,191	8,199	1,988	281	—
Farmland	—	362	980	—	—

Totals	$133,966	$26,366	$33,090	$779	$—

Total:
Commercial - Non Real Estate	$26,552	$3,606	$3,727	$386	$—
Commercial Real Estate	$88,142	$12,944	$25,651	$112	$—
Construction & Development	$19,272	$9,816	$3,712	$281	$—

Totals	$133,966	$26,366	$33,090	$779	$—

All consumer-related loans, including residential real estate and non-real estate, are evaluated and monitored based upon payment activity. Once a consumer-related loan becomes past due on a recurring basis, the Company will pull that loan out of the homogenized pool and evaluate it individually for impairment. At this time, the consumer-related loan may be placed on the Company’s internal watch list and risk rated either special mention or substandard, depending upon the individual circumstances. Consumer-related loans at June 30, 2012 and December 31, 2011, segregated by class of loans, were as follows (dollars in thousands):

	June 30, 2012		December 31, 2011
Risk Based on Payment Activity	Performing	Non- Performing	Performing	Non- Performing
Residential
Equity Lines	$28,294	$230	$29,689	$38
1 - 4 Family	70,562	1,291	73,427	3,593
Junior Liens	1,453	—	1,592	19
Consumer - Non Real Estate
Credit Cards	—	—	—	—
Other	3,282	8	3,480	10

Totals	$103,591	$1,529	$108,188	$3,660

Total:
Residential	$100,309	$1,521	$104,708	$3,650
Consumer - Non Real Estate	$3,282	$8	$3,480	$10

Totals	$103,591	$1,529	$108,188	$3,660

NOTE 5. ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance is necessary to reserve for, in the judgment of management, estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans.

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

Changes in the allowance for loan losses by segment, since their respective year-end, are as follows (dollars in thousands):

	June 30, 2012					June 30, 2011
	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance
Commercial - Non Real Estate	$2,247	$(361)	$100	$(311)	$1,675	$2,252	$(2,077)	$179	$2,430	$2,784
Commercial Real Estate
Owner occupied	1,794	(497)	67	213	1,577	1,055	(4,570)	21	3,958	464
Income producing	547	—	47	(55)	539	99	(54)	—	91	136
Multifamily	80	—	—	12	92	—	—	—	—	—
Construction & Development
1 - 4 Family	58	—	1	(27)	32	181	(168)	4	128	145
Other	661	(653)	57	723	788	486	(362)	97	243	464
Farmland	—	—	—	—	—	—	—	—	—	—
Residential
Equity Lines	279	(18)	5	3	269	459	(672)	2	325	114
1 - 4 Family	1,168	(905)	83	958	1,304	1,078	(1,426)	6	1,353	1,011
Consumer - Non Real Estate	143	(24)	13	(1)	131	161	(85)	10	57	143
Unallocated	1,124	—	—	10	1,134	1,092	—	—	332	1,424

Total	$8,101	$(2,458)	$373	$1,525	$7,541	$6,863	$(9,414)	$319	$8,917	$6,685

As of June 30, 2012 and December 31, 2011, loans were evaluated for impairment as follows (dollars in thousands):

	Individually Evaluated for Impairment
	June 30, 2012		December 31, 2011
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$57	$5,029	$74	$5,451
Commercial Real Estate
Owner occupied	133	6,720	64	6,188
Income producing	181	11,123	224	10,650
Multifamily	57	1,987	68	1,990
Construction & Development
1 - 4 Family	9	761	9	1,668
Other	149	6,443	91	5,307
Farmland	—	362	—	—
Residential
Equity Lines	—	230	—	38
1 - 4 Family	229	13,267	240	15,048
Consumer - Non Real Estate	—	74	—	58
Unallocated	—	—	—	—

Total	$815	$45,996	$770	$46,398

	Collectively Evaluated for Impairment
	June 30, 2012		December 31, 2011
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$1,618	$22,350	$2,173	$28,820
Commercial Real Estate
Owner occupied	1,444	55,962	1,730	70,064
Income producing	358	38,941	323	33,344
Multifamily	35	5,913	12	4,613
Construction & Development
1 - 4 Family	23	760	49	1,412
Other	639	21,896	570	23,352
Farmland	—	—	—	1,342
Residential
Equity Lines	269	28,294	279	29,689
1 - 4 Family	1,075	60,039	928	63,583
Consumer - Non Real Estate	131	3,216	143	3,432
Unallocated	1,134	1,819	1,124	1,858

Total	$6,726	$239,190	$7,331	$261,509

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

The Company’s risk of loss related to unfunded loan commitments and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table presents a summary of outstanding financial instruments whose contract amounts represent credit risk as of June 30, 2012 (dollars in thousands):

Unfunded loan commitments	$28,090
Financial standby letters of credit	2,477

Total unused commitments	$30,567

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

The following table summarizes the Company’s assets measured at fair value at the dates indicated (dollars in thousands):

	At June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$52,810	$—	$52,810	$—
State and municipals	2,076	—	2,076	—
Corporate	993	—	993	—
Mortgage-backed	47,752	—	47,752	—
Assets valued on a non-recurring basis
Impaired loans	45,181	—	45,181	—
Other real estate owned	7,403	—	7,403	—

Total	$156,215	$—	$156,215	$—

	At December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$44,259	$—	$44,259	$—
State and municipals	3,590	—	3,590	—
Corporate	1,017	—	1,017	—
Mortgage-backed	61,571	—	61,571	—
Assets valued on a non-recurring basis
Impaired loans	45,628	—	45,628	—
Other real estate owned	8,524	—	8,524	—

Total	$164,589	$—	$164,589	$—

NOTE 9. BORROWED FUNDS

A summary of the Company’s outstanding borrowings and the annual rate of interest currently payable on each category is presented in the following table at the dates indicated (dollars in thousands):

	June 30, 2012		December 31, 2011
	Outstanding Balance	Annual Interest Rate	Outstanding Balance	Annual Interest Rate
Securities sold under overnight repurchase agreements	$249	0.10%	$381	0.10%
Securities sold under term repurchase agreements	45,000	4.38	45,000	4.38
Trust preferred securities	5,155	3.37	5,155	3.49
Subordinated debt	2,700	4.00	2,700	4.00

Total borrowed funds	$53,104	4.24%	$53,236	4.24%

The Bank engages from time-to-time in federal funds purchases from upstream correspondent institutions to meet temporary funding needs. There were none of these transactions outstanding at the close of either period presented in the above table.

The Bank had a total of $45.0 million of borrowings in the form of securities sold under term repurchase agreements that were entered into during 2008. These borrowings are secured by marketable investment securities equal to approximately 109.5% of the principal balances outstanding plus accrued interest and the value of an imbedded interest rate cap. The following table contains certain pertinent information with respect to these agreements at June 30, 2012 (dollars in thousands):

	Outstanding Principal Balance	Annual Effective Interest Rate	Final Maturity Date	Beginning Quarterly Call Dates	Collateral Requirement
Agreement dated 7/8/2008	$25,000	4.85%	7/8/2018	7/8/2013	$8,464
Agreement dated 8/20/2008	20,000	3.78	8/20/2015	8/20/2011	4,500

Total	$45,000	4.38%			$12,964

The Bank utilizes borrowings from the Federal Home Loan Bank (“FHLB”) as a source of liquidity. At June 30, 2012, the Bank had immediately available credit of $9.2 million. There were no advances from the FHLB at quarter-end.

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

NOTE 10. STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company has 3.0 million shares of preferred stock authorized. There were 13,179 shares of preferred stock issued and outstanding with a $1,000 per share liquidation preference on June 30, 2012 and December 31, 2011. All of the shares were issued on April 17, 2009 in connection with the Company’s participation in the U.S. Treasury’s TARP Capital Purchase Program.

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

Common Stock:

The Company has 15.0 million shares of $5 par value common stock authorized. There were 3,895,840 shares of common stock issued and outstanding at June 30, 2012 and December 31, 2011, respectively.

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

An evaluation of the probability of being able to realize the future benefits of deferred tax assets is made. A valuation allowance is provided for the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management has established a deferred tax asset valuation allowance as of June 30, 2012 of $14.2 million. There was a $12.7 million valuation allowance as of December 31, 2011. The valuation allowance has been established because management believes current overall credit trends, as well as actual and forecasted performance, raise significant concern over the ability of the Company to realize the components of its deferred tax assets relating to net operating losses and the allowances for losses on loans and OREO.

NOTE 12. GOING CONCERN

Going Concern Considerations

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In making this assessment, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of June 30, 2012. The Company has had a history of profitable operations prior to 2008 and sufficient sources of liquidity to meet its short-term and long-term funding needs.

The effects of the current economic environment are being felt across many industries, with financial services and real estate being particularly hard-hit, and have been particularly severe during the last 42 months. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, including residential construction and development loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans made by the Bank. As a result, the Bank’s level of nonperforming assets has increased substantially during 2010 and 2011. The significant losses in 2010, 2011, and the first six months of 2012, which were primarily related to credit losses and the valuation allowance on deferred tax assets, reduced the Company’s capital levels. In order to again become well capitalized under federal banking agencies’ guidelines, management believes that the Company will need to raise additional capital to recapitalize the Bank and to absorb the potential future credit losses associated with the disposition of its nonperforming assets. Accordingly, management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity in public or private offerings. Management is actively evaluating a number of potential capital sources, asset reductions, and other balance sheet management strategies with the goal of increasing its level of regulatory capital to support its balance sheet long-term. Management is currently reducing and otherwise restructuring its balance sheet to improve capital ratios.

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

Both the Company and the Bank actively manage liquidity and cash flow needs. The Bank is prohibited from declaring or paying dividends without prior approval of the FDIC or the North Carolina Commissioner of Banks and the Company is prohibited from declaring or paying dividends without the prior approval from the Federal Reserve. Even if these requirements were not in place, the Company does not intend to declare or pay dividends to shareholders at any time in the foreseeable future. At June 30, 2012, the Company had $7.1 million of cash and cash equivalents. The Company has no long-term debt maturing in 2012 or 2013.

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

Balance Sheet Reduction – Management currently is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At June 30, 2012, risk-weighted assets had been reduced by $88.7 million since December 31, 2010. Reductions occurred primarily in the commercial loan portfolio. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in other borrowings by $22.0 million. Because asset reductions exceeded liability reductions in the eighteen months ending June 30, 2012, cash balances and temporary investments increased by $35.7 million.

Earnings – In June 2011, the Bank retired $10.0 million in FHLB advances and paid an early redemption penalty of $273,000 to the FHLB for the retirement of these advances. In November 2011, the Bank retired an additional advance of $10.0 million due to the FHLB and paid an early redemption penalty of $7,000. The advances had a remaining average life of 1.0 year and an average interest rate of 1.21%. The Bank is prohibited from accepting or rolling over any brokered certificates of deposits. Since April 2011, the brokered certificates of deposit had maturities ranging from 2 months to 27 months with interest rates ranging from 0.75% to 2.40%. As these matured and continue to mature, the Bank replaced and will continue to replace these funds with institutional certificates of deposit with average interest rates of 0.50%. As a result of these changes, the interest expense savings during 2012 will have a positive impact on net interest margin.

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

Written Agreement with Federal Reserve

The Company entered into a written agreement (the “Agreement”) with the Federal Reserve Bank of Richmond on August 26, 2011. The description of the Agreement set forth below is qualified in its entirety by reference to the full text of the Agreement, a copy of which is included as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2011, and incorporated herein by reference.

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

Capital Requirements. While the Order is in effect, the Bank must maintain a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 10%. If the Bank’s capital ratios are below these levels as of the date of any call report or regulatory examination, the Bank must, within 30 days from receipt of a written notice of capital deficiency from its regulators, present a plan to increase capital to meet the requirements of the Order. At June 30, 2012, the Bank was not in compliance with the capital requirements contained in the Order.

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

CHANGES IN FINANCIAL CONDITION

Total Assets

At June 30, 2012, total assets were $473.6 million, a decrease of 2.5% compared to $486.0 million at December 31, 2011. The asset decrease was primarily the result of reductions in the loan portfolio, including net charge-offs of $2.1 million. The Company had earning assets of $442.5 million at June 30, 2012 consisting of $285.2 million in loans, $105.6 million in investment securities, and $51.7 million in temporary investments. Stockholders’ equity was $10.0 million at June 30, 2012 compared to $14.0 million at December 31, 2011.

Investment Securities

Investment securities totaled $105.6 million at June 30, 2012, compared to $112.4 million at December 31, 2011. The decrease was primarily a result of sales, call, and maturities which generated proceeds of $92.8 million. The Company purchased $86.3 million of investment securities during the six months. The balance of proceeds will be reinvested during the third quarter of 2012. A summary of the Company’s investment securities holdings by major category at June 30, 2012 and December 31, 2011 is included in Note 3 of “Notes to Consolidated Financial Statements”.

Loans and Allowance for Loan Losses

At June 30, 2012, the loan portfolio totaled $285.2 million and represented 60.2% of total assets compared to $307.9 million or 63.4% of total assets at December 31, 2011. Total loans at June 30, 2012 decreased $22.7 million or 7.4% from December 31, 2011. The decrease in loans outstanding in the six-month period is the result of net charge-offs of $2.1 million and principal repayments in excess of new loans originated due to slower loan demand under the current economic conditions. Real estate loans, including commercial real estate, constituted approximately 85% of the loan portfolio, and commercial business and other loans comprised approximately 15% of the total loan portfolio at both June 30, 2012 and December 31, 2011.

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

The allowance for loan losses at June 30, 2012, amounted to $7.5 million, a decrease of $560,000, or 6.9% from December 31, 2011. The allowance consists of specific reserves of $815,000 and a general allowance $6.7 million. The Bank’s provisions for loan losses amounted to $1.5 million during the six months ended June 30, 2012 compared to $8.9 million during the six months ended June 30, 2011. While the Company has not participated in “subprime” lending activities, we have been affected by the economic downturn in our markets. We continue to work with our customers with troubled credit relationships to the extent that it is reasonably possible.

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

The following table summarizes information regarding our nonaccrual loans, other real estate owned, and 90-day and over past due loans as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012	December 31, 2011
Loans accounted for on a nonaccrual basis:
Real estate loans:
1-4 family residential	$3,311	$6,875
Commercial real estate	3,650	9,167
Construction and development	1,280	1,764

Total real estate loans	8,241	17,806
Commercial business and other loans	1,294	1,246
Consumer loans	8	10

Total nonaccrual loans	9,543	19,062
Accruing loans which are contractually past due 90 days or more	—	—

Total nonperforming loans	9,543	19,062
Other real estate owned	7,403	8,524

Total nonperforming assets	$16,946	$27,586

Total nonperforming loans as a percentage of loans	3.35%	6.19%
Allowance for loan losses as a percentage of total nonperforming loans	79.02%	42.50%
Allowance for loan losses as a percentage of total loans	2.64%	2.63%
Total nonperforming assets as a percentage of loans and other real estate owned	5.79%	8.72%
Total nonperforming assets as a percentage of total assets	3.58%	5.68%

Deposits

The Company’s deposit services include business and individual checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRA deposits and certificates of deposit. At June 30, 2012, total deposits were $407.4 million compared to $416.2 million at December 31, 2011. The June 30, 2012 amount represents a decrease of 2.1% from December 31, 2011, which is mainly recognized in customer time deposits, brokered CDs, and money market deposits. At June 30, 2012, the deposit mix was comparable to December 31, 2011.

The following table presents a breakdown of our deposit base at June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012	December 31, 2011
Noninterest bearing demand deposits	$38,486	$34,034
Interest checking deposits	38,363	37,306
Savings deposits	11,421	10,854
Money market deposits	92,192	95,454
Customer time deposits	189,417	195,841
Brokered certificates of deposit	37,569	42,724

Total deposits	$407,448	$416,213

Time deposits $100,000 or more:
Brokered certificates of deposit	$37,569	$42,724
Customer time deposits issued in denominations of $100,000 or more	110,746	109,780

Total time deposits issued in denominations of $100,000 or more	$148,315	$152,504

As a percent of total deposits:
Noninterest bearing demand deposits	9.45%	8.18%
Interest checking deposits	9.42	8.96
Savings deposits	2.80	2.61
Money market deposits	22.63	22.93
Customer time deposits	46.49	47.05
Brokered certificates of deposit	9.22	10.26

Total time deposits issued in denominations of $100,000 or more	36.40	36.64

Liquidity

Liquidity management is the process of managing assets and liabilities, as well as their maturities, to ensure adequate funding for loan and deposit activities. Sources of liquidity come from both balance sheet and off-balance sheet sources. We define balance sheet liquidity as the relationship that net liquid assets have to unsecured liabilities. Net liquid assets are the sum of cash and cash items, less required reserves on demand and interest checking deposits, plus demand deposits due from banks, plus temporary investments, including federal funds sold, plus the fair value of investment securities, less collateral requirements related to public funds on deposit and repurchase agreements. Unsecured liabilities are equal to total liabilities less required cash reserves on noninterest-bearing demand deposits and interest checking deposits less the outstanding balances of all secured liabilities, whether secured by liquid assets or not. We consider off-balance sheet liquidity to include unsecured federal funds lines from other banks and loan collateral which may be used for additional advances from the Federal Home Loan Bank. As of June 30, 2012 our balance sheet liquidity ratio (net liquid assets as a percent of unsecured liabilities) amounted to 23.26% and our total liquidity ratio (balance sheet plus off-balance sheet liquidity) was 24.97%.

In addition, we have the ability to borrow $10.0 million from the discount window of the Federal Reserve, as well as lines of credit from correspondent banks of $14.0 million subject to our pledge of marketable securities, which could be used for temporary funding needs. We also have the ability to borrow from the Federal Home Loan Bank on similar terms. While we consider these arrangements sources of back-up funding, we do not consider them as liquidity sources because they require our pledge of liquid assets as collateral. We regularly borrow from the Federal Home Loan Bank as a normal part of our business. These advances, of which there were none at June 30, 2012, are secured by various types of real estate-secured loans. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at June 30, 2012 is adequate to meet its operating needs.

Interest Rate Sensitivity

Fluctuating interest rates, increased competition, and changes in the regulatory environment continue to significantly affect the importance of interest rate sensitivity management. Rate sensitivity arises when interest rates on assets change in a different period of time or in a different proportion to interest rates on liabilities. The primary objective of interest rate sensitivity management is to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. The Company uses an asset/liability simulation model to project potential changes to the Company’s net interest margin, net income, and economic value of equity based on simulated changes to market interest rates, namely the prime rate. Our goal is to maintain an interest rate sensitivity position as close to neutral as practicable whereby little or no change in interest income would occur as interest rates change. On June 30, 2012, we were cumulatively asset sensitive for the next twelve months, which means that our interest bearing assets would reprice more quickly than our interest bearing liabilities. Theoretically, our net interest margin will increase if market interest rates rise or decrease if market interest rates fall. However, the repricing characteristic of assets is different from the repricing characteristics of funding sources. Therefore, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

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

As described above, the Company and the Bank’s Boards of Directors entered into a regulatory consent order with their respective banking regulators during the second quarter of 2011 which, among other things, requires that the Bank maintain capital levels in excess of normal regulatory minimums, including a Leverage Capital Ratio of at least 8.0% and a Total Risk-Based Capital Ratio of at least 10.0%, and that the Company and the Bank seek the approval of their respective regulators prior to the payment of any cash dividend. At June 30, 2012, the Bank was not in compliance with the minimum capital requirements set forth in the consent order. As a result, the Bank will be required to present its federal and state regulators with a plan to increase its capital ratios to the required percentages. The Bank hired a consultant to help formulate this plan and assist in the exploration of other strategic alternatives.

At June 30, 2012, the Company’s leverage and Tier 1 risk-weighted Capital Ratios were 3.09% and 4.33%, respectively, which are below the minimum level required by regulatory guidelines. At June 30, 2012, the Company’s Total risk-weighted Capital Ratio was 6.38%, which is below the minimum level required by regulatory guidelines. At June 30, 2012, the Bank’s leverage and Tier 1 risk-weighted Capital Ratios were 3.83% and 5.37%, respectively, which are below the minimum levels required by regulatory guidelines. At June 30, 2012, the Bank’s Total risk-weighted Capital Ratio was 6.63%, which is below the minimum level required by regulatory guidelines. At June 30, 2012, the Bank’s leverage and Total risk-weighted Capital Ratios were both non-compliant with the levels specified in the above referenced consent order with bank regulators. Banks are placed into one of five capital categories based on the above three separate capital ratios. The five categories are “well-capitalized,” “adequately capitalized,” “under-capitalized”, “significantly under-capitalized” and “critically under-capitalized.” The Bank was considered “under-capitalized” as of June 30, 2012.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 and 2011

Overview. For the three months ended June 30, 2012, the Company incurred a net loss available to common shareholders of $170,000, or $0.04 per common share. This compares to a net loss of $9.9 million, or $2.53 per common share, for the three months ended June 30, 2011. The second quarter of 2012 had an improved level of costs related to foreclosed real estate compared to the second quarter of 2011. Other noninterest expenses are still elevated due to costs in conjunction with compliance with the Consent Order with the FDIC and the North Carolina Office of the Commissioner of Banks and the Written Agreement with the Federal Reserve Bank of Richmond, but are also improved compared to the second quarter of 2011.

Net Interest Income. The Company’s net interest income for the three months ended June 30, 2012 totaled $2.7 million compared to $3.3 million at June 30, 2011. Net interest income decreased due to the loss of $53.2 million in interest earning assets compared to June 30, 2011. The net interest margin decreased 18 basis points from 2.69% in the second quarter of 2011 to 2.51% in the second quarter of 2012.

Provision for Loan Losses. The loan loss provision amounted to $233,000 for the quarter ended June 30, 2012, a decrease of $6.3 million, or 96.5%, from the $6.6 million provision recorded in the comparable quarter of 2011. Net charge-offs totaled $740,000 in the second quarter of 2012 compared to $8.2 million in the second quarter of 2011.

Noninterest Income. Noninterest income totaled $2.2 million for the three months ended June 30, 2012 compared to $425,000 for the comparable three-month period of 2011. Noninterest income includes customer service charges on deposit accounts, bank owned life insurance, and gains on investment securities. Excluding gains on sale of investment securities of $1.4 million in 2012 and $6,000 in 2011 and a nonrecurring gain on bank owned life insurance of $415,000 in 2012, noninterest income decreased $32,000, or 7.6%, for the three months ended June 30, 2012 and 2011.

Noninterest Expenses. Noninterest expenses totaled $4.2 million and $6.8 million for the three months ended June 30, 2012 and 2011, respectively. Excluding the decrease of other real estate expenses of $2.5 million, noninterest expenses for the three months would have decreased additionally by $44,000. The decrease in other real estate expense is primarily due to having current valuations performed on foreclosed assets over the last twelve months. Other noninterest expenses affecting overhead cost were: (1) FDIC insurance assessment, which increased $68,000 due to increased rates; (2) director and shareholder expenses, which increased $86,000 due to increased premiums for director and officer liability insurance; (3) salaries and benefits, which increased $181,000 due to fully recognizing the addition of our special assets department; and (4) consultant fees, which decreased $63,000 as a result of decreased needs regarding the consent order.

Income Taxes. Provisions for income taxes for each quarter were made to increase the valuation allowance related to deferred tax assets, resulting in income tax expense of $424,000 during the three months ending June 30, 2012 compared to no income tax expense in the second quarter of 2011.

Six Months Ended June 30, 2012 and 2011

Overview. For the six months ended June 30, 2012, the Company incurred a net loss available to common shareholders of $2.9 million, or $0.74 per common share. This compares to a net loss of $13.3 million, or $3.41 per common share, for the six months ended June 30, 2011. Year-to-date 2012 had an improved level of costs related to foreclosed real estate. Other noninterest expenses are still elevated due to costs in conjunction with compliance with the Consent Order with the FDIC and the North Carolina Office of the Commissioner of Banks and the Written Agreement with the Federal Reserve Bank of Richmond, but are also improved compared to the first six months of 2011.

Net Interest Income. The Company’s net interest income for the six months ended June 30, 2012 totaled $5.8 million compared to $6.9 million at June 30, 2011. Net interest income decreased due to the loss of $53.2 million in interest earning assets compared to June 30, 2011. The net interest margin decreased 20 basis points from 2.86% at June 30, 2011 to 2.66% at June 30, 2012.

Provision for Loan Losses. The loan loss provision amounted to $1.5 million for the six months ended June 30, 2012, a decrease of $7.4 million, or 82.9%, from the $8.9 million provision recorded in the comparable period of 2011. Net charge-offs totaled $2.1 million in the first six months of 2012 compared to $9.1 million in the first six months of 2011.

Noninterest Income. Noninterest income totaled $3.3 million for the six months ended June 30, 2012 compared to $827,000 for the comparable six-month period of 2011. Noninterest income includes customer service charges on deposit accounts, bank owned life insurance, and gains on investment securities. Excluding gains on sale of investment securities of $2.1 million in 2012 and $6,000 in 2011 and a nonrecurring gain on bank owned life insurance of $415,000 in 2012, noninterest income decreased by $55,000, or 6.7%, for the six months ended June 30, 2012 and 2011.

Noninterest Expenses. Noninterest expenses totaled $9.2 million and $10.7 million for the six months ended June 30, 2012 and 2011, respectively. Excluding the decrease of other real estate expenses of $1.9 million, noninterest expenses for the six months would have increased by $464,000. The decrease in other real estate expense is primarily due to having current valuations performed on foreclosed assets over the last twelve months. Other noninterest expenses affecting overhead cost were: (1) FDIC insurance assessment, which increased $216,000 due to increased rates; (2) director and shareholder expenses, which increased $150,000 due to increased premiums for director and officer liability insurance; (3) salaries and benefits, which increased $353,000 due to fully recognizing the addition of our special assets department; and (4) consultant fees, which increased $56,000 due to additional needs regarding the consent order.

Income Taxes. Provisions for income taxes for the six months ended June 30, 2012 were made to increase the valuation allowance related to deferred tax assets, resulting in income tax expense of $792,000 compared to an income tax expense of $996,000 for the six month period ended June 30, 2011.

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

As disclosed on its Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2011, the Company has notified the United States Department of the Treasury of its intent to defer the payment of its regular quarterly cash dividends on its fixed rate cumulative perpetual preferred stock, series A, issued to the Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program. Therefore, the Company is currently in arrears with the dividend payments on the series A preferred stock. As of June 30, 2012, the amount of the arrearage on the dividend payments for the series A preferred stock was $911,547.50.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed with this report.

31.01	Certification of our principal executive officer pursuant to Rule 13a-14(a)

31.02	Certification of our principal financial officer pursuant to Rule 13a-14(a)

32.01	Certification of our principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, in XBRL (eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: August 14, 2012	By:	/s/ Stephen R. Talbert
Stephen R. Talbert
President and Chief Executive Officer (principal executive officer)

Date: August 14, 2012	By:	/s/ Megan W. Patton
Megan W. Patton
Vice President and Controller (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.01	Certification of our principal executive officer pursuant to Rule 13a-14(a)

31.02	Certification of our principal financial officer pursuant to Rule 13a-14(a)

32.01	Certification of our principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, in XBRL (eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.