Form 10-Q
period 2012-09-30
Bank of the Carolinas CORP
filed 2012-11-14
CIK 1365997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

Commission File No.: 000-52195

BANK OF THE CAROLINAS CORPORATION

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	20-4989192
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

135 Boxwood Village Drive Mocksville, North Carolina	27028
(Address of principal executive offices)	(Zip Code)

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

On November 14, 2012 there were 3,895,840 outstanding shares of the registrant’s common stock.

BANK OF THE CAROLINAS CORPORATION

FORM 10-Q

September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bank of the Carolinas Corporation

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	September 30 2012	December 31 2011*
	(Unaudited)	(As restated)
Assets:
Cash and due from banks, noninterest-bearing	$3,987	$5,044
Interest-bearing deposits in banks	3,843	2,557

Cash and cash equivalents	7,830	7,601

Federal funds sold	13,710	28,165

Investment securities	121,387	112,404

Loans receivable	280,671	307,907
Less: Allowance for loan losses	(7,450)	(8,101)

Total loans, net	273,221	299,806
Premises and equipment	11,911	12,229
Other real estate owned	5,424	8,524
Bank owned life insurance	10,447	10,732
Deferred tax assets	—	—
Prepaid FDIC insurance assessment	998	2,200
Accrued interest receivable	1,393	1,503
Other assets	1,952	2,803

Total Assets	$448,273	$485,967

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$34,756	$34,034
Interest-checking deposits	39,138	37,306
Savings and money market deposits	106,541	106,308
Time deposits	204,095	238,565

Total deposits	384,530	416,213
Securities sold under agreements to repurchase	45,379	45,381
Subordinated debt	7,855	7,855
Other liabilities	1,919	1,903

Total Liabilities	439,683	471,352

Commitments and contingencies (Note 6)	—	—

Stockholders’ Equity:
Preferred stock, no par value	13,179	13,179
Discount on preferred stock	(496)	(716)
Common stock, $5 per share par value	19,479	19,479
Additional paid-in capital	12,991	12,991
Retained deficit	(37,463)	(31,871)
Accumulated other comprehensive income	900	1,553

Total Stockholders’ Equity	8,590	14,615

Total Liabilities and Stockholders’ Equity	$448,273	$485,967

Preferred shares authorized	3,000,000	3,000,000
Preferred shares issued and outstanding	13,179	13,179
Common shares authorized	15,000,000	15,000,000
Common shares issued and outstanding	3,895,840	3,895,840

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Interest income
Interest and fees on loans	$3,571	$4,276	$10,905	$13,415
Interest on securities	723	823	2,043	2,422
Other interest income	13	16	59	42

Total interest income	4,307	5,115	13,007	15,879

Interest expense
Interest on deposits	779	1,075	2,530	3,405
Interest on borrowed funds	570	571	1,698	2,075

Total interest expense	1,349	1,646	4,228	5,480

Net interest income	2,958	3,469	8,779	10,399
Provision for loan losses	1,471	5,650	2,996	14,567

Net interest income (loss) after provision for loan losses	1,487	(2,181)	5,783	(4,168)

Noninterest income
Customer service fees	297	318	867	951
Increase in value of bank owned life insurance	89	91	685	269
Gains on sales of investment securities	—	—	2,147	6
Other income	5	6	20	16

Total noninterest income	391	415	3,719	1,242

Noninterest expense
Salaries and benefits	1,723	1,757	5,266	4,947
Occupancy and equipment	468	502	1,451	1,571
FDIC insurance assessments	405	345	1,225	949
Data processing services	257	218	737	654
Valuation provisions and net operating costs associated with foreclosed real estate	1,324	1,053	2,415	4,050
Other	1,048	1,205	3,371	3,591

Total noninterest expense	5,225	5,080	14,465	15,762

Loss before income taxes	(3,347)	(6,846)	(4,963)	(18,688)
Provision for income taxes	(383)	—	409	996

Net loss	(2,964)	(6,846)	(5,372)	(19,684)
Dividends and accretion on preferred stock	(239)	(234)	(714)	(698)

Net loss available to common stockholders	$(3,203)	$(7,080)	$(6,086)	$(20,382)

Loss per common share:
Basic	$(0.82)	$(1.82)	$(1.56)	$(5.23)

Diluted	$(0.82)	$(1.82)	$(1.56)	$(5.23)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Comprehensive Loss

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net loss	$(2,964)	$(6,846)	$(5,372)	$(19,684)
Other comprehensive income (loss):
Unrealized holding gains on securities available-for-sale	996	1,121	1,085	2,125
Reclassification adjustment for gains realized in net loss	—	—	(2,147)	(6)
Income tax effect	(383)	(431)	409	(815)

Total other comprehensive income (loss), net of income tax effect	613	690	(653)	1,304

Total comprehensive loss	$(2,351)	$(6,156)	$(6,025)	$(18,380)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30
	2012	2011
Cash flows from operating activities:
Net loss	$(5,372)	$(19,684)
Adjustments to reconcile net loss to net cash provided by operating activitites:
Provision for loan losses	2,996	14,567
Stock based compensation benefit	—	(4)
Loss on disposal of premises and equipment	—	3
Depreciation and amortization	627	751
Change in valuation allowance on other real estate owned	1,965	3,191
(Gain) loss on sale of other real estate owned	(33)	125
Gains on sales of investment securities	(2,147)	(6)
Decrease (increase) in bank owned life insurance	285	(269)
Net amortization/accretion of premiums and discounts on investments	464	572
Net change in other assets	1,730	1,361
Net change in other liabilities	16	93

Net cash provided by operating activities	531	700

Cash flows from investing activities:
Net change in federal funds sold	14,455	(13,300)
Purchases of premises and equipment	(309)	(96)
Purchases of securities	(118,959)	(31,533)
Proceeds from sales, calls, maturities and principal repayments of securities available for sale	110,597	29,691
Redemption of FHLB stock	842	298
Proceeds from sales of other real estate owned	4,711	2,855
Net decrease in loans	20,046	20,975

Net cash provided by investing activities	31,383	8,890

Cash flows from financing activities:
Net increase (decrease) in deposits	(31,683)	1,389
Net repayments of other borrowings	—	(12,000)
Net decrease in repurchase agreements	(2)	(191)
Cash dividends paid on preferred stock	—	—

Net cash used by financing activities	(31,685)	(10,802)

Net increase (decrease) in cash and cash equivalents	229	(1,212)
Cash and cash equivalents at beginning of period	7,601	10,565

Cash and cash equivalents at end of period	$7,830	$9,353

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,338	$4,900

Noncash investing and financing activities:
Change in fair value of securities available for sale, net of tax	$653	$1,304

Transfer from loans to other real estate owned	$3,543	$7,682

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(dollars in thousands)

			Discount			Additional		Accumulated Other	Total
	Preferred Stock		on Preferred	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2010	13,179	$13,179	$(991)	3,897,174	$19,486	$12,988	$(3,268)	$310	$41,704
Net loss	—	—	—	—	—	—	(19,684)	—	(19,684)
Other comprehensive income	—	—	—	—	—	—	—	1,304	1,304

Total comprehensive loss	—	—	—	—	—	—	—	—	(18,380)

Stock based compensation benefit	—	—	—	—	—	(4)	—	—	(4)
Discount accretion on preferred stock	—	—	204	—	—	—	(204)	—	—
Dividends accrued on preferred stock	—	—	—	—	—	—	(77)	—	(77)

Balance, September 30, 2011	13,179	$13,179	$(787)	3,897,174	$19,486	$12,984	$(23,233)	$1,614	$23,243

Balance, December 31, 2011	13,179	$13,179	$(716)	3,895,840	$19,479	$12,991	$(31,871)	$1,553	$14,615
Net loss	—	—	—	—	—	—	(5,372)	—	(5,372)
Other comprehensive loss	—	—	—	—	—	—	—	(653)	(653)

Total comprehensive loss	—	—	—	—	—	—	—	—	(6,025)

Discount accretion on preferred stock	—	—	220	—	—	—	(220)	—	—
Dividends accrued on preferred stock	—	—	—	—	—	—	—	—	—

Balance, September 30, 2012	13,179	$13,179	$(496)	3,895,840	$19,479	$12,991	$(37,463)	$900	$8,590

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the financial information included in these unaudited financial statements reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2012 and December 31, 2011 and for the three- and nine-month periods ended September 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

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

Reclassifications

Certain 2012 and 2011 accounts have been reclassified to conform to the September 30, 2012 presentations. There was no impact on earnings or stockholders’ equity as a result of the reclassifications.

Restatement of Previously Issued Financial Statements

The Corporation has restated its previously issued financial statements to correct the accounting for dividends on preferred stock. The preferred stock issued to the U.S. Treasury pursuant to the Capital Purchase Program has a cumulative dividend rate of 5% per year. Although the Corporation had deferred payment of all dividends, a liability was recorded for each of the quarters in the period March 31, 2011 – June 30, 2012. The accounting guidance for recording dividends prohibits a dividend from being accrued until it has been declared. The Corporation and the Bank are prohibited from declaring dividends as a result of a written agreement between the Corporation and the FDIC and the North Carolina Commissioner of Banks. (See the Corporation’s Management Discussion and Analysis for further discussion.) As a result, since the dividend was never declared, a liability should not have been established and other liabilities was overstated and retained earnings was understated as outlined below. Because of the nature of the misclassification, there was no impact on the net loss available to common shareholders. The following is a summary of the effects of the restatement for December 31, 2011 (dollars in thousands):

	As of December 31, 2011
Consolidated Balance Sheets	As Previously Reported	Preferred Dividend Adjustment	Restated
Other liabilities	$2,485	$(582)	$1,903
Total Liabilities	471,934	(582)	471,352
Retained deficit	(32,453)	582	(31,871)
Total Stockholders’ Equity	14,033	582	14,615

See Note 13 for the further effects of the restatement on the quarterly financial information.

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

Earnings (loss) per share have been computed based on the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net loss applicable to common stockholders	($3,203)	$(7,080)	($6,086)	$(20,382)

Weighted average number of common shares outstanding	3,895,840	3,897,174	3,895,840	3,897,174

Weighted average number of diluted common shares outstanding	3,895,840	3,897,174	3,895,840	3,897,174

Common stock options and common stock warrants - anti-dilutive	497,605	502,205	497,605	502,205

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

NOTE 3. INVESTMENT SECURITIES

The amortized cost, estimated fair values and carrying values of the investment securities portfolios at the indicated dates are summarized as follows (dollars in thousands):

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agencies securities	$55,793	$463	$19	$56,237	$56,237
State and municipal bonds	8,487	3	99	8,391	8,391
Corporate securities	—	—	—	—	—
Mortgage-backed securities	53,686	1,090	4	54,772	54,772

Total investment securities available for sale	117,966	1,556	122	119,400	119,400

Investment securities held to maturity:
Corporate securities	1,987	29	235	1,781	1,987

Total investment securities	$119,953	$1,585	$357	$121,181	$121,387

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agencies securities	$43,131	$1,128	$—	$44,259	$44,259
State and municipal bonds	3,433	157	—	3,590	3,590
Corporate securities	963	54	—	1,017	1,017
Mortgage-backed securities	60,415	1,188	32	61,571	61,571

Total investment securities available for sale	107,942	2,527	32	110,437	110,437

Investment securities held to maturity:
Corporate securities	1,967	67	235	1,799	1,967

Total investment securities	$109,909	$2,594	$267	$112,236	$112,404

Management of the Bank believes all unrealized losses on available-for-sale securities as of September 30, 2012 represent temporary impairments related to market fluctuations. The unrealized losses on our securities are a nominal portion of the total value of the portfolio. The Bank has no intention of selling these securities before their maturity and has the appropriate sources of liquidity to hold these securities until maturity in order to minimize the likelihood that recognized losses will occur.

The fair values of securities with unrealized losses at September 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

September 30, 2012:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Temporarily impaired securities:
U.S. Government agency securities	$1,971	$19	$—	$—	$1,971	$19
State and municipal securities	7,468	99	—	—	7,468	99
Mortgage-backed securities	1,331	4	—	—	1,331	4
Corporate securities	—	—	1,000	235	1,000	235

Total	$10,770	$122	$1,000	$235	$11,770	$357

December 31, 2011:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Temporarily impaired securities:
U.S. Government agency securities	$—	$—	$—	$—	$—	$—
State and municipal securities	—	—	—	—	—	—
Mortgage-backed securities	3,071	32	—	—	3,071	32
Corporate securities	—	—	1,000	235	1,000	235

Total	$3,071	$32	$1,000	$235	$4,071	$267

NOTE 4. LOANS

The loan portfolio as of the dates indicated is summarized below (dollars in thousands):

	September 30, 2012	December 31, 2011
Real estate loans:
1-4 family residential	$74,033	$78,631
Commercial real estate	114,502	126,849
Construction and development	30,740	33,081
Home equity	29,417	29,727

Total real estate loans	248,692	268,288

Commercial business and other loans	24,459	34,271

Consumer loans:
Installment	3,373	3,490
Other	4,147	1,858

Total consumer loans	7,520	5,348

Gross loans receivable	280,671	307,907
Allowance for loan losses	(7,450)	(8,101)

Loans, net	$273,221	$299,806

Impaired loans, segregated by class of loans, are summarized as follows as of the dates indicated (dollars in thousands):

	September 30, 2012					December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate	$1,190	$1,469	$—	$1,581	$61	$1,533	$2,413	$—	$2,518	$121
Commercial Real Estate
Owner occupied	3,258	3,582	—	3,608	131	4,352	8,513	—	9,402	319
Income producing	3,310	3,412	—	3,431	96	4,226	4,634	—	4,677	279
Multifamily	—	—	—	—	—	708	826	—	829	44
Construction & Development
1 - 4 Family	—	—	—	—	—	387	387	—	393	20
Other	3,581	4,273	—	3,092	118	3,288	3,702	—	3,883	203
Farmland	362	362	—	362	12	—	—	—	—	—
Residential
Equity Lines	140	143	—	237	5	38	39	—	41	2
1 - 4 Family	7,481	8,983	—	9,043	310	7,920	9,491	—	9,577	563
Junior Liens	239	257	—	260	12	58	73	—	75	6
Consumer - Non Real Estate	74	86	—	87	4	58	58	—	59	4

Total loans with no allowance	$19,635	$22,567	$—	$21,701	$749	$22,568	$30,136	$—	$31,454	$1,561

With an allowance recorded:
Commercial - Non Real Estate	$2,348	$2,348	$52	$2,416	$75	$2,409	$2,408	$74	$2,482	$105
Commercial Real Estate
Owner occupied	4,207	4,207	173	4,255	164	1,836	1,886	64	1,902	119
Income producing	6,939	6,994	146	7,047	258	6,424	6,479	224	6,586	278
Multifamily	1,319	1,352	50	1,364	38	1,282	1,316	68	1,345	31
Construction & Development
1 - 4 Family	390	397	8	400	15	380	380	9	396	21
Other	3,380	3,382	140	3,446	101	2,920	2,920	91	2,955	130
Farmland	—	—	—	—	—	980	980	—	982	50
Residential
Equity Lines	—	—	—	—	—	—	—	—	—	—
1 - 4 Family	6,329	6,343	203	6,400	193	7,201	7,212	237	7,265	277
Junior Liens	322	324	2	326	13	398	398	3	469	24
Consumer - Non Real Estate	13	13	—	15	1	—	—	—	—	—

Total loans with an allowance	$25,247	$25,360	$774	$25,669	$858	$23,830	$23,979	$770	$24,382	$1,035

Total:
Commercial - Non Real Estate	$3,538	$3,817	$52	$3,997	$136	$3,942	$4,821	$74	$5,000	$226
Commercial Real Estate	$19,033	$19,547	$369	$19,705	$687	$18,828	$23,654	$356	$24,741	$1,070
Construction & Development	$7,713	$8,414	$148	$7,300	$246	$7,955	$8,369	$100	$8,609	$424
Residential	$14,511	$16,050	$205	$16,266	$533	$15,615	$17,213	$240	$17,427	$872
Consumer - Non Real Estate	$87	$99	$—	$102	$5	$58	$58	$—	$59	$4

Totals	$44,882	$47,927	$774	$47,370	$1,607	$46,398	$54,115	$770	$55,836	$2,596

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. Troubled debt restructurings (TDRs) are a subset of impaired loans and totaled $41.2 million at September 30, 2012 and $35.6 million at December 31, 2011.

The following tables illustrate TDR information for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	For the three months ended September 30, 2012			For the nine months ended September 30, 2012
Troubled Debt Restructuring	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial - Non Real Estate	3	$82	$82	13	$603	$603
Commercial - Real Estate	4	2,326	2,326	9	5,461	5,461
Construction & Development	2	445	445	8	1,576	1,576
Residential	3	1,293	1,293	22	3,325	3,325
Consumer - Non Real Estate	1	14	14	2	32	32

Totals	13	$4,160	$4,160	54	$10,997	$10,997

	For the three months ended September 30, 2011			For the nine months ended September 30, 2011
Troubled Debt Restructuring	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial - Non Real Estate	5	$315	$315	18	$2,195	$2,195
Commercial - Real Estate	4	693	693	12	3,656	3,656
Construction & Development	1	902	902	6	2,311	2,311
Residential	8	3,891	3,891	25	6,270	6,270
Consumer - Non Real Estate	—	—	—	—	—	—

Totals	18	$5,801	$5,801	61	$14,432	$14,432

For the purposes of this report, default is defined as being 90-days past due or on non-accrual status without performance. The following tables illustrate loans restructured in the twelve months prior to September 30, 2012 that went into default during the three- and nine-month periods ended September 30, 2012 and 2011 (dollars in thousands).

	Three months ended September 30, 2012		Nine months ended September 30, 2012
Troubled Debt Restructuring That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial - Non Real Estate	—	$—	—	$—
Commercial - Real Estate	—	—	—	—
Construction & Development	—	—	—	—
Residential	—	—	1	69
Consumer - Non Real Estate	—	—	—	—

Totals	—	$—	1	$69

	Three months ended September 30, 2011		Nine months ended September 30, 2011
Troubled Debt Restructuring That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial - Non Real Estate	—	$—	—	$—
Commercial - Real Estate	—	—	—	—
Construction & Development	—	—	—	—
Residential	—	—	—	—
Consumer - Non Real Estate	—	—	—	—

Totals	—	$—	—	$—

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, reclassified to loans held for sale, or foreclosed and sold. Included in the allowance for loan losses at September 30, 2012 and 2011 was an impairment reserve for TDRs in the amount of $774,000 and $443,000, respectively.

Non-accrual loans and an age analysis of past due loans, segregated by class of loans, were as follows (dollars in thousands):

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-accrual Loans
September 30, 2012:
Commercial - Non Real Estate	$136	$30	$106	$272	$24,187	$24,459	$—	$446
Commercial Real Estate
Owner occupied	217	2,466	—	2,683	57,915	60,598	—	358
Income producing	385	—	—	385	46,223	46,608	—	1,443
Multifamily	—	—	—	—	7,296	7,296	—	—
Construction & Development
1 - 4 Family	46	—	—	46	1,816	1,862	—	—
Other	—	433	—	433	28,083	28,516	—	2,004
Farmland	—	—	—	—	362	362	—	—
Residential
Equity Lines	—	35	—	35	29,382	29,417	—	140
1 - 4 Family	1,235	293	1,225	2,753	69,882	72,635	—	3,690
Junior Liens	—	—	—	—	1,398	1,398	—	35
Consumer - Non Real Estate	4	—	9	13	3,360	3,373	—	9
Other	—	—	—	—	4,147	4,147	—	—

Total	$2,023	$3,257	$1,340	$6,620	$274,051	$280,671	$—	$8,125

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-accrual Loans
December 31, 2011:
Commercial - Non Real Estate	$785	$559	$429	$1,773	$32,498	$34,271	$—	$1,246
Commercial Real Estate
Owner occupied	319	270	957	1,546	74,706	76,252	—	4,438
Income producing	2,250	—	2,848	5,098	38,896	43,994	—	4,021
Multifamily	59	708	—	767	5,836	6,603	—	708
Construction & Development
1 - 4 Family	—	—	24	24	3,056	3,080	—	24
Other	—	—	976	976	27,683	28,659	—	1,740
Farmland	—	—	—	—	1,342	1,342	—	—
Residential
Equity Lines	137	99	—	236	29,491	29,727	—	38
1 - 4 Family	1,442	1,458	2,938	5,838	71,182	77,020	—	6,779
Junior Liens	14	—	19	33	1,578	1,611	—	58
Consumer - Non Real Estate	31	5	—	36	3,454	3,490	—	10
Other	—	—	—	—	1,858	1,858	—	—

Total	$5,037	$3,099	$8,191	$16,327	$291,580	$307,907	$—	$19,062

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of September 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the loans and leases were categorized as follows (dollars in thousands):

	September 30, 2012
Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial - Non Real Estate	$17,872	$3,691	$2,896	$—	$—
Commercial Real Estate
Owner occupied	36,390	15,505	8,703	—	—
Income producing	24,873	11,441	10,294	—	—
Multifamily	5,267	710	1,319	—	—
Construction & Development
1 - 4 Family	1,238	255	369	—	—
Other	12,835	12,306	3,375	—	—
Farmland	—	—	362	—	—

Totals	$98,475	$43,908	$27,318	$—	$—

Total:
Commercial - Non Real Estate	$17,872	$3,691	$2,896	$—	$—
Commercial Real Estate	$66,530	$27,656	$20,316	$—	$—
Construction & Development	$14,073	$12,561	$4,106	$—	$—

Totals	$98,475	$43,908	$27,318	$—	$—

	December 31, 2011
Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial - Non Real Estate	$26,552	$3,606	$3,727	$386	$—
Commercial Real Estate
Owner occupied	54,739	8,547	12,854	112	—
Income producing	29,583	3,604	10,807	—	—
Multifamily	3,820	793	1,990	—	—
Construction & Development
1 - 4 Family	1,081	1,255	744	—	—
Other	18,191	8,199	1,988	281	—
Farmland	—	362	980	—	—

Totals	$133,966	$26,366	$33,090	$779	$—

Total:
Commercial - Non Real Estate	$26,552	$3,606	$3,727	$386	$—
Commercial Real Estate	$88,142	$12,944	$25,651	$112	$—
Construction & Development	$19,272	$9,816	$3,712	$281	$—

Totals	$133,966	$26,366	$33,090	$779	$—

All consumer-related loans, including residential real estate and non-real estate, are evaluated and monitored based upon payment activity. Once a consumer-related loan becomes past due on a recurring basis, the Company will pull that loan out of the homogenized pool and evaluate it individually for impairment. At this time, the consumer-related loan may be placed on the Company’s internal watch list and risk rated either special mention or substandard, depending upon the individual circumstances. Consumer-related loans at September 30, 2012 and December 31, 2011, segregated by class of loans, were as follows (dollars in thousands):

	September 30, 2012		December 31, 2011
Risk Based on Payment Activity	Performing	Non- Performing	Performing	Non- Performing
Residential
Equity Lines	$29,277	$140	$29,689	$38
1 - 4 Family	70,758	1,877	73,427	3,593
Junior Liens	1,398	—	1,592	19
Consumer - Non Real Estate
Credit Cards	—	—	—	—
Other	3,373	—	3,480	10

Totals	$104,806	$2,017	$108,188	$3,660

Total:
Residential	$101,433	$2,017	$104,708	$3,650
Consumer - Non Real Estate	$3,373	$—	$3,480	$10

Totals	$104,806	$2,017	$108,188	$3,660

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

Changes in the allowance for loan losses by segment, since their respective year-end, are as follows (dollars in thousands):

	September 30, 2012					September 30, 2011
	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance
Commercial - Non Real Estate	$2,247	$(382)	$306	$(773)	$1,398	$2,252	$(4,085)	$427	$4,280	$2,874
Commercial Real Estate
Owner occupied	1,794	(550)	67	237	1,548	1,055	(5,731)	21	6,290	1,635
Income producing	547	(1,170)	47	1,359	783	99	(101)	—	190	188
Multifamily	80	—	—	5	85	—	—	—	—	—
Construction & Development
1 - 4 Family	58	(99)	1	121	81	181	(212)	4	168	141
Other	661	(1,019)	166	939	747	486	(492)	99	785	878
Farmland	—	—	—	—	—	—	—	—	—	—
Residential
Equity Lines	279	(25)	7	20	281	459	(692)	2	483	252
1 - 4 Family	1,168	(1,073)	114	1,073	1,282	1,078	(1,922)	43	1,902	1,101
Consumer - Non Real Estate	143	(62)	25	26	132	161	(115)	15	93	154
Unallocated	1,124	—	—	(11)	1,113	1,092	—	—	376	1,468

Total	$8,101	$(4,380)	$733	$2,996	$7,450	$6,863	$(13,350)	$611	$14,567	$8,691

As of September 30, 2012 and December 31, 2011, loans were evaluated for impairment as follows (dollars in thousands):

	Individually Evaluated for Impairment
	September 30, 2012		December 31, 2011
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$52	$3,538	$74	$5,451
Commercial Real Estate
Owner occupied	173	7,465	64	6,188
Income producing	146	10,249	224	10,650
Multifamily	50	1,319	68	1,990
Construction & Development
1 - 4 Family	8	390	9	1,668
Other	140	6,961	91	5,307
Farmland	—	362	—	—
Residential
Equity Lines	—	140	—	38
1 - 4 Family	205	14,371	240	15,048
Consumer - Non Real Estate	—	87	—	58
Unallocated	—	—	—	—

Total	$774	$44,882	$770	$46,398

	Collectively Evaluated for Impairment
	September 30, 2012		December 31, 2011
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$1,346	$20,921	$2,173	$28,820
Commercial Real Estate
Owner occupied	1,375	53,133	1,730	70,064
Income producing	637	36,359	323	33,344
Multifamily	35	5,977	12	4,613
Construction & Development
1 - 4 Family	73	1,472	49	1,412
Other	607	21,555	570	23,352
Farmland	—	—	—	1,342
Residential
Equity Lines	281	29,277	279	29,689
1 - 4 Family	1,077	59,662	928	63,583
Consumer - Non Real Estate	132	3,286	143	3,432
Unallocated	1,113	4,147	1,124	1,858

Total	$6,676	$235,789	$7,331	$261,509

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

The Company’s risk of loss related to unfunded loan commitments and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table presents a summary of outstanding financial instruments whose contract amounts represent credit risk as of September 30, 2012 (dollars in thousands):

Unfunded loan commitments	$28,060
Financial standby letters of credit	212

Total unused commitments	$28,272

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

In July 2012, the FASB issued Accounting Standards Update 2012-02, Intangibles – Goodwill and Other (Topic 350). The amendments in this Update are intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. The amendments are not expected to have a significant impact on the Company.

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

The following table summarizes the Company’s assets measured at fair value at the dates indicated (dollars in thousands):

	At September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$56,237	$—	$56,237	$—
State and municipals	8,391	—	8,391	—
Mortgage-backed	54,772	—	54,772	—
Assets valued on a non-recurring basis
Impaired loans	44,108	—	44,108	—
Other real estate owned	5,424	—	5,424	—

Total	$168,932	$—	$168,932	$—

	At December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$44,259	$—	$44,259	$—
State and municipals	3,590	—	3,590	—
Corporate	1,017	—	1,017	—
Mortgage-backed	61,571	—	61,571	—
Assets valued on a non-recurring basis
Impaired loans	45,628	—	45,628	—
Other real estate owned	8,524	—	8,524	—

Total	$164,589	$—	$164,589	$—

NOTE 9. BORROWED FUNDS

A summary of the Company’s outstanding borrowings and the annual rate of interest currently payable on each category is presented in the following table at the dates indicated (dollars in thousands):

	September 30, 2012		December 31, 2011
	Outstanding Balance	Annual Interest Rate	Outstanding Balance	Annual Interest Rate
Securities sold under overnight repurchase agreements	$379	0.10%	$381	0.10%
Securities sold under term repurchase agreements	45,000	4.38	45,000	4.38
Trust preferred securities	5,155	3.29	5,155	3.49
Subordinated debt	2,700	4.00	2,700	4.00

Total borrowed funds	$53,234	4.22%	$53,236	4.24%

The Bank engages from time-to-time in federal funds purchases from upstream correspondent institutions to meet temporary funding needs. There were none of these transactions outstanding at the close of either period presented in the above table.

The Bank had a total of $45.0 million of borrowings in the form of securities sold under term repurchase agreements that were entered into during 2008. These borrowings are secured by marketable investment securities equal to approximately 109.5% of the principal balances outstanding plus accrued interest and the value of an imbedded interest rate cap. The following table contains certain pertinent information with respect to these agreements at September 30, 2012 (dollars in thousands):

	Outstanding Principal Balance	Annual Effective Interest Rate	Final Maturity Date	Beginning Quarterly Call Dates	Collateral Requirement
Agreement dated 7/8/2008	$25,000	4.85%	7/8/2018	7/8/2013	$8,796
Agreement dated 8/20/2008	20,000	3.78	8/20/2015	8/20/2011	4,356

Total	$45,000	4.38%			$13,152

The Bank utilizes borrowings from the Federal Home Loan Bank (“FHLB”) as a source of liquidity. At September 30, 2012, the Bank had immediately available credit of $8.4 million. There were no advances from the FHLB at quarter-end.

During 2008, the Company issued $5.2 million of junior subordinated debentures to its wholly owned capital trust, Bank of the Carolinas Trust I (the “Trust”), which, in turn, issued $5.0 million in trust preferred securities having a like liquidation amount and $155,000 in common securities (all common securities are owned by the Company). The Company has fully and unconditionally guaranteed the Trust’s obligations related to the trust preferred securities. The Trust has the right to redeem the trust preferred securities in whole or in part, on or after June 15, 2013 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.

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

Under the terms of a written agreement between the Company and the Federal Reserve Bank of Richmond, the Company and the Trust may not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Federal Reserve Bank of Richmond and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve Board of Governors.

NOTE 10. STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company has 3.0 million shares of preferred stock authorized. There were 13,179 shares of preferred stock issued and outstanding with a $1,000 per share liquidation preference on September 30, 2012 and December 31, 2011. All of the shares were issued on April 17, 2009 in connection with the Company’s participation in the U.S. Treasury’s TARP Capital Purchase Program.

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

At September 30, 2012 and December 31, 2011, the cumulative amount of dividends in arrears not declared was $1.1 million and $582,000, respectively.

Common Stock:

The Company has 15.0 million shares of $5 par value common stock authorized. There were 3,895,840 shares of common stock issued and outstanding at September 30, 2012 and December 31, 2011, respectively.

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

An evaluation of the probability of being able to realize the future benefits of deferred tax assets is made. A valuation allowance is provided for the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management has established a deferred tax asset valuation allowance as of September 30, 2012 of $15.0 million. There was a $12.7 million valuation allowance as of December 31, 2011. The valuation allowance has been established because management believes current overall credit trends, as well as actual and forecasted performance, raise significant concern over the ability of the Company to realize the components of its deferred tax assets relating to net operating losses and the allowances for losses on loans and OREO.

NOTE 12. GOING CONCERN

Going Concern Considerations

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In making this assessment, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of September 30, 2012. The Company had a history of profitable operations prior to 2008 and sufficient sources of liquidity to meet its short-term and long-term funding needs.

The effects of the current economic environment are being felt across many industries, with financial services and real estate being particularly hard-hit, and have been particularly severe during the last 45 months. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, including residential construction and development loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans made by the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011. The significant losses in 2010, 2011, and the first nine months of 2012, which were primarily related to credit losses and the valuation allowance on deferred tax assets, reduced the Company’s capital levels. In order to again become well capitalized under federal banking agencies’ guidelines, management believes that the Company will need to raise additional capital to recapitalize the Bank and to absorb the potential future credit losses associated with the disposition of its nonperforming assets. Accordingly, management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity in public or private offerings. Management is actively evaluating a number of potential capital sources, asset reductions, and other balance sheet management strategies with the goal of increasing its level of regulatory capital to support its balance sheet long-term. Management is currently attempting to reduce and otherwise restructure the Company’s balance sheet to improve capital ratios.

Current market conditions for banking institutions, the overall uncertainty in financial markets, and a depressed stock price are significant barriers to the success of any plan to issue additional equity in public or private offerings. An equity financing transaction would result in substantial dilution to the Company’s current stockholders and could adversely affect the market price of the Company’s common stock. There can be no assurance as to whether these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, due to existing regulatory restrictions on cash payments and dividends between the Bank and the holding company, the Company may be unable to discharge its liabilities in the normal course of business. There can be no assurance that the Company will be successful in any efforts to raise additional capital.

Both the Company and the Bank actively manage liquidity and cash flow needs. The Bank is prohibited from declaring or paying dividends without prior approval of the FDIC or the North Carolina Commissioner of Banks and the Company is prohibited from declaring or paying dividends without the prior approval from the Federal Reserve. Even if these requirements were not in place, the Company does not intend to declare or pay dividends to shareholders at any time in the foreseeable future. At September 30, 2012, the Company had $7.8 million of cash and cash equivalents. The Company has no long-term debt maturing in 2012 or 2013.

Based on current capital levels and continued operating losses, management believes the Company will require additional capital to be able to remain viable. Management has implemented various strategies to provide this needed capital. In spite of management’s best efforts, there is no assurance management will be successful in raising additional capital. The accompanying consolidated financial statements for the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability or classification of assets.

Management’s Plans and Intentions

The Company incurred significant net losses in 2010 and 2011, which have continued in 2012, primarily from the higher provisions for loan losses due to the significant level of nonperforming assets and increases in foreclosed real estate. The FDIC and the Commissioner issued the Consent Order in April 2011. The Company entered into a written agreement with the FRB in August 2011. The Company’s independent registered public accounting firm issued a report with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2011, which contained an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The Company is attempting to implement the following strategies to improve its financial condition:

Deferring Preferred Stock and Trust Preferred Securities Payments – The Company began deferring the payment of cash dividends on its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, in February 2011, as well as the payment of interest on the junior subordinated notes related to its outstanding trust preferred securities to enhance the Company’s liquidity. The expense associated with trust preferred securities continues to accrue and is reflected in the Company’s Consolidated Statements of Operations. Accrued but unpaid dividends on preferred stock are shown as an increase to net loss to derive net loss to common shareholders in the Consolidated Statements of Operations.

Balance Sheet Reduction – Management currently is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At September 30, 2012, risk-weighted assets had been reduced by $103.4 million since December 31, 2010. Reductions occurred primarily in the commercial loan portfolio. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in other borrowings by $22.0 million and non-core deposits by $9.6 million.

Earnings – In June 2011, the Bank retired $10.0 million in FHLB advances and paid an early redemption penalty of $273,000 to the FHLB for the retirement of these advances. In November 2011, the Bank retired an additional advance of $10.0 million due to the FHLB and paid an early redemption penalty of $7,000. The advances had a remaining average life of 1.0 year and an average interest rate of 1.21%. The Bank is prohibited from accepting or rolling over any brokered certificates of deposit. Since April 2011, the brokered certificates of deposit had maturities ranging from 2 months to 27 months with interest rates ranging from 0.75% to 2.40%. As these matured and continue to mature, the Bank replaced and will continue to replace these funds with institutional certificates of deposit with average interest rates of 0.50%. As a result of these changes, the interest expense savings during 2012 should have a positive impact on net interest margin.

Additional Capital – The Company has engaged investment banking firms and is working to secure investors in a capital raise plan that may include issuing common stock, preferred stock or a combination of both, debt, or other financing alternatives that may be treated as capital for capital adequacy ratio purposes. Currently, the Company is working diligently to raise additional capital; however, there are no assurances that an offering will be completed or that the Company will succeed in this endeavor. In addition, a transaction would more likely than not involve equity financing, resulting in substantial dilution to current shareholders and an adverse effect on the price of the Company’s common stock. The Company’s ability to raise capital depends to a large degree on the current capital markets and on its financial performance. Available capital markets are not currently favorable, and the Company can offer no assurance that it will be able to raise capital on terms that are acceptable, if at all.

NOTE 13. SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

	September 30, 2012	June 30, 2012 (As Restated)	March 31, 2012 (As Restated)	December 31, 2011 (As Restated)	September 30, 2011 (As Restated)	June 30, 2011 (As Restated)	March 31, 2011 (As Restated)
	(in thousands)
Assets:
Cash and due from banks, noninterest-bearing	$3,987	$3,884	$4,674	$5,044	$4,922	$10,172	$4,174
Interest-bearing deposits in banks	3,843	3,226	2,562	2,557	4,431	4,256	4,208

Cash and cash equivalents	7,830	7,110	7,236	7,601	9,353	14,428	8,382

Federal funds sold	13,710	48,465	44,245	28,165	22,630	8,175	14,985

Investment securities	121,387	105,609	103,682	112,404	113,768	118,534	116,879

Loans receivable	280,671	285,186	296,092	307,907	324,757	345,617	359,561
Less: Allowance for loan losses	(7,450)	(7,541)	(8,048)	(8,101)	(8,691)	(6,685)	(8,314)

Total loans, net	273,221	277,645	288,044	299,806	316,066	338,932	351,247
Premises and equipment	11,911	12,091	12,256	12,229	12,448	12,681	12,859
Other real estate owned	5,424	7,403	7,502	8,524	9,825	6,066	9,375
Bank owned life insurance	10,447	10,359	10,823	10,732	10,640	10,549	10,460
Deferred tax assets	—	—	—	—	3,509	3,941	4,409
Prepaid FDIC insurance assessment	998	1,396	1,790	2,200	2,759	3,095	3,418
Accrued interest receivable	1,393	1,263	1,389	1,503	1,700	1,720	1,862
Other assets	1,952	2,265	2,791	2,803	3,179	2,922	3,182

Total Assets	$448,273	$473,606	$479,758	$485,967	$505,877	$521,043	$537,058

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$34,756	$38,486	$36,087	$34,034	$34,446	$38,176	$36,411
Interest-checking deposits	39,138	38,363	38,349	37,306	38,527	37,139	35,221
Savings and money market deposits	106,541	103,613	104,733	106,308	103,163	107,717	110,401
Time deposits	204,095	226,986	233,816	238,565	241,422	243,066	241,706

Total deposits	384,530	407,448	412,985	416,213	417,558	426,098	423,739
Securities sold under agreements to repurchase	45,379	45,249	45,418	45,381	45,412	45,710	45,458
Federal Home Loan Bank advances	—	—	—	—	10,000	10,000	20,000
Subordinated debt	7,855	7,855	7,855	7,855	7,855	7,855	7,855
Other liabilities	1,919	2,111	1,947	1,903	1,809	1,981	1,731

Total Liabilities	439,683	462,663	468,205	471,352	482,634	491,644	498,783

Commitments and contingencies (Note 6)	—	—	—	—	—	—	—

Stockholders’ Equity:
Preferred stock, no par value	13,179	13,179	13,179	13,179	13,179	13,179	13,179
Discount on preferred stock	(496)	(570)	(644)	(716)	(787)	(856)	(923)
Common stock, $5 per share par value	19,479	19,479	19,479	19,479	19,486	19,486	19,486
Additional paid-in capital	12,991	12,992	12,992	12,991	12,984	12,983	12,984
Retained deficit	(37,463)	(34,424)	(34,419)	(31,871)	(23,233)	(16,317)	(6,627)
Accumulated other comprehensive income	900	287	966	1,553	1,614	924	176

Total Stockholders’ Equity	8,590	10,943	11,553	14,615	23,243	29,399	38,275

Total Liabilities and Stockholders’ Equity	$448,273	$473,606	$479,758	$485,967	$505,877	$521,043	$537,058

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(in thousands)
Other liabilities as previously stated	$1,919	$3,023	$2,694	$2,485	$2,226	$2,235	$1,819
Prior period adjustment (See Note 1)	—	(912)	(747)	(582)	(417)	(254)	(88)

Other liabilities as restated	$1,919	$2,111	$1,947	$1,903	$1,809	$1,981	$1,731

Retained deficit as previously stated	$(37,463)	$(35,336)	$(35,166)	$(32,453)	$(23,650)	$(16,571)	$(6,715)
Prior period adjustment (See Note 1)	—	912	747	582	417	254	88

Retained deficit as restated	$(37,463)	$(34,424)	$(34,419)	$(31,871)	$(23,233)	$(16,317)	$(6,627)

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

Under the terms of the Agreement, the Company and Bank of the Carolinas Trust I may not make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Federal Reserve Bank of Richmond and the Director of the Division of Banking Supervision and Regulation.

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

The Agreement will remain in effect until modified or terminated by the Federal Reserve Bank of Richmond.

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

Capital Requirements. While the Order is in effect, the Bank must maintain a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 10%. If the Bank’s capital ratios are below these levels as of the date of any call report or regulatory examination, the Bank must, within 30 days from receipt of a written notice of capital deficiency from its regulators, present a plan to increase capital to meet the requirements of the Order. At September 30, 2012, the Bank was not in compliance with the capital requirements contained in the Order.

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

Charge-Offs, Credits. The Order required that the Bank eliminate from its books, by charge-off or collection, all assets or portions of assets classified “loss” and 50% of those assets classified “doubtful.” If an asset is classified “doubtful,” the Bank may alternatively charge off the amount that is considered uncollectible in accordance with the Bank’s written analysis of loan or lease impairment. The Order also prevents the Bank from extending, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, “loss” or “doubtful” and is uncollected. The Bank may not extend, directly or indirectly, any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been classified “substandard.” These limitations do not apply if the Bank’s failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank.

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

Brokered Deposits. The Order provides that the Bank may not accept, renew, or roll over any brokered deposits unless it is in compliance with the requirements of the FDIC regulations governing brokered deposits. These regulations prohibit undercapitalized institutions from accepting, renewing, or rolling over any brokered deposits and also prohibit undercapitalized institutions from soliciting deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution’s market area. An “adequately capitalized” institution may not accept, renew, or roll over brokered deposits unless it has applied for and been granted a waiver by the FDIC. As of September 30, 2012, the Bank was classified as “significantly undercapitalized.”

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

CHANGES IN FINANCIAL CONDITION

Total Assets

At September 30, 2012, total assets were $448.3 million, a decrease of 7.8% compared to $486.0 million at December 31, 2011. The asset decrease was primarily the result of reductions in the loan portfolio, including net charge-offs of $3.6 million. The Company had earning assets of $419.6 million at September 30, 2012 consisting of $280.7 million in loans, $121.4 million in investment securities, and $17.5 million in temporary investments. Stockholders’ equity was $7.5 million at September 30, 2012 compared to $14.0 million at December 31, 2011.

Investment Securities

Investment securities totaled $121.4 million at September 30, 2012, compared to $112.4 million at December 31, 2011. The increase was primarily a result of reinvesting the proceeds from the sales of investment securities during the second quarter of 2012 and preparing for anticipated calls during the fourth quarter. A summary of the Company’s investment securities holdings by major category at September 30, 2012 and December 31, 2011 is included in Note 3 of “Notes to Consolidated Financial Statements”.

Loans and Allowance for Loan Losses

At September 30, 2012, the loan portfolio totaled $280.7 million and represented 62.6% of total assets compared to $307.9 million or 63.4% of total assets at December 31, 2011. Total loans at September 30, 2012 decreased $27.2 million or 8.8% from December 31, 2011. The decrease in loans outstanding in the nine-month period is the result of net charge-offs of $3.6 million and principal repayments in excess of new loans originated due to slower loan demand under the current economic conditions. Real estate loans, including commercial real estate, constituted approximately 89% of the loan portfolio, and commercial business and other loans comprised approximately 11% of the total loan portfolio at both September 30, 2012 and December 31, 2011.

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

The allowance for loan losses at September 30, 2012, amounted to $7.5 million, a decrease of $651,000, or 8.0% from December 31, 2011. The allowance consists of specific reserves of $774,000 and a general allowance $6.7 million. The Bank’s provisions for loan losses amounted to $3.0 million during the nine months ended September 30, 2012 compared to $14.6 million during the nine months ended September 30, 2011. While the Company has not participated in “subprime” lending activities, we have been affected by the economic downturn in our markets. We continue to work with our customers with troubled credit relationships to the extent that it is reasonably possible.

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

The following table summarizes information regarding our nonaccrual loans, other real estate owned, and 90-day and over past due loans as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012	December 31, 2011
Loans accounted for on a nonaccrual basis:
Real estate loans:
1-4 family residential	$3,865	$6,875
Commercial real estate	1,801	9,167
Construction and development	2,004	1,764

Total real estate loans	7,670	17,806
Commercial business and other loans	446	1,246
Consumer loans	9	10

Total nonaccrual loans	8,125	19,062
Accruing loans which are contractually past due 90 days or more	—	—

Total nonperforming loans	8,125	19,062
Other real estate owned	5,424	8,524

Total nonperforming assets	$13,549	$27,586

Total nonperforming loans as a percentage of loans	2.89%	6.19%
Allowance for loan losses as a percentage of total nonperforming loans	91.69%	42.50%
Allowance for loan losses as a percentage of total loans	2.65%	2.63%
Total nonperforming assets as a percentage of loans and other real estate owned	4.74%	8.72%
Total nonperforming assets as a percentage of total assets	3.02%	5.68%

Deposits

The Company’s deposit services include business and individual checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRA deposits and certificates of deposit. At September 30, 2012, total deposits were $384.5 million compared to $416.2 million at December 31, 2011. The September 30, 2012 amount represents a decrease of 7.6% from December 31, 2011, which is mainly recognized in customer time deposits and brokered CDs. At September 30, 2012, the deposit mix was comparable to December 31, 2011.

The following table presents a breakdown of our deposit base at September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012	December 31, 2011
Noninterest bearing demand deposits	$34,756	$34,034
Interest checking deposits	39,138	37,306
Savings deposits	12,777	10,854
Money market deposits	93,764	95,454
Customer time deposits	176,490	195,841
Brokered certificates of deposit	27,605	42,724

Total deposits	$384,530	$416,213

Time deposits $100,000 or more:
Brokered certificates of deposit	$27,605	$42,724
Customer time deposits issued in denominations of $100,000 or more	102,829	109,780

Total time deposits issued in denominations of $100,000 or more	$130,434	$152,504

As a percent of total deposits:
Noninterest bearing demand deposits	9.04%	8.18%
Interest checking deposits	10.18	8.96
Savings deposits	3.32	2.61
Money market deposits	24.38	22.93
Customer time deposits	45.90	47.05
Brokered certificates of deposit	7.18	10.26
Total time deposits issued in denominations of $100,000 or more	33.92	36.64

Liquidity

Liquidity management is the process of managing assets and liabilities, as well as their maturities, to ensure adequate funding for loan and deposit activities. Sources of liquidity come from both balance sheet and off-balance sheet sources. We define balance sheet liquidity as the relationship that net liquid assets have to unsecured liabilities. Net liquid assets are the sum of cash and cash items, less required reserves on demand and interest checking deposits, plus demand deposits due from banks, plus temporary investments, including federal funds sold, plus the fair value of investment securities, less collateral requirements related to public funds on deposit and repurchase agreements. Unsecured liabilities are equal to total liabilities less required cash reserves on noninterest-bearing demand deposits and interest checking deposits less the outstanding balances of all secured liabilities, whether secured by liquid assets or not. We consider off-balance sheet liquidity to include unsecured federal funds lines from other banks and loan collateral which may be used for additional advances from the Federal Home Loan Bank. As of September 30, 2012 our balance sheet liquidity ratio (net liquid assets as a percent of unsecured liabilities) amounted to 19.78% and our total liquidity ratio (balance sheet plus off-balance sheet liquidity) was 21.52%.

In addition, we have the ability to borrow $10.0 million from the discount window of the Federal Reserve, as well as a line of credit from a correspondent bank of $4.0 million subject to our pledge of marketable securities, which could be used for temporary funding needs. We also have the ability to borrow from the Federal Home Loan Bank on similar terms. While we consider these arrangements sources of back-up funding, we do not consider them as liquidity sources because they require our pledge of liquid assets as collateral. We regularly borrow from the Federal Home Loan Bank as a normal part of our business. These advances, of which there were none at September 30, 2012, are secured by various types of real estate-secured loans. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at September 30, 2012 is adequate to meet its operating needs.

Interest Rate Sensitivity

Fluctuating interest rates, increased competition, and changes in the regulatory environment continue to significantly affect the importance of interest rate sensitivity management. Rate sensitivity arises when interest rates on assets change in a different period of time or in a different proportion to interest rates on liabilities. The primary objective of interest rate sensitivity management is to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. The Company uses an asset/liability simulation model to project potential changes to the Company’s net interest margin, net income, and economic value of equity based on simulated changes to market interest rates, namely the prime rate. Our goal is to maintain an interest rate sensitivity position as close to neutral as practicable whereby little or no change in interest income would occur as interest rates change. On September 30, 2012, we were cumulatively asset sensitive for the next twelve months, which means that our interest bearing assets would reprice more quickly than our interest bearing liabilities. Theoretically, our net interest margin will increase if market interest rates rise or decrease if market interest rates fall. However, the repricing characteristic of assets is different from the repricing characteristics of funding sources. Therefore, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

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

As described above, the Bank is subject to a consent order issued by the FDIC and the North Carolina Office of the Commissioner of Banks and the Company is party to a written agreement with the Federal Reserve Bank of Richmond. These regulatory agreements require that the Bank maintain capital levels in excess of normal regulatory minimums, including a Leverage Capital Ratio of at least 8.0% and a Total Risk-Based Capital Ratio of at least 10.0%, and that the Company and the Bank seek the approval of their respective regulators prior to the payment of any cash dividend. At September 30, 2012, the Bank was not in compliance with the minimum capital requirements set forth in the consent order. As a result, the Bank was required to present its federal and state regulators with a plan to increase its capital ratios to the required percentages. The Bank hired a consultant to help formulate this plan and assist in the exploration of other strategic alternatives.

At September 30, 2012, the Company’s leverage and Tier 1 risk-weighted Capital Ratios were 2.30% and 3.23%, respectively, which are below the minimum level required by regulatory guidelines. At September 30, 2012, the Company’s Total risk-weighted Capital Ratio was 5.98%, which is below the minimum level required by regulatory guidelines. At September 30, 2012, the Bank’s leverage and Tier 1 risk-weighted Capital Ratios were 3.37% and 4.73%, respectively, which are below the minimum levels required by regulatory guidelines. At September 30, 2012, the Bank’s Total risk-weighted Capital Ratio was 5.99%, which is below the minimum level required by regulatory guidelines. At September 30, 2012, the Bank’s leverage and Total risk-weighted Capital Ratios were both non-compliant with the levels specified in the above referenced consent order with bank regulators. Banks are placed into one of five capital categories based on the above three separate capital ratios. The five categories are “well-capitalized,” “adequately capitalized,” “under-capitalized,” “significantly under-capitalized,” and “critically under-capitalized.” The Bank was considered “significantly under-capitalized” as of September 30, 2012.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 and 2011

Overview. For the three months ended September 30, 2012, the Company incurred a net loss available to common shareholders of $3.2 million, or $0.82 per common share. This compares to a net loss of $7.1 million, or $1.82 per common share, for the three months ended September 30, 2011. The third quarter of 2012 had an increased level of costs related to foreclosed real estate compared to the third quarter of 2011. Other noninterest expenses are still elevated due to costs in conjunction with compliance with the Consent Order with the FDIC and the North Carolina Office of the Commissioner of Banks and the Written Agreement with the Federal Reserve Bank of Richmond, but are improved compared to the third quarter of 2011.

Net Interest Income. The Company’s net interest income for the three months ended September 30, 2012 totaled $3.0 million compared to $3.5 million at September 30, 2011. Net interest income decreased due to the reduction of $46.1 million in interest earning assets compared to September 30, 2011. The net interest margin decreased 22 basis points from 2.93% in the third quarter of 2011 to 2.71% in the third quarter of 2012.

Provision for Loan Losses. The loan loss provision amounted to $1.5 million for the quarter ended September 30, 2012, a decrease of $4.2 million, or 74.0%, from the $5.7 million provision recorded in the comparable quarter of 2011. Net charge-offs totaled $1.6 million in the third quarter of 2012 compared to $3.6 million in the third quarter of 2011.

Noninterest Income. Noninterest income totaled $391,000 for the three months ended September 30, 2012 compared to $415,000 for the comparable three-month period of 2011. Noninterest income includes customer service charges on deposit accounts, bank owned life insurance, and gains on investment securities. Noninterest income decreased $24,000, or 5.8%, for the third quarter of 2012 compared to the third quarter of 2011.

Noninterest Expenses. Noninterest expenses totaled $5.2 million and $5.1 million for the three months ended September 30, 2012 and 2011, respectively. Excluding the increase of other real estate expenses of $271,000, noninterest expenses for the three months would have decreased by $126,000. The increase in other real estate expense is primarily due to sales of said real estate and having current valuations performed on foreclosed assets over the last twelve months. Other noninterest expenses affecting overhead cost were: (1) FDIC insurance assessments, which increased $60,000 due to increased rates; (2) salaries and benefits, which decreased $34,000 due to staff reductions; and (3) consultant fees, which decreased $117,000 as a result of decreased needs regarding the consent order.

Income Taxes. Provisions for income taxes for each quarter were made to decrease the valuation allowance related to deferred tax assets, resulting in income tax benefit of $383,000 during the three months ending September 30, 2012 compared to no income tax expense in the third quarter of 2011.

Nine Months Ended September 30, 2012 and 2011

Overview. For the nine months ended September 30, 2012, the Company incurred a net loss available to common shareholders of $6.1 million, or $1.56 per common share. This compares to a net loss of $20.4 million, or $5.23 per common share, for the nine months ended September 30, 2011. Year-to-date 2012 had an improved level of costs related to foreclosed real estate. Other noninterest expenses are still elevated due to costs in conjunction with compliance with the Consent Order with the FDIC and the North Carolina Office of the Commissioner of Banks and the Written Agreement with the Federal Reserve Bank of Richmond, but are also improved compared to the first nine months of 2011.

Net Interest Income. The Company’s net interest income for the nine months ended September 30, 2012 totaled $8.8 million compared to $10.4 million at September 30, 2011. Net interest income decreased due to the reduction of $46.1 million in interest earning assets compared to September 30, 2011. The net interest margin decreased 17 basis points from 2.88% at September 30, 2011 to 2.71% at September 30, 2012.

Provision for Loan Losses. The loan loss provision amounted to $3.0 million for the nine months ended September 30, 2012, a decrease of $11.6 million, or 79.4%, from the $14.6 million provision recorded in the comparable period of 2011. Net charge-offs totaled $3.6 million in the first nine months of 2012 compared to $12.7 million in the first nine months of 2011.

Noninterest Income. Noninterest income totaled $3.7 million for the nine months ended September 30, 2012 compared to $1.2 million for the comparable nine-month period of 2011. Noninterest income includes customer service charges on deposit accounts, bank owned life insurance, and gains on investment securities. Excluding gains on sale of investment securities of $2.1 million in 2012 and $6,000 in 2011 and a nonrecurring gain on bank owned life insurance of $415,000 in 2012, noninterest income decreased by $79,000, or 6.4%, for the nine months ended September 30, 2012 and 2011.

Noninterest Expenses. Noninterest expenses totaled $14.5 million and $15.8 million for the nine months ended September 30, 2012 and 2011, respectively. Excluding the decrease of other real estate expenses of $1.6 million, noninterest expenses for the nine months would have increased by $338,000. The decrease in other real estate expense is primarily due to having current valuations performed on foreclosed assets over the last twelve months. Other noninterest expenses affecting overhead cost were: (1) FDIC insurance assessments, which increased $276,000 due to increased rates; (2) director and shareholder expenses, which increased $128,000 due to increased premiums for director and officer liability insurance; (3) salaries and benefits, which increased $319,000 due to fully recognizing the addition of our special assets department; and (4) consultant fees, which decreased $61,000 as a result of decreased needs regarding the consent order.

Income Taxes. Provisions for income taxes for the nine months ended September 30, 2012 were made to increase the valuation allowance related to deferred tax assets, resulting in income tax expense of $409,000 compared to an income tax expense of $996,000 for the nine month period ended September 30, 2011.

DISCLOSURES ABOUT FORWARD LOOKING STATEMENTS

Statements in this Report relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “ feels,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Factors that could influence the accuracy of forward-looking statements include, but are not limited to (a) pressures on our earnings, capital and liquidity resulting from current and future conditions in the credit and capital markets, (b) continued or unexpected increases in nonperforming loans and credit losses in our loan portfolio, (c) continued adverse conditions in the economy and in the real estate market in our banking markets (particularly those conditions that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of collateral that secures our loans), (d) the financial success or changing strategies of our customers, (e) actions of government regulators, or changes in laws, regulations or accounting standards, that adversely affect our business, (f) changes in the interest rate environment and the level of market interest rates that reduce our net interest margins and/or the values of loans we make and securities we hold, and changes in general economic conditions and real estate values in our banking market (particularly changes that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of loan collateral), (g) changes in competitive pressures among depository and other financial institutions or in our ability to compete effectively against other financial institutions in our banking markets, and (h) other developments or changes in our business that we do not expect. Although we believe that the expectations reflected in the forward-looking statements included in this Report are reasonable, they represent our management’s judgments only as of the date they are made, and we cannot guarantee future results, levels of activity, performance or achievements. As a result, readers are cautioned not to place undue reliance on these forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this paragraph. We have no obligation, and do not intend to update these forward-looking statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

As disclosed on its Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2011, the Company has notified the United States Department of the Treasury of its intent to defer the payment of its regular quarterly cash dividends on its fixed rate cumulative perpetual preferred stock, series A, issued to the Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program. Therefore, the Company is currently in arrears with the dividend payments on the series A preferred stock. As of September 30, 2012, the amount of the arrearage on the dividend payments for the series A preferred stock was $1,241,022.50.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report.

31.01	Certification of our principal executive officer pursuant to Rule 13a-14(a)

31.02	Certification of our principal financial officer pursuant to Rule 13a-14(a)

32.01	Certification of our principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, in XBRL (eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: November 14, 2012	By:	/s/ Stephen R. Talbert
Stephen R. Talbert
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2012	By:	/s/ Megan W. Patton
Megan W. Patton
Vice President and Controller
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.01	Certification of our principal executive officer pursuant to Rule 13a-14(a)

31.02	Certification of our principal financial officer pursuant to Rule 13a-14(a)

32.01	Certification of our principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, in XBRL (eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.