Form 10-K
period 2012-12-31
Bank of the Carolinas CORP
filed 2013-04-01
CIK 1365997

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☐                Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity), as of the last business day of the Registrant’s most recently completed second fiscal quarter was $896,000 (based on the closing price of such stock as of June 30, 2012).

On April 1, 2013, the number of outstanding shares of Registrant’s common stock was 3,895,840.

Documents Incorporated by Reference:

None

BANK OF THE CAROLINAS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

The Bank’s primary market area is in the Piedmont region of North Carolina where we are engaged in general commercial banking primarily in Davie, Randolph, Rowan, Cabarrus, Davidson, Forsyth and Stokes Counties. The Bank’s main office is located at 135 Boxwood Village Drive in Mocksville, North Carolina. Our main office in Mocksville and our Advance office are located in Davie County. Our other offices are located in Asheboro (Randolph County), Landis (Rowan County), Harrisburg and Concord (Cabarrus County), Lexington (Davidson County), King (Stokes County)1 and Winston-Salem (Forsyth County).

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

[1]	Subject to regulatory approval, we intend to permanently close the King office in the second quarter of 2013.

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

Loan Administration and Underwriting.    Like most community banks, we make loans based to a great extent on our assessment of borrowers’ income, cash flow, net worth, character and ability to repay the loan. A principal risk associated with each loan category is the creditworthiness of our borrowers. Our loans may be viewed as involving a higher degree of credit risk than is typically the case with some other types of loans, such as long-term residential mortgage loans where greater emphasis is placed on assessed collateral values. To manage risk, we have adopted written loan policies and procedures. Our loan portfolio is administered under a defined process that includes guidelines for loan underwriting standards, risk assessment, procedures for loan approvals, loan risk grading, ongoing identification and management of credit deterioration, and portfolio reviews to assess loss exposure. These reviews also are used to test our compliance with our credit policies and procedures in an ongoing fashion.

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

For additional information regarding loss experience, our allowance for loan losses and problem assets, see Table II. Summary of Loan Loss Experience, Table III. Allocation of Allowance for Loan Losses, and Table V. Nonperforming Assets in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Deposit Activities

Our deposit products include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. We monitor our competition in order to keep the rates paid on our deposits at a competitive level. However, under FDIC regulations and the terms of the regulatory consent order discussed under the heading “Supervision and Regulation” below, we may not currently solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yield on insured deposits of comparable maturity in our market area or the market area where the deposits are being solicited. The majority of our deposits are derived from within our banking market. However, we have historically solicited and accepted wholesale deposits as a way to supplement funding to support loan growth and provide added balance sheet liquidity. For additional analysis of deposit relationships, see Table VIII. Deposit Mix in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment Portfolio

On December 31, 2012, our investment portfolio consisted of U.S. government agency securities, state and municipal obligations, mortgage-backed securities issued by the Federal National Mortgage Association (“Fannie Mae”), the Government National Mortgage Association (“Ginnie Mae”), and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and corporate obligations. Our securities are classified as both “held to maturity” and “available for sale.” We analyze their performance monthly and carry the available for sale securities on our books at their fair market values while carrying the held to maturity securities at their amortized cost. For additional analysis of investment security balances by type and maturities and average yields by security type, see Table VI. Investment Securities and Table VII. Investment Securities in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. For additional information regarding appreciation and depreciation by security type, and information relating to Other Than Temporary Impairment, see Note 2. Investment Securities in our Notes to Consolidated Financial Statements under Item 8.

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

Employees

On December 31, 2012, we had approximately 105 full-time equivalent employees (including our executive officers). We are not party to any collective bargaining agreement with our employees, and we consider our relations with our employees to be good.

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

North Carolina Banking Law Modernization Act.    On October 1, 2012, as a result of the recommendations of the Joint Legislative Study Commission on the Modernization of North Carolina Banking Laws, legislation went into effect that comprehensively modernizes North Carolina’s banking laws for the first time since the Great Depression. As a result of the legislation, Articles 1 through 10, 12, and 13 of Chapter 53 of the North Carolina General Statutes were repealed, and new Chapter 53C, entitled “Regulation of Banks,” became law. Major changes enacted by the law include: a comprehensive list of definitions enhancing the clarity and meaning of the various sections of North Carolina’s banking law, a broader reliance on the North Carolina Business Corporations Act, and incorporation of modern concepts of capital adequacy and regulatory supervision. On March 4, 2013, a bill was filed for consideration by the North Carolina General Assembly to make certain technical corrections and clarifications to Chapter 53C.

Dodd–Frank Wall Street Reform and Consumer Protection Act.    In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This law has significantly changed the current bank regulatory structure and is affecting the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies have significant discretion in drafting rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many years. The Dodd-Frank Act included, among other things:

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

•

a permanent increase of FDIC deposit insurance to $250,000 per deposit category and an increase in the minimum deposit insurance fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits;

•

amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations; and

•	new disclosure and other requirements relating to executive compensation and corporate governance.

The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). The Federal Reserve released a final rule in early 2011 which requires a “banking entity,” a term that is defined to include bank holding companies like the Company, to bring its proprietary trading activities and investments into compliance with the Dodd-Frank Act restrictions no later than two years after the earlier of: (1) July 21, 2012, or (2) 12 months after the date on which interagency final rules are adopted. Pursuant to the compliance date final rule, banking entities are permitted to request an extension of this timeframe from the Federal Reserve. In late 2011, the federal banking agencies released for comment proposed regulations implementing the Volcker Rule. The public comment period closed in early 2012. The proposed rules are highly complex and many aspects of their application remain uncertain. Due to the complexity of the new rules, the challenges of agency coordination, and the volume of public comments received, implementation of the Volcker Rule has been delayed. We do not currently anticipate that the Volcker Rule will have a material effect on our operations. However, until a final rule is adopted, the precise impact of the Volcker Rule on the Company cannot be determined.

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

Under North Carolina banking law, the Bank’s Board of Directors may declare dividends so long as they do not reduce the Bank’s capital below its applicable required capital. As described above, the Bank is currently restricted from paying dividends under the terms of the Consent Order with the FDIC and the Commissioner.

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

Federal Capital Adequacy Regulations.    We and the Bank are required to comply with the FRB’s and FDIC’s capital adequacy standards for bank holding companies and insured banks. The FRB and FDIC have issued risk-based capital and leverage capital guidelines for measuring capital adequacy, and all applicable capital standards must be satisfied for us or the Bank to be considered in compliance with regulatory capital requirements.

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

In June 2012, the federal bank regulatory agencies jointly issued three proposed rules that would revise the general risk-based capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework (Basel III). While the regulatory agencies had initially proposed an effective date of January 1, 2013 for the new rules, the agencies have since confirmed that the implementation will be delayed as a result of the many industry participants, including community banks, that expressed concern over the impact of the proposed rules. When and if the proposed rules become effective, they would, among other things: revise the definition of regulatory capital components and related calculations, add a new common equity Tier 1 capital ratio, and increase the minimum Tier 1 Capital Ratio requirement from 4% to 6% percent. If the proposed rules are implemented as written, the amount of capital that the Bank would be required to hold would likely increase.

Regulatory Guidance on “CRE” Lending Concentrations.    During 2006, the FDIC and other federal banking regulators issued guidance for sound risk management for financial institutions whose loan portfolios are deemed to have significant concentrations in commercial real estate (“CRE”). In 2008, the FDIC and other federal banking regulators issued further guidance on applying these principles in the current real estate lending environment, and they noted particular concern about construction and development loans. The banking regulators have indicated that this guidance does not set strict limitations on the amount or percentage of CRE within any given loan portfolio, and that they also will examine risk indicators in banks which have amounts or percentages of CRE below the thresholds. However, if a bank’s CRE exceeds these thresholds or if other risk indicators are present, the FDIC and other federal banking regulators may require additional reporting and analysis to document management’s evaluation of the potential additional risks of such concentration and the impact of any mitigating factors. The 2008 supplementary guidance stated that banks with significant CRE concentrations should maintain or implement processes to: (1) increase and maintain strong capital levels; (2) ensure that their loan loss allowances are appropriately strong; (3) closely manage their CRE and construction and development loan portfolios; (4) maintain updated financial and analytical information about borrowers and guarantors; and (5) bolster their workout infrastructure for problem loans. It is possible that regulatory constraints associated with this guidance could increase the costs of monitoring and managing this component of our loan portfolio.

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

The following table lists our and the Bank’s capital ratios at December 31, 2012. As described above, the Bank is subject to a consent order issued by the FDIC and the North Carolina Commissioner of Banks. The consent order requires that the Bank maintain capital levels in excess of normal statutory minimums, including a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 10%.

	Minimum required ratios	Required ratios to be considered “Well capitalized”	The Company’s capital ratios	The Bank’s capital ratios
Risk-based capital ratios:
Leverage Capital Ratio (Tier 1 Capital to fourth quarter average assets)	4.0%	5.0%	2.47%	3.56%
Tier 1 Capital Ratio (Tier 1 Capital to risk-weighted assets)	4.0%	6.0%	3.46%	4.99%
Total Capital Ratio (Total Capital to risk-weighted assets)	8.0%	10.0%	6.22%	6.25%

North Carolina Capital Requirements and Regulatory Action.    Under North Carolina banking law, a bank’s “required capital” is equal to at least the amount required for the bank to be considered “adequately capitalized” under the federal regulatory capital standards described above. “Inadequate capital” is defined as an amount of capital equal to at least 75% but less than 100% of required capital. “Insufficient capital” is defined as an amount of capital less than 75% of required capital.

The Commissioner is empowered to take regulatory action if a bank’s capital falls below the required capital level. If the Commissioner determines that a bank has “inadequate capital” or “insufficient capital,” the Commissioner may order the bank to take corrective action. If the Commissioner determines that that a bank has insufficient capital and is conducting business in an unsafe or unsound manner or in a fashion that threatens the financial integrity of the bank, the Commissioner may serve a notice of charges and show-cause order on the bank and, if after a hearing, he determines that supervisory control of the bank is necessary to protect the bank’s customers, creditors, or the general public, the Commissioner may take supervisory control of the bank. The Commissioner may also take custody of the books and records of a bank and appoint a receiver if the bank’s capital is impaired such that the likely realizable value of the bank’s assets is insufficient to pay and satisfy the claims of its depositors and creditors.

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

Reserve Requirements.    Under the FRB’s regulations, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $11.5 million of transaction accounts, but reserves equal to 3.0% must be maintained on the aggregate balances of those accounts between $11.5 million and $59.5 million, and reserves equal to 10.0% must be maintained on aggregate balances in excess of $59.5 million. The FRB may adjust these percentages from time to time. Because the Bank’s reserves are required to be maintained in the form of vault cash or in an account at a Federal Reserve Bank or with a qualified correspondent bank, one effect of the reserve requirement is to reduce the amount of our assets that are available for lending and other investment activities.

Deposit Insurance.    The Bank’s deposits are insured up to limits set by the Deposit Insurance Fund (the “DIF”) of the FDIC. The DIF was formed on March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act established a range of 1.15% to 1.50% within which the FDIC may set the Designated Reserve Ratio (the “reserve ratio”). The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DIF reserve ratio to 1.35%, and removed the upper limit of 1.50%. In 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed a comprehensive, long-range plan for management of the DIF. As part of this comprehensive plan, the FDIC has adopted a final rule to set the reserve ratio at 2.0%.

In 2010, the Dodd-Frank Act permanently increased FDIC insurance coverage to $250,000 per deposit category.

The FDIC imposes a risk-based deposit insurance premium assessment on member institutions in order to maintain the DIF. This assessment system was amended by the Reform Act and further amended by the Dodd-Frank Act. Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The Dodd-Frank Act changed the methodology for calculating deposit insurance assessments from the amount of an insured institution’s domestic deposits to its total assets minus tangible capital. In 2011, the FDIC issued a new regulation implementing these revisions to the assessment system.

In 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the banking system. The TLGP consists of two components: a temporary guarantee of newly-issued senior unsecured debt named the Debt Guarantee Program, and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC insured institutions named the Transaction Account Guarantee Program (“TAG”). All newly-issued senior unsecured debt will be charged an annual assessment of up to 100 basis points (depending on term) multiplied by the amount of debt issued and calculated through the date of that debt or June 30, 2012, whichever is earlier. The Bank elected to opt out of the Debt Guarantee Program and elected to participate in the TAG Program. In 2009, the FDIC adopted a final rule extending the TAG portion of the TLGP for six months through June 30, 2010 and it was extended again through December 31, 2010. The Bank elected to continue to participate in the TAG Program through December 31, 2010. In 2010, the Dodd-Frank Act extended unlimited FDIC insurance coverage to noninterest-bearing transaction deposit accounts through December 31, 2012. As of January 1, 2013, funds in noninterest-bearing accounts (including Interest on Lawyers’ Trust Accounts, or IOLTA, accounts) were no longer eligible for unlimited deposit insurance coverage. Deposits held in these accounts are now aggregated with any interest-bearing deposits the owner may hold in the same ownership category, and the combined total is insured up to $250,000.

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

Community Reinvestment.    Under the Community Reinvestment Act (the “CRA”), an insured institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured banks, to assess the banks’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of various applications by those banks. All banks are required to publicly disclose their CRA performance ratings. The Bank received a “Satisfactory” rating in its last CRA examination during August 2012.

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

Federal Banking Agency Guidance on Executive Compensation.    In 2010, the federal banking agencies issued guidance which applies to all banking organizations supervised by the agencies. Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

In addition, in 2011, the federal banking agencies, along with the Federal Housing Finance Agency, and the Securities and Exchange Commission, released a proposed rule intended to ensure that regulated financial institutions design their incentive compensation arrangements to account for risk. Specifically, the proposed rule would require compensation practices of the Registrant to be consistent with the following principles: (1) compensation arrangements appropriately balance risk and financial reward; (2) such arrangements are compatible with effective controls and risk management; and (3) such arrangements are supported by strong corporate governance. In addition, financial institutions with $1 billion or more in assets would be required to have policies and procedures to ensure compliance with the rule and would be required to submit annual reports to their primary federal regulator. The comment period has closed and a final rule has not yet been published.

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

Item 2. Properties.

As of December 31, 2012, we owned the facilities housing six of our banking offices, and we leased the facilities housing our remaining four offices. In addition, we own an operations center which houses the deposit operations, information technology and loan administration departments of the Bank. Each of our banking offices is in good condition and fully equipped for our purposes. On December 31, 2012, our investment in premises and equipment (cost less accumulated depreciation) was approximately $11.8 million.

On February 8, 2013, we permanently closed our branch office in Cleveland, North Carolina. The lease associated with this property was terminated effective February 28, 2013.

Subject to regulatory approval, we intend to permanently close our branch office in King, North Carolina, in the second quarter of 2013. The lease associated with this property is scheduled to expire on November 30, 2014. The Bank intends to negotiate with the landlord to obtain an early termination of this lease, however, there can be no assurance that any such negotiations will be successful.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Stock; Dividends.    Until March 5, 2012, our common stock was listed for trading on the Nasdaq Global Market. During the period from January 1, 2012, to March 5, 2012, the high and low sales prices for our common stock on the Nasdaq Global Market were $0.50 and $0.20, respectively. Trading of our common stock on the Nasdaq Global Market was suspended at the opening of business on March 5, 2012, due to the Company’s noncompliance with Nasdaq Listing Rule 5450(b)(1)(C), which requires that companies listed on the Nasdaq Global Market maintain a market value of publicly held shares of at least $5,000,000. Following the trading suspension from Nasdaq, our common stock has been quoted under the symbol “BCAR” on the OTCQB marketplace operated by OTC Markets Group, Inc.

The following table shows the reported high and low bid prices for shares of our common stock on the OTCQB marketplace and cash dividends declared on our common stock for each calendar quarter during 2012:

	Sales price range				Cash Dividends Declared
Quarter	High		Low
2012 Fourth	$0.41		$0.05		$—
Third	0.49		0.13		—
Second	0.30		0.15		—
First	0.45	*	0.13	*	—

*	Since March 5, 2012

The following table shows the reported high and low sales prices for shares of our common stock on the Nasdaq Global Market and cash dividends declared on our common stock for each calendar quarter during 2011:

	Sales price range		Cash Dividends Declared
Quarter	High	Low
2011 Fourth	$0.72	$0.17	$—
Third	3.47	0.45	—
Second	2.47	0.58	—
First	3.25	1.78	—

On December 31, 2012, there were approximately 1,786 total beneficial holders of our common stock, including 925 shareholders of record and approximately 861 holders whose shares were in street name.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The notes to our audited financial statements for the years ended December 31, 2012, 2011, and 2010 contain a summary of our significant accounting policies. We believe our policies with respect to methodology for the determination of our allowance for loan losses, and our asset impairment judgments, such as the recoverability of other real estate values, involve a higher degree of complexity and require us to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, we consider the policies related to those areas critical.

The allowance for loan losses represents our best estimate of probable losses that are inherent in the loan portfolio at the balance sheet date. The allowance is based on generally accepted accounting principles, which require that losses be accrued when they are probable of occurring and estimable and require that losses be accrued based on the differences between the value of collateral, the present value of future cash flows or values that are observable in the secondary market, and the loan balance.

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

In 2011, the Company modified its methodology for determining the allowance for loan losses. Prior to these changes, the loan loss methodology calculated historical loss rates using a three-year loss history with a quarter lag and a weighted average. During the first quarter of 2011, the Company began using a three-year average annual loss rate. At the end of 2011, the loan loss methodology was modified further to include the current quarter-end, which eliminated the quarter lag used previously. As a result of these changes, there was a net decrease to the Company’s allowance for loan losses of approximately $80,000 in 2011.

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

Management’s determination of the realization of the net deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income and the implementation of various tax plans to maximize realization of the deferred tax asset. As of December 31, 2012, a $14.4 million valuation allowance has been established primarily due to the possibility that all of the deferred tax asset associated with the allowance for loan losses may not be realized. See Note 10 Income Taxes in the notes to the audited consolidated financial statements for further disclosure on this matter.

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

Overview

The past few years have been difficult ones for the financial services industry in general. Bank failures have been numerous, particularly among community banks in some southeastern states, primarily brought about by the severe downturn in real estate markets. Our operating results have been adversely affected by the weakness in the economy in general and real estate in particular. Our net loss available to common shareholders was $5.5 million for 2012, $29.2 million for 2011, and $3.6 million for 2010. The losses in all years were driven by substantial increases in loan loss provisions due to deterioration in our loan portfolio, significant losses and net operating expenses associated with foreclosed real estate, as well as lost interest revenue caused by elevated levels of nonperforming assets.

In addition to the effect on our operating results noted above, the economic environment has led to a decline of $37.5 million in our loan portfolio during 2012. Given the prominence of real estate loans in our lending activities, it has been and continues to be a challenge to generate quality credit in sufficient volume to outpace payments.

We strive to serve the financial needs of small to medium-sized businesses and individuals in our market area, offering an array of financial products emphasizing superior customer service.

Real estate secured loans, including construction loans and loans secured by existing commercial and residential properties, made up almost 89% of our loan portfolio at December 31, 2012, with the remainder of our loans consisting of commercial and industrial loans and loans to individuals. We also offer certain loan products through associations with various mortgage lending companies. Through these associations, we originate 1-4 family residential mortgages, at both fixed and variable rates. We earn fees for originating these loans and transferring the loan package to the mortgage lending companies.

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

Over 90% of our revenue (net interest income plus noninterest income) was comprised of net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. Therefore, the levels of interest rates and our ability to effectively manage the effect that changes in interest rates have on net interest income can have a significant impact on revenue and results of operations. Results of operations may also be materially affected by our provision for loan losses, which has been much higher during the past three years than our long-term trend. Service charges and fee income generated from customer services represented less than 10% of revenue in each of the past two years and represents an area of potential revenue growth. Noninterest expense is the third major driver of operating results along with net interest income and the provision for loan losses. Total noninterest expenses absorbed over 114% of our revenue in 2012 and 141% in 2011. Noninterest expenses include compensation and employee benefits, occupancy and equipment expenses, FDIC insurance premiums, expenses related to foreclosed real estate, professional services, expenditures for data processing services and various other costs of doing business.

In addition, due to the establishment of the valuation allowance against the deferred tax asset, there was no tax expense or benefit in 2012. Results for 2011 were significantly impacted by a provision for income taxes of $4.5 million that was made to establish a deferred income tax valuation allowance to reduce the carrying value of the Company’s net deferred tax asset to zero, thereby increasing a loss before income taxes of $23.7 million to a net loss of $28.3 million. For the year 2010, the Company’s income tax provision represented tax benefits of approximately 38% of income before income taxes.

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

Financial Condition at December 31, 2012 and December 31, 2011

Total assets at December 31, 2012, decreased by $48.6 million or 10.0% to $437.4 million compared to $486.0 million at December 31, 2011. We had earning assets of $398.5 million at December 31, 2012 consisting of $262.4 million in accruing loans, $106.9 million in investment securities and $29.2 million in temporary investments. Stockholders’ equity was $9.1 million at December 31, 2012 compared to $14.6 million at December 31, 2011.

Loans.    Total loans declined by $37.5 million or 12.2% during the twelve months of 2012, from $307.9 million on December 31, 2011 to $270.4 million at December 31, 2012. On December 31, 2012, real estate loans made up 89.3% of total loans while commercial non-real estate loans comprised another 10.7% of the portfolio. Total loans represented 61.8% and 63.4% of our total assets on December 31, 2012 and 2011, respectively.

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, our loan portfolio yielded 4.97% for the year ending December 31, 2012 as compared to an average yield of 5.10% during 2011.

The following table contains selected data relating to the composition of our loan portfolio by type of loan on the dates indicated.

Table I.

Analysis of Loan Portfolio (dollars in thousands)

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential 1-4 family	$72,595	26.85%	$78,631	25.54%	$78,750	21.51%	$76,767	19.62%	$68,876	16.99%
Commercial real estate	110,527	40.88	126,849	41.20	161,839	44.20	161,904	41.38	154,463	38.10
Construction and development	28,976	10.72	33,081	10.74	35,310	9.64	41,580	10.63	60,476	14.92
Home equity	29,462	10.89	29,727	9.65	31,465	8.59	30,775	7.87	29,656	7.32

Total real estate loans	241,560	89.34	268,288	87.13	307,364	83.94	311,026	79.50	313,471	77.33
Commercial business loans	22,992	8.50	34,271	11.13	51,581	14.09	75,762	19.36	84,282	20.79
Consumer loans:
Installment	3,158	1.17	3,490	1.13	4,300	1.17	3,303	0.84	5,989	1.48
Other	2,664	0.99	1,858	0.61	2,908	0.80	1,174	0.30	1,660	0.40

Total loans	270,374	100.00%	307,907	100.00%	366,153	100.00%	391,265	100.00%	405,402	100.00%

Allowance for loan losses	(6,890)		(8,101)		(6,863)		(8,167)		(6,308)

Total loans, net	$263,484		$299,806		$359,290		$383,098		$399,094

The following table reflects the scheduled maturities of commercial real estate loans, construction and development loans, and commercial business loans (dollars in thousands):

	December 31, 2012
	1 year or less	After 1 year but within 5 years	After 5 years	Total
Commercial real estate loans	$19,668	$77,034	$13,825	$110,527
Constructions and development loans	12,326	14,718	1,932	28,976
Commercial business loans	10,204	10,721	2,067	22,992

Total	$42,198	$102,473	$17,824	$162,495

The following table reflects the scheduled maturities of all fixed and variable interest rate loans (dollars in thousands):

	December 31, 2012
	1 year or less	After 1 year but within 5 years	After 5 years	Total
Loans with fixed interest rates	$37,332	$111,846	$54,374	$203,552
Loans with variable interest rates	20,136	18,247	28,439	66,822

Total	$57,468	$130,093	$82,813	$270,374

Allowance for Loan Losses.    On December 31, 2012, our allowance totaled approximately $6.9 million and amounted to 2.55% of total loans and 89.1% of our nonperforming loans. This compares to an allowance of $8.1 million, or 2.63% of loans and 42.5% of nonperforming loans at December 31, 2011 and $6.9 million, or 1.87% of loans and 27.8% of nonperforming loans as of December 31, 2010.

The following table contains an analysis of our allowance for loan losses for the time periods indicated.

Table II.

Summary of Loan Loss Experience (dollars in thousands)

	Year ended December 31,
	2012	2011	2010	2009	2008
Balance at beginning of year	$8,101	$6,863	$8,167	$6,308	$4,245
Provision for loan losses	2,359	17,565	6,441	5,547	6,291
Charge-offs:
Residential mortgage	(1,233)	(3,125)	(1,041)	(256)	(645)
Commercial real estate	(1,804)	(7,339)	(1,090)	(141)	(300)
Construction and development	(1,118)	(1,256)	(1,006)	(1,381)	(640)
Commercial business	(453)	(5,310)	(4,561)	(1,912)	(2,919)
Installment	(76)	(150)	(233)	(218)	(169)

Total charge-offs	(4,684)	(17,180)	(7,931)	(3,908)	(4,673)

Recoveries:
Residential mortgage	126	118	3	4	45
Commercial real estate	116	101	28	50	192
Construction and development	169	145	94	9	50
Commercial business	671	470	23	128	124
Installment	32	19	38	29	34

Total recoveries	1,114	853	186	220	445

Net charge-offs	(3,570)	(16,327)	(7,745)	(3,688)	(4,228)

Balance at end of year	$6,890	$8,101	$6,863	$8,167	$6,308

Ratio of net charge-offs during period to average loans outstanding	1.24%	4.78%	2.08%	0.92%	1.04%
Ratio of allowance for loan losses to non-performing loans	89.1%	42.5%	27.8%	88.5%	93.9%
Ratio of allowances for loan losses to total loans	2.55%	2.63%	1.87%	2.09%	1.56%

During 2012, we incurred net loan charge-offs of $3.6 million, compared to $16.3 million in 2011 and $7.7 million in 2010. These levels of net charge-offs produced net loss ratios of 1.24% for 2012, 4.78% for 2011, and 2.08% for 2010. The loss ratios for 2012, 2011, and 2010 were substantially higher than our longer-term trend which contributed to increased loan loss provisions in all three years. The deterioration in our loan portfolio, as evidenced by rising loss ratios and nonperforming loans, resulted in the increases in our allowance for loan losses for 2011 and 2010. By late 2012, our nonperforming loans had decreased significantly compared to the two prior years and we had our first quarter of net loan recoveries in five years.

An analysis of the allowance for loan losses for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 is contained in the following table:

Table III.

Allocation of Allowance for Loan Losses (1) (dollars in thousands)

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential, 1-4 family	$1,267	18.39%	$1,168	14.42%	$1,078	15.71%	$721	8.83%	$1,072	16.99%
Commercial real estate	2,210	32.08	2,421	29.89	1,154	16.81	4,072	49.86	2,403	38.09
Construction and development	806	11.70	719	8.88	667	9.72	1,007	12.33	941	14.92
Home equity	314	4.55	279	3.44	459	6.69	93	1.14	462	7.32

Total real estate loans	4,597	66.72	4,587	56.63	3,358	48.93	5,893	72.16	4,878	77.32
Commercial business loans	1,209	17.55	2,247	27.74	2,252	32.81	2,165	26.51	1,311	20.78
Consumer loans:
Installment	98	1.42	143	1.77	161	2.35	104	1.27	93	1.47
Other	—	—	—	—	—	—	5	0.06	26	0.43
Unallocated	986	14.31	1,124	13.86	1,092	15.91	—	—	—	—

Total Loans	$6,890	100.00%	$8,101	100.00%	$6,863	100.00%	$8,167	100.00%	$6,308	100.00%

(1) The allowance has been allocated on an approximate basis. The entire amount of the allowance is available to absorb losses occurring in any category.

     The allocation is not necessarily indicative of future losses.

Asset Quality.    Credit risks are inherent in making loans. We assess these risks and attempt to manage them effectively by adhering to internal credit underwriting policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies. A loan is placed in non-accrual status when, in our judgment, the collection of interest appears doubtful. Nonperforming assets are defined as nonaccrual loans, loans contractually past due for more than 90 days but still accruing interest, and foreclosed or idled properties. At December 31, 2012, the Company’s non-performing assets totaled $12.7 million, or 4.62% of loan-related assets, compared to $27.6 million, or 8.72% of loan-related assets at December 31, 2011.

On December 31, 2012, we had no loans that were delinquent over 90 days and still accruing interest, and $7.7 million that were in non-accrual status. Interest accrued, but not recognized as income on non-accrual loans, was approximately $159,000 during 2012. Compared to December 31, 2011, we had no loans that were delinquent over 90 days and still accruing interest, and $19.1 million that were in non-accrual status. Interest accrued, but not recognized as income on non-accrual loans, was approximately $569,000 during 2011.

“Other real estate owned,” also referred to as “OREO,” generally consists of all real estate, other than bank premises, that is owned or controlled by a financial institution, including real estate acquired through foreclosure. Financial institutions such as the Company typically acquire OREO through foreclosure or a deed in lieu of foreclosure after a borrower defaults on a loan.

Other real estate owned at December 31, 2012 amounted to $5.0 million compared to $8.5 million as of December 31, 2011. Other real estate is carried at the lower of cost or estimated net realizable value. During the year ended December 31, 2012 and 2011, $5.8 million and $10.5 million of real property, respectively, was foreclosed on and transferred to OREO. Properties transferred to OREO are initially recorded at the lower of the loan balance or the fair value of the property, less estimated costs to sell the property at the date of the foreclosure. The $5.8 million and $10.5 million transferred to OREO in 2012 and 2011 represents the fair value of the properties at the date of transfer. As a result of obtaining the fair values of these properties prior to transferring them to OREO, the Company charged $2.2 million to the allowance for loan losses in 2012 and $5.3 million to the allowance for loan losses in 2011. As noted above, the Company also considers the estimated costs to sell a property when transferring a property to OREO. The Company takes the following factors into consideration when estimating the costs to sell a property:

potential discount for liquidation,
prior liens on the property,
taxes,
sales commissions, and
closing expenses.

The estimated cost to sell a property is subtracted from the fair value of the property prior to transferring the property to OREO.

The following table provides a roll-forward of OREO for the periods ended December 31, 2012, 2011, and 2010:

Table IV.

OREO Rollforward (dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Beginning Balance	$8,524	$8,314	$8,233
Additions from Transfers In	5,823	10,520	4,180
Valuation Adjustments	(2,040)	(3,449)	(1,294)
Gross Sales	(7,523)	(6,113)	(2,650)
Gross Gains (Losses)	192	(748)	(155)

Ending Balance	$4,976	$8,524	$8,314

In April 2011, the Company established a special assets department to provide expertise in the areas of problem loans and OREO. This new department revised the Company’s procedures with respect to foreclosed properties. Previously, when a property was in foreclosure, the balance of the loan was transferred to OREO. Losses on the OREO property were taken upon the sale of the property. As a result, the charge-off did not become part of the loss history of the loan. The special assets department implemented changes such that management now obtains updated fair values for properties and prepares an impairment analysis when there is an indication that the loan is problematic. Any resulting impairment is charged to the allowance for loan losses and becomes part of the loan’s loss history. The Company conducts an annual review of problem loans to ensure that proper fair value is recognized.

The following table summarizes information regarding our nonperforming assets on December 31, 2012, 2011, 2010, 2009, and 2008.

Table V.

Nonperforming Assets (dollars in thousands)

	At December 31,
	2012	2011	2010	2009	2008
Loans accounted for on a nonaccrual basis:
Real estate loans:
Mortgage	$2,491	$6,875	$4,071	$2,971	$195
Commercial	4,153	9,167	15,176	1,606	5,466
Construction and development	880	1,764	2,274	1,488	285

Total real estate loans	7,524	17,806	21,521	6,065	5,946
Commercial business customers	202	1,246	3,068	3,151	771
Installment	7	10	101	8	—

Total nonaccrual loans	7,733	19,062	24,690	9,224	6,717
Accruing loans which are contractually past due 90 days or more	—	—	—	—	—

Total nonperforming loans	7,733	19,062	24,690	9,224	6,717
Other real estate owned	4,976	8,524	8,314	8,233	5,622

Total nonperforming assets	$12,709	$27,586	$33,004	$17,457	$12,339

Total nonperforming loans as a percentage of loans	2.86%	6.19%	6.74%	2.36%	1.66%
Total nonperforming assets as a percentage of loans and other real estate owned	4.62%	8.72%	8.81%	4.37%	3.00%
Total nonperforming assets as a percentage of total assets	2.91%	5.68%	6.17%	2.86%	2.20%

Investment Securities.    Our investment securities totaled $106.9 million at December 31, 2012, and $112.4 million at December 31, 2011. Our investment portfolio includes U.S. Government Agency bonds, mortgage backed securities, state and municipal bonds and corporate subordinated debt of other financial institutions, all of which are classified as held to maturity or available for sale. Held to maturity securities are carried at amortized cost value and available for sale securities are carried at fair value.

We use our investment portfolio to employ liquid funds and as a tool in the management of interest rate risk, while at the same time providing interest income. Practically all of our securities are classified as available for sale and, as such, may be sold from time to time to increase liquidity or re-balance the interest rate sensitivity profile of our balance sheet. However, we do have the available liquidity to hold our securities to maturity should we have the need to. In fact, we have classified some of our more illiquid securities as held to maturity because we fully intend to hold them until their maturity date. All securities classified as held to maturity were purchased in 2008 and consist of subordinated debt and trust preferred securities issued or guaranteed by other financial institutions. In December 2011, we recorded an additional impairment charge of $397,000 for a total impairment of $1.0 million on a $1.0 million investment in a trust preferred security as a result of the guarantor bank holding company exercising its right to defer interest payments to the issuing trust in December 2009. In 2012, the guarantor bank holding company’s sole subsidiary bank was closed by regulatory authorities. As a result, we removed the investment from our portfolio.

The following table summarizes the carrying value of our investment securities on the dates indicated.

Table VI.

Investment Securities (dollars in thousands)

	December 31,
	2012	2011	2010
U.S. Government agency bonds	$48,118	$44,259	$53,518
State and municipal bonds	10,326	3,590	3,859
Mortgage-backed securities	46,492	61,571	48,223
Corporate securities	1,995	2,984	4,773

Total	$106,931	$112,404	$110,373

The following tables summarize information regarding the scheduled maturities, amortized cost, and weighted average yields on a tax equivalent basis for our investment securities portfolio on December 31, 2012 and 2011.

Table VII.

Investment Securities (dollars in thousands)

At December 31, 2012:

	1 year or less		Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
U.S. Government agency bonds	$6,000	1.62%	$5,006	2.78%	$27,204	2.18%	$9,582	2.58%	$47,792	2.26%
State and municipal bonds	—	—	508	2.50	8,066	2.59	1,790	2.64	10,364	2.60
Mortgage-backed securities	—	—	—	—	—	—	45,861	2.34	45,861	2.34
Corporate securities	995	7.79	—	—	1,000	3.86	—	—	1,995	5.82

Total investment securities	$6,995	2.50%	$5,514	2.75%	$36,270	2.32%	$57,233	2.39%	$106,012	2.39%

At December 31, 2011:

	1 year or less		Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
U.S. Government agency bonds	$14,270	1.82%	$12,154	2.33%	$16,707	3.38%	$—	—%	$43,131	2.57%
State and municipal bonds	951	3.63	2,482	3.44	—	—	—	—	3,433	3.49
Mortgage-backed securities	—	—	—	—	3,258	2.62	57,157	2.31	60,415	2.33
Corporate securities	—	—	967	7.79	1,000	3.84	963	8.47	2,930	6.67

Total investment securities	$15,221	1.93%	$15,603	2.84%	$20,965	3.28%	$58,120	2.41%	$109,909	2.57%

Deposits.    Our deposit service offerings include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. On December 31, 2012, total deposits were $373.0 million compared with $416.2 million on December 31, 2011. During the year, there was increase in all deposit areas, with the exception of brokered and institutional CDs.

The growth in money market deposits began in July 2008 when we offered a special money market rate that was guaranteed through June 30, 2009. Since the rate promotion expired we began to reduce the rates paid on money market deposits to levels more in-line with the markets we serve and at December 31, 2012 money market deposits totaled $97.9 million. Under FDIC regulations and the terms of the regulatory consent order discussed under the heading “Regulatory Action” above, we may not currently solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yield on insured deposits of comparable maturity in our market area or the market area where the deposits are being solicited.

Brokered deposits have decreased from $42.7 million at December 31, 2011 to $15.1 million at December 31, 2012, a decrease of $27.6 million. On December 31, 2012, approximately 4.0% our total deposits were made up of brokered deposits as compared to 10.3% at December 31, 2011 and 17.5% as of December 31, 2010. Under FDIC regulations and the terms of the regulatory consent order discussed under the heading “Regulatory Action” above, we may not accept, renew, or roll over any brokered deposits unless it is in compliance with the requirements of the FDIC regulations governing brokered deposits. These regulations prohibit undercapitalized institutions, such as the Bank, from accepting, renewing, or rolling over any brokered deposits. On December 31, 2012, total time deposits issued in denominations of $100,000 or more made up approximately 31.1% of our total deposits as compared to 36.6% as of December 31, 2011 and 35.4% at December 31, 2010.

Retail deposits gathered through our branch network continue to be our principal source of funding. It is our intent to focus our efforts and marketing resources on the growth of our deposit base as we believe this to be the most effective long term strategy for profitable growth.

The following table summarizes our average deposits for the years ended December 31, 2012, 2011, and 2010.

Table VIII.

Deposit Mix (dollars in thousands)

	For the Years ended December 31,
	2012		2011		2010
	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
Interest-bearing deposits:
Interest-checking deposits	$37,421	0.38%	$36,829	0.55%	$34,157	0.61%
Money market and savings deposits	105,141	0.55	107,696	0.59	153,820	0.66
Time deposits	218,492	1.15	241,763	1.47	205,979	1.85

Total interest-bearing deposits	361,054	0.89	386,288	1.14	393,956	1.28
Noninterest-bearing demand deposits	37,555		36,984		36,701

Total deposits	$398,609	0.81%	$423,272	1.04%	$430,657	1.17%

The following table contains an analysis of our time deposits of $100,000 or more at December 31, 2012, 2011, and 2010.

	December 31,
	2012	2011	2010
	(dollars in thousands)
Remaining maturity of three months or less	$29,580	$15,564	$45,011
Remaining maturity of over three to twelve months	53,527	86,341	74,689
Remaining maturity of over twelve months	33,021	50,600	27,681

Total time deposits of $100,000 or more	$116,128	$152,505	$147,381

Borrowed Funds.    The following table summarizes our borrowings at December 31, 2012, 2011, and 2010.

Table IX.

Borrowed Funds (dollars in thousands)

	At December 31,
	2012		2011		2010
	Outstanding Balance	Average Rate	Outstanding Balance	Average Rate	Outstanding Balance	Average Rate
Federal funds purchased and securities sold under overnight repurchase agreements	$362	0.10%	$381	0.10%	$603	0.13%
Securities sold under term repurchase agreements	45,000	4.38	45,000	4.38	45,000	4.38
Federal Home Loan Bank advances	—	—	—	—	22,000	1.92
Trust preferred securities	5,155	3.25	5,155	3.49	5,155	3.25
Subordinated debt	2,700	4.00	2,700	4.00	2,700	4.00

Total borrowed funds	$53,217	4.22%	$53,236	4.24%	$75,458	3.78%

The following table presents our average balances as well as the average cost associated with those balances for the specified periods.

	For the years ended December 31,
	2012		2011		2010
	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
Federal funds purchased and securities sold under overnight repurchase agreements	$346	0.29%	$478	0.21%	$845	0.24%
Securities sold under term repurchase agreements	45,000	4.39	45,000	4.38	45,000	4.38
Federal Home Loan Bank advances	—	—	14,038	2.89	22,373	1.68
Trust preferred securities	5,155	3.59	5,155	3.30	5,155	3.28
Subordinated debt	2,700	4.00	2,700	4.00	2,700	4.00

Total borrowed funds	$53,201	4.26%	$67,371	3.94%	$76,073	3.45%

During 2008, we entered into term repurchase agreements with two money center financial institutions. These two borrowing arrangements total $45.0 million in the aggregate and currently bear interest at an effective annual blended rate of 4.38%. These borrowings were secured by marketable securities totaling approximately $57.9 million at December 31, 2012. The agreements have final maturity dates in July 2018 and August 2015 but may be terminated by the lenders beginning July 2013 and August 2011, respectively.

On December 31, 2012, we had no advances from the Federal Home Loan Bank (“FHLB”). We have immediate availability of $7.2 million as we have pledged our eligible one-to-four family mortgages, commercial real estate loans and home equity loans with aggregate outstanding principal balances of approximately $15.9 million.

During 2008, the Company issued $5.2 million of junior subordinated debentures to Bank of the Carolinas Trust I (the “Trust”), which, in turn, issued $5.0 million in trust preferred securities having a like liquidation amount and $155,000 in common securities (all of which are owned by the Company). The Company has fully and unconditionally guaranteed the Trust’s obligations related to the trust preferred securities. The Trust has the right to redeem the trust preferred securities in whole or in part, on or after March 26, 2013 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, the Trust may redeem the trust preferred securities in whole (but not in part) at any time within 90 days following the occurrence of a tax event, an investment company event or a capital treatment event at a special redemption price (as defined in the debenture). The trust preferred securities bear interest at the annual rate of 90-day LIBOR plus 300 basis points adjusted quarterly. In February 2011, the Company announced its election to defer its regularly scheduled March 2011 interest payment on the junior subordinated debentures related to the trust preferred securities and continued to defer interest payments throughout 2011 and 2012.

The Company also has issued $2.7 million of subordinated debt in a private transaction with another banking institution. This subordinated note has a floating interest rate equal to 75 basis points over the Prime Rate published by the Wall Street Journal and a maturity date of August 13, 2018. This debt can be repaid in full at any time with no penalty.

Capital Resources.    Total stockholders’ equity decreased by $5.5 million to $9.1 million on December 31, 2012, compared to $14.6 million on December 31, 2011. The decrease was substantially the net result of the current year’s net loss and net unrealized gains on securities available for sale.

On April 17, 2009, the Company became a participant in the U.S. Department of the Treasury Capital Purchase Program by selling shares of Series A preferred stock to the Treasury having a liquidation value of $13.2 million. The preferred shares have a cumulative dividend rate of 5% per annum for the first five years and 9% per annum thereafter. As a part of the transaction, the Company also issued the Treasury warrants to purchase 475,204 shares of the Company’s common stock at $4.16 per share for a term of ten years.

Off-Balance Sheet Transactions.    Certain financial transactions are entered into by the Company in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions as of December 31, 2012 and 2011 were commitments to extend credit and financial letters of credit. Except as disclosed in this report, the Company does not have any ownership interest in any off-balance sheet subsidiaries or special purpose entities.

	December 31,
	2012	2011
	(In thousands)
Loan commitments	$27,807	$29,013
Financial standby letters of credit	512	2,477

Total unused commitments	$28,319	$31,490

Commitments to extend credit to customers represent legally binding agreements with fixed expiration dates. Since many of these commitments expire without being funded, the commitment amounts do not necessarily represent liquidity requirements.

Contractual Obligations.    The following disclosure shows the contractual obligations that the Company had outstanding at December 31, 2012.

	Total payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Time deposits	$187,123	$130,067	$52,780	$4,276	$—
Securities sold under term repurchase agreements(1)	45,000	—	20,000	—	25,000
Trust preferred securities	5,155	—	—	—	5,155
Subordinated debt	2,700	—	—	—	2,700
Leases	1,091	264	500	327	—

Total	$241,069	$130,331	$73,280	$4,603	$32,855

(1)	Obligations in this category are classified as to maturity dates. One repurchase agreement, with a principal balance of $20 million,may be called by the holder on a quarterly basis beginning August 20, 2011. The other repurchase agreement included above, which has a principal balance of $25 million, may be called by the holder on a quarterly basis beginning July 8, 2013.

Comparison of Results of Operations for the Years Ended December 31, 2012, 2011, and 2010

Net Income (Loss).    We had a net loss available to common shareholders of $5.5 million or $1.42 per diluted common share for the year ended December 31, 2012, compared to net loss of $29.2 million or $7.49 per diluted common share for the year ended December 31, 2011 and net loss for the year ended December 31, 2010 of $3.6 million, or $0.92 per diluted common share. As noted earlier, the principal reason for the losses incurred during the past three years has been related to deterioration in our loan portfolio which has resulted in materially higher loan loss provisions and increased expenses related to the ownership and disposal of foreclosed real estate.

In addition, due to the establishment of the valuation allowance against the deferred tax asset, there was no tax expense or benefit in 2012. Results for 2011 were significantly impacted by a provision for income taxes of $4.5 million that was made to establish a deferred income tax valuation allowance to reduce the carrying value of the Company’s net deferred tax asset to zero, thereby increasing a loss before income taxes of $23.7 million to a net loss of $28.3 million. For the year 2010, the Company’s income tax provisions represented tax benefits of approximately 38% of income before income taxes.

Net Interest Income.    Our primary source of revenue is net interest income, which is the difference between interest income generated by our interest-earning assets (primarily loans and investment securities) and interest expense on interest-bearing liabilities (primarily deposits and borrowed funds). Net interest income decreased $2.0 million to $11.6 million in 2012 from 2011 after decreasing $2.8 million from 2010. Our net interest margin decreased in 2012 to 2.72% compared to a margin in 2011 of 2.86% and in 2010 of 3.26%. Our net interest spread declined to 2.68% in 2012 from 2.79% in 2011 and from 3.15% in 2010. The volatility in our net interest margin and net interest spread and resulting net interest income over the past three years has been primarily due to the declines in short-term rates brought about by very aggressive Federal Reserve policies, declining total balances of loans and investments, and increased levels of nonperforming assets.

Table X summarizes the average balances of our various categories of assets and liabilities and their associated yields or costs for the years ended December 31, 2012, 2011, and 2010.

Table X.

Summary of Net Interest Income and Average Balances (dollars in thousands)

	December 31, 2012			December 31, 2011			December 31, 2010
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Interest-earning assets:
Loans	$287,764	$14,303	4.97%	$341,459	$17,398	5.10%	$373,156	$20,723	5.55%
Investment securities	108,990	2,669	2.45	114,523	3,175	2.77	118,826	3,318	2.79
Other interest-earning assets	28,631	77	0.27	19,315	59	0.31	12,600	53	0.42

Total interest-earning assets	425,385	17,049	4.01%	475,297	20,632	4.34%	504,582	24,094	4.78%

Other assets, net	39,156			48,899			49,057

Total assets	$464,541			$524,196			$553,639

Interest bearing liabilities:
Interest-checking deposits	$37,421	142	0.38%	$36,829	201	0.55%	$34,157	210	0.61%
Money Market and Savings deposits	105,141	575	0.55	107,696	634	0.59	153,821	1,015	0.66
Time deposits	218,492	2,508	1.15	241,763	3,552	1.47	205,979	3,811	1.85

Total interest-bearing deposits	361,054	3,225	0.89	386,288	4,387	1.14	393,957	5,036	1.28
Borrowed funds	53,201	2,268	4.26	67,371	2,653	3.94	76,073	2,624	3.45

Total Interest-bearing liabilities	414,255	5,493	1.33	453,659	7,040	1.55	470,030	7,660	1.63

Noninterest-bearing demand deposits	37,555			36,984			36,701
Other liabilities	2,243			1,695			1,294
Stockholders’ Equity	10,488			31,858			45,614

Total liabilities and stockholders’ equity	$464,541			$524,196			$553,639

Net interest income & interest rate spread		$11,556	2.68%		$13,592	2.79%		$16,434	3.15%

Net yield on average interest-earning assets			2.72%			2.86%			3.26%

Ratio of average interest-earning assets to average interest-bearing liabilities			102.69%			104.77%			107.35%

Non-accrual loans are included in the table for the years ended December 31, 2012, 2011, and 2010.

Loan fees and late charges of $146,000, $143,000, and $208,000 for 2012, 2011, and 2010, respectively, are included in interest income.

Table XI summarizes the dollar amount of changes in interest income and interest expense for the major components of our interest-earning assets and interest-bearing liabilities during the twelve months ended December 31, 2012, 2011, and 2010. The table shows changes in interest income and expense attributable to volume changes and interest rate changes. The changes attributable to both rate and volume changes have been allocated between the two components on a relative basis. As the table indicates, the decrease in net interest income realized in 2012 in comparison to 2011 was the result of the decrease in volume and rates resulting in a negative effect on the current year results. The table also indicates that rates reduced the cost of interest-bearing liabilities, but not to the extent to which it could offset the reduced income from interest-earning assets.

Table XI.

Volume / Rate Variance Analysis (dollars in thousands)

	Year Ended December 31, 2012 vs. 2011 Increase (Decrease) Due to			Year Ended December 31, 2011 vs. 2010 Increase (Decrease) Due to			Year Ended December 31, 2010 vs. 2009 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$(2,746)	$(349)	$(3,095)	$(1,773)	$(1,552)	$(3,325)	$(1,680)	$(1,282)	$(2,962)
Investment securities	(154)	(352)	(506)	(120)	(23)	(143)	(1,258)	(1,284)	(2,542)
Other interest-earning assets	27	(9)	18	24	(18)	6	(30)	7	(23)

Total interest income	(2,874)	(709)	(3,583)	(1,869)	(1,593)	(3,462)	(2,968)	(2,559)	(5,527)

Interest-bearing liabilities:
Deposits	(291)	(871)	(1,162)	(98)	(551)	(649)	(2,028)	(4,804)	(6,832)
Borrowed funds	(548)	163	(385)	(295)	324	29	—	(463)	(463)

Total interest expense	(839)	(708)	(1,547)	(393)	(227)	(620)	(2,028)	(5,267)	(7,295)

Net interest income	$(2,035)	$(1)	$(2,036)	$(1,476)	$(1,366)	$(2,842)	$(940)	$2,708	$1,768

Provision for Loan Losses.    Provisions for loan losses are charged to income in order to maintain the allowance for loan losses at a level we deem appropriate under circumstances known to exist at the balance sheet date. In evaluating the allowance for loan losses, we consider factors that include portfolio size, composition and industry diversification of the portfolio, historical loan loss experience, current levels of impaired and delinquent loans, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The allowance for loan losses expressed as a percentage of total loans was 2.55%, 2.63%, and 1.87% at December 31, 2012, 2011, and 2010, respectively. The allowance includes $755,000 at December 31, 2012, $770,000 at December 31, 2011, and $2.6 million at December 31, 2010 allocated to specific loans with principal balances totaling approximately $26.6 million, $23.8 million, and $20.9 million, respectively. See “Critical Accounting Policies”.

The provision for loan losses decreased 86.6% to $2.4 million in 2012 from $17.6 million in 2011 and decreased 63.4% from $6.4 million in 2010. The sizable provisions recorded in 2012, 2011, and 2010 were the result of net charge-offs and nonperforming asset levels that were significantly above long-term historic trends on a relative basis.

Losses on loans are charged against the allowance for loan losses. These charge-offs are made in the period in which we determine that the loans in question have become uncollectible. For additional details regarding our methodology for the determination of our allowance for loan losses, see ‘Critical Accounting Policies’ above.

Net loan charge-offs for 2012 totaled $3.6 million which equates to 1.24% of average loans for the year and a 78.1% decrease from 2011 net charge-offs of $16.3 million, which represented 4.78% of average loans outstanding for that year, and a 53.9% decrease from 2010 net charge-offs of $7.7 million, which represented 2.08% of average loans outstanding for that year. For the five years prior to the current credit cycle (2006 – 2010), our net charge-offs averaged 0.91% of average loans on an annual basis. The following table shows the Company’s net loan charge-offs by loan category for each quarter in 2012, 2011, and 2010:

Table XII.

Net Charge-offs by Quarter (dollars in thousands)

	December 31, 2012					December 31, 2011					December 31, 2010
	1Q	2Q	3Q	4Q	Total	1Q	2Q	3Q	4Q	Total	1Q	2Q	3Q	4Q	Total
Commercial—Non Real Estate	$180	$81	$(185)	$(294)	$(218)	$(13)	$1,911	$1,760	$1,182	$4,840	$1,319	$300	$1,308	$1,611	$4,538
Commercial Real Estate
Owner occupied	442	(12)	53	82	565	317	4,232	1,161	127	5,837	—	(28)	139	951	1,062
Income producing	—	(47)	1,170	—	1,123	—	54	47	1,182	1,283	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—	118	118	—	—	—	—	—
Construction & Development
1-4 Family	(1)	—	99	—	98	168	(4)	44	(28)	180	—	224	30	—	254
Other	646	(50)	257	(2)	851	(2)	267	128	538	931	75	388	56	139	658
Farmland	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Residential
Equity Lines	14	(1)	5	97	115	251	419	20	74	764	(1)	7	12	74	92
1-4 Family	54	768	137	33	992	154	1,266	459	364	2,243	647	66	20	213	946
Consumer—Non Real Estate	10	1	26	7	44	19	56	25	31	131	(7)	(1)	131	72	195

Totals by Quarter	$1,345	$740	$1,562	$(77)	$3,570	$894	$8,201	$3,644	$3,588	$16,327	$2,033	$956	$1,696	$3,060	$7,745

Net loan charge-offs increased from 2010 to 2011. This trend may have been due, in part, to the economic conditions experienced in our market areas during 2010 and 2011, which may have made it more difficult for our borrowers to repay their loans.Net loan charge-offs during 2011 were also affected by certain changes in the Company’s policies and procedures with respect to problem loans implemented by the Company’s special assets department. For a description of these policy changes, please refer to the discussion of other real estate owned under the heading “Asset Quality” above. Of the $16.3 million in net charge-offs in 2011, $12.4 million was related to eighteen large commercial relationships. The real property that served as collateral for these commercial relationships was ultimately sold during the foreclosure process or transferred to other real estate owned. Of the $3.6 million in net charge-offs in 2012, $1.2 million was related to a restructured loan and $2.3 million was related to ten relationships that were ultimately sold during the foreclosure process or transferred to other real estate owned. Net loan charge-offs of $3.6 million in 2012 were significantly less than the $16.3 million in net loan charge-offs in 2011. In 2011, our special assets department was aggressive in addressing our substandard loans. As a result, in 2012 we have seen a decrease in our net loan-chargeoffs.

Total nonperforming assets amounted to $12.7 million at December 31, 2012, a decrease of 53.9% from the year-end 2011 total of $27.6 million. Total nonperforming assets as a percent of loan-related assets (loans plus foreclosed real estate) amounted to 4.62% at December 31, 2012 compared to 8.72% as of year-end 2011. For the five year-ends preceding the current credit cycle, nonperforming assets averaged 5.47% of loan-related assets. Nonperforming assets as a percent of total assets was 2.91% of total assets at the end of 2012 compared to 5.68% at December 31, 2011 and 6.17% at December 31, 2010. On a historic basis, nonperforming assets as a percent of total assets averaged 2.88% for the 2006 – 2010 year-ends.

Noninterest Income.    In addition to net interest income, we derive revenues from providing a variety of financial services to our customers. Fees from providing these services totaled $1.2 million in 2012 and $1.3 million in 2011 and 2010. The largest component of customer service fees is revenues from deposit services which totaled $620,000 in 2012, $698,000 in 2011 and $732,000 in 2010. While this is a mature and very competitive part of our business, we believe this is an area of opportunity. The fastest growing area of fee revenue is from debit card services. Our revenues in this area increased from $290,000 to $418,000 over the past three years. Fees from loan services, which primarily includes fees related to real estate loan production, declined 25% in 2012 compared to 2011 and 82.8% compared to 2010 as real estate lending slowed.

Other significant components of noninterest income are gains and losses on investment securities and increase in the cash value of life insurance policies we hold on our officer level employees. In 2012, we realized $2.2 million in net gains on investment securities compared to a net loss of $391,000 in 2011and a net gain of $344,000 in 2010. This includes an other than temporary impairment charge of $397,000 and $105,000 for 2011 and 2010, respectively, on a $1.0 million investment in the trust preferred securities of another financial institution as a result of the guarantor exercising its right to defer interest payments to the issuing trust. The increase in the cash value of life insurance policies was $359,000 in 2012 compared to $361,000 for 2011 and 2010. The Bank also received net proceeds from a bank owned life insurance policy of $415,000 due to the death of a prior officer.

The following is a tabular presentation of our non-interest income for the years ended December 31, 2012, 2011, and 2010.

Table XIII.

Noninterest Income (dollars in thousands)

	2012	2011	2010
Deposit services fees	$620	$698	$732
Card services fees	418	402	348
Loan services fees	20	25	116
Other customer services fees	118	125	107

Total customer services fees	1,176	1,250	1,303
Net gain (loss) on investment securities	2,190	(391)	344
Increase in cash value of bank owned life insurance	359	361	361
Net proceeds from bank owned life insurance	415	—	—
All other income	28	19	29

Total noninterest income	$4,168	$1,239	$2,037

Non-interest Expense.    Non-interest expense totaled $17.9 million for the year ended December 31, 2012, a decrease of $3.0 million, or 14.4% from the $21.0 million reported for the year ended December 31, 2011, which was a $4.7 million increase, or 28.3%, above the 2010 amount. The major factors contributing to the decrease in noninterest expenses in 2012 compared to 2011 were (1) a decrease of $2.8 million, or 53.7%, in valuation allowances and net operating cost associated with foreclosed real estate, (2) a decrease of $171,000, or 8.2%, in occupancy and equipment expenses, (3) a decrease of $131,000, or 58.7%, in advertising costs, and (4) a decrease of $92,000, or 6.1%, in professional services due to a reduction in consulting fees.

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

One of the largest components of the Company’s noninterest expense for the year ended December 31, 2011, were valuation allowances and net operating costs associated with foreclosed real estate. During 2011, properties were transferred to OREO at an average of 51% of their book value. Upon sale of these properties, the Company was able to recover 89% of the balance transferred to OREO. Although the Company was able to recover a high percentage of the transferred balances upon sale, there were $5.2 million in valuation allowances and net operating costs associated with foreclosed real estate for the year ended December 31, 2011. Of the $5.2 million in valuation allowances and net operating costs, there were valuation allowances of approximately $3.1 million that were related to properties added to OREO in 2010 and 2009, for which the Company received a current appraisal in 2011. A new fair value calculation was performed, which resulted in valuation allowances. The Company managed approximately 152 OREO properties in 2011, including a golf course, restaurants, and 1–4 family residential housing. The remainder of the $5.2 million in valuation allowances and other operating costs consists of operating costs related to paying delinquent taxes, obtaining current appraisals, managing, and repairing these OREO properties.

The following table summarizes the major components of our non-interest expense for the years ended December 31, 2012, 2011, and 2010.

Table XIV.

Noninterest Expenses (dollars in thousands)

	2012	2011	2010
Salaries and benefits	$6,877	$6,684	$6,959
Occupancy and equipment expenses	1,903	2,074	2,238
FDIC insurance assessments	1,600	1,516	975
Data processing	989	885	821
Professional services	1,425	1,517	1,066
Telephone and data communications	383	393	352
Advertising and promotional	92	223	228
Postage and courier	221	218	230
Printing and supplies	154	167	177
Valuation allowances and net operating costs associated with foreclosed real estate	2,417	5,222	1,829
All other expenses	1,883	2,075	1,473

Total noninterest expenses	$17,944	$20,974	$16,348

Income Taxes.    There was no income tax provision in 2012. We recorded income tax expense of $4.5 million in 2011 and income tax benefits of $1.7 million in 2010. The benefits for 2010 as a percentage of loss before income taxes was 38.5%. However, as of year-end 2011 the Company updated its evaluation of the likelihood of realization of a net deferred tax asset that had arisen principally as a result of operating losses incurred during the previous four years. Based upon that evaluation the Company determined that it is unlikely that any significant realization of any portion of the net deferred tax asset is likely to occur within a timeframe that would support a decision to continue to include a net deferred tax asset in the Company’s consolidated balance sheet. Accordingly, the Company recorded a provision for income taxes of $4.5 million for 2011 to reduce the carrying value of the Company’s net deferred tax asset to zero. As of December 31, 2012 the net deferred tax asset had a value of $607,000 as a result of a deferred tax asset of $15.1 million and an allowance of $14.4 million.

Capital Adequacy

The Bank is required to comply with the capital adequacy standards established by the Federal Deposit Insurance Corporation (FDIC). The FDIC has issued risk-based capital and leverage capital guidelines for measuring the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with the FDIC’s requirements. On December 31, 2012, the Bank’s Total Capital Ratio and Tier 1 Capital Ratio were 6.25% and 4.99%, respectively, both below the minimum levels required by the FDIC’s “well-capitalized” guidelines. On December 31, 2012 our Tier 1 Leverage Capital Ratio was 3.56%, which was also well below the minimum level required by the FDIC’s “well-capitalized” guidelines. As described above, the Bank is subject to a consent order issued by the FDIC and the North Carolina Commissioner of Banks. The consent order requires that the Bank maintain capital levels in excess of normal statutory minimums, including a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 10%. As of December 31, 2012, the Bank had not achieved these minimum levels.

Liquidity and Interest Rate Sensitivity

Liquidity.    Liquidity management is the process of managing assets and liabilities as well as their maturities to ensure adequate funding for loan and deposit activity. Sources of liquidity come from both balance sheet and off-balance sheet sources. We define balance sheet liquidity as the relationship that net liquid assets have to unsecured liabilities. Net liquid assets is the sum of cash and cash items, less required reserves on demand and NOW deposits, plus demand deposits due from banks, plus temporary investments, including federal funds sold, plus the fair value of investment securities, less collateral requirements related to public funds on deposit and repurchase agreements. Unsecured liabilities is equal to total liabilities less required cash reserves on noninterest-bearing demand deposits and interest-checking deposits and less the outstanding balances of all secured liabilities, whether secured by liquid assets or not. We consider off-balance sheet liquidity to include unsecured federal funds lines from other banks and loan collateral which may be used for additional advances from the Federal Home Loan Bank. As of December 31, 2012 our balance sheet liquidity ratio (net liquid assets as a percent of unsecured liabilities) amounted to 20.80% and our total liquidity ratio (balance sheet plus off-balance sheet liquidity) was 22.30%.

In addition, we have the ability to borrow $10.0 million from the Discount Window of the Federal Reserve subject to our pledge of marketable securities, which could be used for temporary funding needs. We also have the ability to borrow from the Federal Home Loan Bank on similar terms. While we consider these arrangements sources of back-up funding, we do not consider them as liquidity sources because they require our pledge of liquid assets as collateral. We regularly borrow from the Federal Home Loan Bank as a normal part of our business. These advances are secured by various types of real estate-secured loans. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at December 31, 2012 is adequate to meet its operating needs.

Interest Rate Sensitivity.    Our goal is to maintain a neutral interest rate sensitivity position whereby little or no change in interest income would occur as interest rates change. On December 31, 2012, we were cumulatively liability sensitive for the next twelve months, which means that our interest-bearing liabilities would reprice more quickly than our interest bearing assets. Theoretically, our net interest margin will decrease if market interest rates rise or increase if market interest rates fall. However, the repricing characteristics of assets are different from the repricing characteristics of funding sources. Therefore, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

The following table shows the interest rate sensitivity of our balance sheet on December 31, 2012, but is not necessarily indicative of our position on other dates. Each category of assets and liabilities is shown with projected repricing and maturity dates. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. NOW accounts, savings accounts, and money market accounts are assumed to be subject to immediate repricing and depositor availability. Prepayment assumptions on mortgage loans and decay rates on deposit accounts have not been included in this analysis. Also, the table does not reflect scheduled principal repayments that will be received on loans. The interest rate sensitivity of our assets and liabilities may vary substantially if different assumptions are used or if our actual experience differs from that indicated by the assumptions.

Table XV.

Interest Sensitivity (dollars in thousands)

	December 31, 2012
	1-3 months	Over 3 to 12 months	Over 12 to 60 months	Over 60 months	Total
Interest-earning assets:
Loans	$71,168	$21,812	$112,542	$57,119	$262,641
Investment securities	4,190	—	3,869	98,872	106,931
Other interest-earning assets	27,475	—	1,739	—	29,214

Total interest-earning assets	$102,833	$21,812	$118,150	$155,991	$398,786

Interest-bearing liabilities:
Interest-checking deposits	$37,768	$—	$—	$—	$37,768
Money market and savings deposits	111,459	—	—	—	111,459
Time deposits	41,132	88,935	57,056	—	187,123
Borrowed funds	8,217	—	20,000	25,000	53,217

Total interest-bearing liabilities	$198,576	$88,935	$77,056	$25,000	$389,567

Interest-sensitivity gap	$(95,743)	$(67,123)	$41,094	$130,991	$9,219

Cumulative sensitivity gap	$(95,743)	$(162,866)	$(121,772)	$9,219	$9,219

Cumulative gap as a % of total interest-earning assets	(24.01)%	(40.84)%	(30.54)%	2.31%	2.31%

Cumulative ratio of sensitive assets to sensitive liabilities	51.79%	24.53%	153.33%	623.96%	102.37%

Quarterly financial data for 2012 and 2011 is summarized in the table below.

Table XVI.

Quarterly Financial Data (dollars in thousands except per share amounts)

	2012				2011
	4th Qtr	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr	3rd Qtr.	2nd Qtr.	1st Qtr.
Interest income	$4,042	$4,307	$4,160	$4,540	$4,753	$5,115	$5,349	$5,415
Interest expense	1,265	1,349	1,416	1,463	1,560	1,646	2,067	1,767

Net interest income	2,777	2,958	2,744	3,077	3,193	3,469	3,282	3,648
Provision for loan losses	(637)	1,471	233	1,292	2,998	5,650	6,572	2,345

Net interest income (loss) after provision for loan losses	3,414	1,487	2,511	1,785	195	(2,181)	(3,290)	1,303
Noninterest income	449	391	2,201	1,127	(3)	415	425	402
Noninterest expense	3,479	5,225	4,220	5,020	5,212	5,080	6,759	3,923

Income (loss) before income taxes	384	(3,347)	492	(2,108)	(5,020)	(6,846)	(9,624)	(2,218)
Income taxes (benefit)	(409)	(383)	424	368	3,547	—	—	996

Net income (loss)	793	(2,964)	68	(2,476)	(8,567)	(6,846)	(9,624)	(3,214)
Dividends and accretion on preferred stock	(242)	(239)	(238)	(237)	(236)	(234)	(232)	(232)

Net income (loss) available to common shareholders	$551	$(3,203)	$(170)	$(2,713)	$(8,803)	$(7,080)	$(9,856)	$(3,446)

Earnings (loss) per common share:
Basic	$0.14	$(0.82)	$(0.04)	$(0.70)	$(2.26)	$(1.82)	$(2.53)	$(0.88)
Diluted	$0.14	$(0.82)	$(0.04)	$(0.70)	$(2.26)	$(1.82)	$(2.53)	$(0.88)

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

Bank of the Carolinas Corporation and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Bank of the Carolinas Corporation

We have audited the accompanying consolidated balance sheets of Bank of the Carolinas Corporation and Subsidiary (hereinafter referred to as the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended December 31, 2012, 2011, and 2010. Bank of the Carolinas Corporation and Subsidiary’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the Carolinas Corporation and Subsidiary as of December 31, 2012 and 2011, and the results of its operations and cash flows for years ended December 31, 2012, 2011, and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company has suffered recurring credit losses that have eroded certain regulatory capital ratios. As of December 31, 2012, the Company is considered undercapitalized based on their regulatory capital level. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 18. The financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

/s/ Turlington and Company, LLP

Lexington, North Carolina

April 1, 2013

Bank of the Carolinas Corporation and Subsidiary

Consolidated Balance Sheets

December 31, 2012 and 2011

(In thousands except share and per share data)

	2012	2011
Assets:
Cash and due from banks, noninterest-bearing	$5,942	$5,044
Interest-bearing deposits in banks	1,844	2,557

Cash and cash equivalents	7,786	7,601
Federal funds sold	27,370	28,165
Investment securities	106,931	112,404
Loans receivable	270,374	307,907
Less: Allowance for loan losses	(6,890)	(8,101)

Total loans, net	263,484	299,806
Premises and equipment, net	11,843	12,229
Other real estate owned	4,976	8,524
Bank owned life insurance	10,536	10,732
Deferred tax assets	607	—
Prepaid FDIC insurance assessment	630	2,200
Accrued interest receivable	1,315	1,503
Other assets	1,914	2,803

Total Assets	$437,392	$485,967

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$36,622	$34,034
Interest-checking deposits	37,768	37,306
Money market and savings deposits	111,459	106,308
Time deposits	187,123	238,565

Total deposits	372,972	416,213
Securities sold under repurchase agreements	45,362	45,381
Subordinated debt	7,855	7,855
Other liabilities	2,138	1,903

Total Liabilities	428,327	471,352

Commitments and contingencies (Notes 5, 13, and 14)	—	—
Stockholders’ Equity:
Preferred stock, no par value	13,179	13,179
Discount on preferred stock	(419)	(716)
Common stock, $5 par value per share	19,479	19,479
Additional paid-in capital	12,991	12,991
Retained deficit	(36,748)	(31,871)
Accumulated other comprehensive income	583	1,553

Total Stockholders’ Equity	9,065	14,615

Total Liabilities and Stockholders’ Equity	$437,392	$485,967

Preferred shares authorized	3,000,000	3,000,000
Preferred shares issued and outstanding	13,179	13,179
Unaccrued preferred stock dividend	$1,400	$580
Common shares authorized	15,000,000	15,000,000
Common shares issued and outstanding	3,895,840	3,895,840

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation and Subsidiary

Consolidated Statements of Operations

For the Years Ended December 31, 2012, 2011, and 2010

(In thousands except per share data)

	2012	2011	2010
Interest and dividend income:
Loans, including fees	$14,303	$17,398	$20,723
Investment securities	2,669	3,175	3,318
Other	77	59	53

Total interest income	17,049	20,632	24,094

Interest expense:
Deposits	3,225	4,387	5,036
Other borrowings	2,268	2,653	2,624

Total interest expense	5,493	7,040	7,660

Net interest income	11,556	13,592	16,434
Provision for loan losses	2,359	17,565	6,441

Net interest income (loss) after provision for loan losses	9,197	(3,973)	9,993

Non-interest income:
Customer service fees	1,176	1,250	1,303
Increase in bank owned life insurance	359	361	361
Net proceeds from bank owned life insurance	415	—	—
Gain (loss) on sale of securities (net)	2,190	(391)	344
Other	28	19	29

Total non-interest income	4,168	1,239	2,037

Non-interest expense:
Salaries and employee benefits	6,877	6,684	6,959
Net occupancy expense	1,903	2,074	2,238
FDIC insurance assessments	1,600	1,516	975
Data processing	989	885	821
Professional services	1,425	1,517	1,066
Advertising	92	223	228
Valuation allowances and net operating costs associated with foreclosed real estate	2,417	5,222	1,829
Other	2,641	2,853	2,232

Total non-interest expense	17,944	20,974	16,348

Loss before income taxes	(4,579)	(23,708)	(4,318)
Income tax expense (benefit)	—	4,543	(1,663)

Net loss	(4,579)	(28,251)	(2,655)
Preferred stock dividends and accretion	(956)	(934)	(914)

Net loss available to common stockholders	$(5,535)	$(29,185)	$(3,569)

Net loss per common share
Basic	$(1.42)	$(7.49)	$(0.92)

Diluted	$(1.42)	$(7.49)	$(0.92)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation and Subsidiary

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2012, 2011, and 2010

(In thousands except per share data)

	2012	2011	2010
Net loss	$(4,579)	$(28,251)	$(2,655)
Other comprehensive income (loss):
Unrealized holding gains on securities available-for-sale	919	2,495	476
Reclassification adjustment for (gains) losses realized in net loss	(2,190)	391	(344)
Income tax effect	301	(1,643)	(116)

Total other comprehensive income (loss), net of income tax effect	(970)	1,243	16

Total comprehensive loss	$(5,549)	$(27,008)	$(2,639)

Bank of the Carolinas Corporation and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2012, 2011, and 2010

(In thousands except share data)

	Preferred Stock		Discount on Preferred Stock	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount		Shares	Amount	Capital	(Deficit)		Equity
Balance, December 31, 2009	13,179	$13,179	$(1,245)	3,897,174	$19,486	$12,978	$300	$294	$44,992
Restricted stock expense	—	—	—	—	—	8	—	—	8
Stock based compensation expense	—	—	—	—	—	2	—	—	2
Cash dividends on common	—	—	—	—	—	—	—	—	—
Cash dividends on preferred	—	—	—	—	—	—	(659)	—	(659)
Accretion of discount on preferred	—	—	254	—	—	—	(254)	—	—
Net loss	—	—	—	—	—	—	(2,655)	—	(2,655)
Other comprehensive income	—	—	—	—	—	—	—	16	16

Balance, December 31, 2010	13,179	13,179	(991)	3,897,174	19,486	12,988	(3,268)	310	41,704
Restricted stock expense	—	—	—	—	—	4	—	—	4
Stock based compensation expense	—	—	—	—	—	(8)	—	—	(8)
Cash dividends on common	—	—	—	—	—	—	—	—	—
Cash dividends on preferred	—	—	—	—	—	—	(77)	—	(77)
Accretion of discount on preferred	—	—	275	—	—	—	(275)	—	—
Forfeiture of common stock	—	—	—	(1,334)	(7)	7	—	—	—
Net loss	—	—	—	—	—	—	(28,251)	—	(28,251)
Other comprehensive income	—	—	—	—	—	—	—	1,243	1,243

Balance, December 31, 2011	13,179	13,179	(716)	3,895,840	19,479	12,991	(31,871)	1,553	14,615
Restricted stock expense	—	—	—	—	—	(1)	—	—	(1)
Stock based compensation benefit	—	—	—	—	—	1	—	—	1
Cash dividends on common	—	—	—	—	—	—	—	—	—
Cash dividends on preferred	—	—	—	—	—	—	(1)	—	(1)
Accretion of discount on preferred	—	—	297	—	—	—	(297)	—	—
Net loss	—	—	—	—	—	—	(4,579)	—	(4,579)
Other comprehensive income	—	—	—	—	—	—	—	(970)	(970)

Balance, December 31, 2012	13,179	$13,179	$(419)	3,895,840	$19,479	$12,991	$(36,748)	$583	$9,065

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012, 2011, and 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(4,579)	$(28,251)	$(2,655)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	807	988	1,063
Deferred tax expense (benefit)	—	4,543	(1,681)
Provision for loan losses	2,359	17,565	6,441
Amortization of premiums on securities, net	925	819	537
Stock based compensation expense (benefit)	1	(8)	2
Restricted stock expense (benefit)	(1)	4	8
Decrease (increase) in bank owned life insurance	196	(361)	(361)
(Gain) loss on sale of other real estate owned	(192)	748	155
Impairment valuation of other real estate owned	2,040	3,449	1,294
(Gain) loss on sale of premises and equipment	—	5	(15)
Gain on sale of securities	(2,190)	(6)	(450)
Impairment valuation of securities	—	397	105
Net changes in:
Accrued interest receivable	188	311	583
Prepaid FDIC insurance assessment	1,570	1,470	899
Other assets	45	(474)	4,364
Accrued expenses and other liabilities	235	187	(301)

Net cash provided by operating activities	1,404	1,386	9,988

Cash flows from operating activities:
Net change in federal funds sold	795	(18,835)	15,485
Activity in available for sale securities:
Purchases	(120,851)	(40,956)	(116,494)
Proceeds from sale	71,767	2,006	45,994
Maturities and calls of securities	54,246	37,729	99,967
Net loan originations and principal payments	28,140	31,399	13,187
Redemption (purchase) of FHLB stock	842	488	(126)
Purchase of premises and equipment	(421)	(117)	(172)
Proceeds from sale of premises and equipment	—	1	28
Proceeds from sale of other real estate owned	7,523	6,113	2,650

Net cash provided by investing activities	42,041	17,828	60,519

(continued)

Bank of the Carolinas Corporation and Subsidiary

Consolidated Statements of Cash Flows, Continued

For the Years Ended December 31, 2012, 2011, and 2010

(In thousands)

	2012	2011	2010
Cash flows from financing activities:
Net increase (decrease) in deposits	$(43,241)	$44	$(77,748)
Net proceeds from (repayments of) FHLB advances	—	(22,000)	7,000
Net change in retail repurchase agreements	(19)	(222)	(1,079)
Cash dividends paid on preferred stock	—	—	(659)
Cash dividends paid on common stock	—	—	—

Net cash used by financing activities	(43,260)	(22,178)	(72,486)

Net increase (decrease) in cash and cash	185	(2,964)	(1,979)
Cash and cash equivalents at beginning of year	7,601	10,565	12,544

Cash and cash equivalents at end of year	$7,786	$7,601	$10,565

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,225	$6,817	$7,718

Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Unrealized gains (losses) on securities available for sale, net of income tax effect	$(970)	$1,243	$16
Transfer of other real estate owned from loans	5,823	10,520	4,180
Dividends declared, not paid	—	165	88

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

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

Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are defined as those amounts included in the balance sheet captions “cash and due from banks” and “interest-bearing deposits in banks.” At times, the Company places deposits with high credit quality financial institutions in amounts which may be in excess of federally insured limits.

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

Bank of the Carolinas Corporation and Subsidiary

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

Federal Home Loan Bank Stock—Investment in stock of the Federal Home Loan Bank is required by law of every member. The investment is carried at cost since redemptions of this stock have historically been at par. No ready market exists for the stock, and it has no quoted market value. The stock is presented in other assets. Due to the redemption provisions of the FHLB, the Bank estimates carrying value equals fair value and that it was not impaired at December 31, 2012. The stock had a carrying value of $728,700 and $1.6 million at December 31, 2012 and 2011, respectively.

Other Real Estate Owned—Assets acquired through, or in lieu of, loan foreclosure are held for sale and initially recorded at the lower of the loan balance or the fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value. Expenses associated with maintaining these properties, are included in other non-interest expense. The provision for real estate losses is included in other non-interest expense. Realized gains and losses on disposal of real estate are included in other non-interest expense. Foreclosed assets are presented in other real estate owned. As of December 31, 2012, the Company held a variety of properties in other real estate owned, including 1-4 family residential real estate and commercial real estate. These properties are generally held within the Company’s market area.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

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

The Company’s policy is to report interest and penalties, if any, in tax expense in the Consolidated Statements of Operations. The Company and its subsidiary each reflect the tax expense or benefit associated with the results of their individual operating results. During 2010, the Internal Revenue Service performed an audit of the Company’s federal tax returns for the years ended 2008 and 2009. Their audit was triggered by the amount of refund received when the Company filed NOL carrybacks to tax years 2006 and 2007 of the tax losses incurred for the years ended December 31, 2008 and 2009. These carrybacks resulted in federal refunds of $1.3 million and $728,000, respectively. The IRS concluded their audit as of February 23, 2011 with the Company paying income tax of $210,000 for the tax year 2006 and $52,000 in alternative minimum tax for tax year 2007. Due to the audits of 2008 and 2009, only the Company’s 2010, 2011, and 2012 federal and state income tax returns are open and subject to examination.

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

Losses per share have been computed based on the following:

	Years Ended December 31,
	2012	2011	2010
	(in thousands except for share data)
Net loss applicable to common stock	$(5,535)	$(29,185)	$(3,569)

Average number of common shares outstanding used to calculate basic earnings per share	3,895,840	3,896,428	3,897,174
Additional potential common shares due to stock options and warrants	—	—	—

Average number of common shares outstanding used to calculate diluted earnings per share	3,895,840	3,896,428	3,897,174

The Company had 497,205, 497,605, and 508,605 stock options and warrants that were considered anti-dilutive because the Company incurred net losses for the years ended December 31, 2012, 2011, and 2010, respectively.

Stock Compensation Plans—The Company under generally accepted accounting principles accounts for stock option expense using the modified prospective method. The Company records expense as options are issued.

Advertising Expense – The Company’s policy is to expense advertising cost as incurred.

Comprehensive Income (Loss)—Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section in the balance sheet, such items, along with net income (loss), are components of comprehensive income (loss).

Reclassifications – In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported cash flows, stockholders’ equity or net loss.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

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

	As of December 31, 2011
	As Previously Reported	Preferred Dividend Adjustment	Restated

Consolidated Balance Sheets
Other liabilities	$2,485	$(582)	$1,903
Total Liabilities	471,934	(582)	471,352
Retained deficit	(32,453)	582	(31,871)
Total Stockholders’ Equity	14,033	582	14,615

See Note 19 for the further effects of the restatement on the annual financial information.

New Accounting Pronouncements – In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not anticipate that the adoption of this statement will materially expand its consolidated financial statement footnote disclosures.

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

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

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

In January 2011, the FASB issued Accounting Standards Update 2011-01, Receivables: Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer the effective date for interim and annual periods ending after June 15, 2011, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. The deferral in this amendment is effective upon issuance and is not expected to have a significant impact on the Company.

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

Bank of the Carolinas Corporation and Subsidiary

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

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

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

In October 2012, the FASB issued Accounting Standards Update 2012-06, Business Combinations (Topic 805). When a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). For public and nonpublic entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The amendments are not expected to have a significant impact on the Company.

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

2. Investment Securities

The amortized cost, estimated fair values and carrying values of the investment securities portfolios are summarized as follows (dollars in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agency securities	$47,792	$406	$80	$48,118	$48,118
State and municipal securities	10,364	44	82	10,326	10,326
Corporate securities	—	—	—	—	—

Mortgage-backed securities	45,861	648	17	46,492	46,492
Total investment securities available for sale	104,017	1,098	179	104,936	104,936
Investment securities held to maturity:
Corporate securities	1,995	12	190	1,817	1,995

Total Investment Securities	$106,012	$1,110	$369	$106,753	$106,931

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agency securities	$43,131	$1,128	$—	$44,259	$44,259
State and municipal securities	3,433	157	—	3,590	3,590
Corporate securities	963	54	—	1,017	1,017
Mortgage-backed securities	60,415	1,188	32	61,571	61,571

Total investment securities available for sale	107,942	2,527	32	110,437	110,437
Investment securities held to maturity:
Corporate securities	1,967	67	235	1,799	1,967

Total Investment Securities	$109,909	$2,594	$267	$112,236	$112,404

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2012 is as follows (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Within 1 year	$6,995	$7,015
Over 1 year through 5 years	5,514	5,604
Over 5 years through 10 years	36,270	36,250
Over 10 years	11,372	11,392

	60,151	60,261
Mortgage backed securities	45,861	46,492

	$106,012	$106,753

The fair values of securities with unrealized losses at December 31, 2012 and 2011 are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2012:
Temporarily impaired securities:
U.S. Government agency securities	$9,881	$80	$—	$—	$9,881	$80
State and municipal securities	7,340	82	—	—	7,340	82
Mortgage-backed securities	4,490	17	—	—	4,490	17
Corporate securities	—	—	1,000	190	1,000	190

Total	$21,711	$179	$1,000	$190	$22,711	$369

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2011:
Temporarily impaired securities:
U.S. Government agency securities	$—	$—	$—	$—	$—	$—
State and municipal securities	—	—	—	—	—	—
Mortgage-backed securities	3,071	32	—	—	3,071	32
Corporate securities	—	—	1,000	235	1,000	235

Total	$3,071	$32	$1,000	$235	$4,071	$267

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Management of the Bank believes all unrealized losses on available for sale securities as of December 31, 2012 represent temporary impairments related to market fluctuations. The unrealized losses on our securities are a nominal portion of the total value of the portfolio. The Bank has no intention of selling these securities before their maturity and has the appropriate sources of liquidity to hold these securities until maturity so that no recognized losses will occur. The Bank believes that the unrealized losses are primarily the result of the interest rate environment and general illiquidity currently in the marketplace for these types of securities.

The Bank had one held to maturity corporate security at December 31, 2012 that had an unrealized loss position of longer than 12 months in duration. The Bank has no intention of selling this security before its maturity and has the appropriate sources of liquidity to hold the security until maturity so that no recognized loss will occur.

Investment securities with market values of $69.4 million and $73.3 million at December 31, 2012 and 2011, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law. Gross realized gains and losses for the years ended December 31, 2012, 2011, and 2010 are as follows (dollars in thousands):

	December 31,
	2012	2011	2010
	(dollars in thousands)
Realized gains	$2,190	$6	$457
Realized losses	—	(397)	(113)

	$2,190	$(391)	$344

3. Loans Receivable

Loans receivable are summarized as follows (dollars in thousands):

	December 31,
	2012	2011
Real estate loans:
Residential, 1-4 family	$72,595	$78,631
Commercial real estate	110,527	126,849
Construction	28,976	33,081
Home equity	29,462	29,727

Total real estate loans	241,560	268,288

Commercial business loans	22,992	34,271
Consumer loans:
Installment	3,158	3,490
Other	2,664	1,858

Total consumer loans	5,822	5,348

Gross loans receivable	270,374	307,907
Allowance for loan losses	(6,890)	(8,101)

Loans, net	$263,484	$299,806

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

The changes in the allowance for loan losses are summarized as follows (dollars in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Beginning balance	$8,101	$6,863	$8,167
Provision for loan losses	2,359	17,565	6,441
Charge-offs	(4,684)	(17,180)	(7,931)
Recoveries	1,114	853	186

Ending balance	$6,890	$8,101	$6,863

In accordance with accounting principles generally accepted in the United States of America, loans totaling approximately $46.0 million in non-homogenous groups were determined to be impaired as of December 31, 2012 while approximately $46.4 million were determined to be impaired as of December 31, 2011. Specific loan loss reserves of $755,000 and $770,000, respectively, were related to these loans as of December 31, 2012 and 2011. These reserves were held against specific loan balances of $26.6 million and $23.8 million for 2012 and 2011, respectively. Income has been recognized on a cash basis on these loans since being placed in impaired status. The average balance invested in impaired loans was approximately $44.9 million and $38.2 million in 2012 and 2011, respectively. All impaired loans as of December 31, 2012 and 2011 have been evaluated to determine whether a specific loan loss reserve is necessary.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Impaired loans as of December 31, 2012 and 2011, segregated by class of loans, were as follows (dollars in thousands):

	December 31, 2012					December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Investment	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial — Non Real Estate	$948	$1,125	$—	$1,185	$59	$1,533	$2,413	$—	$2,518	$121
Commercial Real Estate
Owner occupied	5,622	5,926	—	5,961	304	4,352	8,513	—	9,402	319
Income producing	3,274	3,394	—	3,422	135	4,226	4,634	—	4,677	279
Multifamily	—	—	—	—	—	708	826	—	829	44
Construction & Development
1 - 4 Family	—	—	—	—	—	387	387	—	393	20
Other	2,329	2,657	—	2,718	141	3,288	3,702	—	3,883	203
Farmland	362	362	—	362	19	—	—	—	—	—
Residential
Equity Lines	93	95	—	164	7	38	39	—	41	2
1 - 4 Family	6,510	7,472	—	7,546	350	7,920	9,491	—	9,577	563
Junior Liens	236	255	—	259	15	58	73	—	75	6
Consumer - Non Real Estate
Credit Cards	—	—	—	—	—	—	—	—	—	—
Other	72	85	—	87	6	58	58	—	59	4

Total loans with no allowance	$19,446	$21,371	$—	$21,704	$1,036	$22,568	$30,136	$—	$31,454	$1,561

With an allowance recorded:
Commercial - Non Real Estate	$2,279	$2,279	$45	$2,377	$99	$2,409	$2,408	$74	$2,482	$105
Commercial Real Estate
Owner occupied	4,157	4,157	153	4,236	218	1,836	1,886	64	1,902	119
Income producing	8,507	8,562	164	8,662	418	6,424	6,479	224	6,586	278
Multifamily	1,311	1,344	43	1,360	50	1,282	1,316	68	1,345	31
Construction & Development
1 - 4 Family	388	395	7	399	20	380	380	9	396	21
Other	3,250	3,252	144	3,314	45	2,920	2,920	91	2,955	130
Farmland	—	—	—	—	—	980	980	—	982	50
Residential
Equity Lines	—	—	—	—	—	—	—	—	—	—
1 - 4 Family	6,366	6,381	197	6,458	262	7,201	7,212	237	7,265	277
Junior Liens	319	321	2	325	18	398	398	3	469	24
Consumer - Non Real Estate
Credit Cards	—	—	—	—	—	—	—	—	—	—
Other	12	12	—	14	1	—	—	—	—	—

Total loans with an allowance	$26,589	$26,703	$755	$27,145	$1,131	$23,830	$23,979	$770	$24,382	$1,035

Total:
Commercial - Non Real Estate	$3,227	$3,404	$45	$3,562	$158	$3,942	$4,821	$74	$5,000	$226
Commercial Real Estate	$22,871	$23,383	$360	$23,641	$1,125	$18,828	$23,654	$356	$24,741	$1,070
Construction & Development	$6,329	$6,666	$151	$6,793	$225	$7,955	$8,369	$100	$8,609	$424
Residential	$13,524	$14,524	$199	$14,752	$652	$15,615	$17,213	$240	$17,427	$872
Consumer - Non Real Estate	$84	$97	$—	$101	$7	$58	$58	$—	$59	$4

Totals	$46,035	$48,074	$755	$48,849	$2,167	$46,398	$54,115	$770	$55,836	$2,596

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. Troubled debt restructurings (TDRs) are a subset of impaired loans and totaled $41.5 million and $35.6 million at December 31, 2012 and 2011. Of the $3.6 million in net charge-offs in 2012, $1.2 million was related to a restructured loan.

The following tables illustrate TDR information for the three months and year ended December 31, 2012 and 2011 (dollars in thousands):

	For the three months ended December 31, 2012			For the year ended December 31, 2012
Troubled Debt Restructuring	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial—Non Real Estate	—	$—	$—	11	$517	$517
Commercial—Real Estate	1	1,605	1,605	10	7,066	7,066
Construction & Development	—	—	—	7	1,442	1,442
Residential	3	356	356	25	3,681	3,681
Consumer—Non Real Estate	—	—	—	2	32	32

Totals	4	$1,961	$1,961	55	$12,738	$12,738

	For the three months ended December 31, 2011			For the year ended December 31, 2011
Troubled Debt Restructuring	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial—Non Real Estate	7	$2,318	$2,318	25	$4,513	$4,513
Commercial—Real Estate	5	3,018	3,018	23	10,161	10,161
Construction & Development	4	3,439	3,439	10	5,750	5,750
Residential	7	2,130	2,130	37	8,817	8,817
Consumer—Non Real Estate	1	48	48	1	48	48

Totals	24	$10,953	$10,953	96	$29,289	$29,289

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

	Three months ended December 31, 2012		Year ended December 31, 2012
Troubled Debt Restructuring That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commerical—Non Real Estate	1	$72	1	$72
Commerical—Real Estate	—	—	—	—
Construction & Development	—	—	—	—
Residential	—	—	1	69
Consumer—Non Real Estate	—	—	—	—

Totals	1	$72	2	$141

	Three months ended December 31, 2011		Year ended December 31, 2011
Troubled Debt Restructuring That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commerical—Non Real Estate	—	$—	—	$—
Commerical—Real Estate	—	—	—	—
Construction & Development	—	—	—	—
Residential	3	314	3	314
Consumer—Non Real Estate	—	—	—	—

Totals	3	$314	$3	$314

There were 2 loans restructured in the twelve months prior to December 31, 2011 that went into default during the three- or twelve-month period ended December 31, 2012. There were 3 loans restructured in the twelve months prior to December 31, 2011 that went into default during the three- or twelve-month period ended December 31, 2011. For the purposes of this report, default is defined as being 90-days past due or on non-accrual status without performance.

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, reclassified to loans held for sale, or foreclosed and sold. Included in the allowance for loan losses at December 31, 2012 and 2011 was an impairment reserve for TDRs in the amount of $755,000 and $767,000, respectively.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Loans in non-accrual status were approximately $7.7 million and $19.1 million at December 31, 2012 and 2011, respectively. Interest accrued, but not recognized as income on these loans, was approximately $159,000 and $569,000 for the years ended December 31, 2012 and 2011, respectively. Non-accrual loans and an age analysis of past due loans, segregated by class of loans and including TDRs, were as follows (dollars in thousands):

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90-Days Past Due and Still Accruing	Non-accrual Loans
December 31, 2012:
Commercial - Non Real Estate	$228	$190	$—	$418	$22,574	$22,992	$—	$202
Commercial Real Estate
Owner occupied	192	—	2,466	2,658	53,073	55,731	—	2,735
Income producing	21	—	361	382	47,205	47,587	—	1,418
Multifamily	—	—	—	—	7,209	7,209	—	—
Construction & Development
1—4 Family	—	20	—	20	1,989	2,009	—	20
Other	737	202	432	1,371	24,954	26,325	—	860
Farmland	—	—	—	—	642	642	—	—
Residential
Equity Lines	191	50	35	276	29,186	29,462	—	93
1—4 Family	431	160	518	1,109	70,173	71,282	—	2,365
Junior Liens	—	—	—	—	1,313	1,313	—	33
Consumer - Non Real Estate	70	—	7	77	3,081	3,158	—	7
Other	—	—	—	—	2,664	2,664	—	—

Total	$1,870	$622	$3,819	$6,311	$264,063	$270,374	$—	$7,733

December 31, 2011:
Commercial - Non Real Estate	$785	$559	$429	$1,773	$32,498	$34,271	$—	$1,246
Commercial Real Estate
Owner occupied	319	270	957	1,546	74,706	76,252	—	4,438
Income producing	2,250	—	2,848	5,098	38,896	43,994	—	4,021
Multifamily	59	708	—	767	5,836	6,603	—	708
Construction & Development
1—4 Family	—	—	24	24	3,056	3,080	—	24
Other	—	—	976	976	27,683	28,659	—	1,740
Farmland	—	—	—	—	1,342	1,342	—	—
Residential
Equity Lines	137	99	—	236	29,491	29,727	—	38
1—4 Family	1,442	1,458	2,938	5,838	71,182	77,020	—	6,779
Junior Liens	14	—	19	33	1,578	1,611	—	58
Consumer - Non Real Estate	31	5	—	36	3,454	3,490	—	10
Other	—	—	—	—	1,858	1,858	—	—

Total	$5,037	$3,099	$8,191	$16,327	$291,580	$307,907	$—	$19,062

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

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

Pass—Loans and leases classified as pass should be performing relatively close to expectations, with adequate evidence that the borrower is continuing to generate adequate cash flow to service debt. There should be no significant departure from the intended source and timing of repayment, and there should be no undue reliance on secondary sources of repayment. To the extent that some variance exists in one or more criteria being measured, it may be offset by the relative strength of other factors and/or collateral pledged to secure the transaction.

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

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of December 31, 2012 and 2011, and based on the most recent analysis performed, the risk category of loans and leases is as follows (dollars in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss
Internal Risk Rating Grades
December 31, 2012:
Commercial—Non Real Estate	$17,728	$2,671	$2,593	$—	$—
Commercial Real Estate
Owner occupied	32,843	13,902	8,986	—	—
Income producing	25,537	13,411	8,639	—	—
Multifamily	5,197	1,956	56	—	—
Construction & Development
1—4 Family	1,346	275	388	—	—
Other	15,246	8,817	2,262	—	—
Farmland	280	—	362	—	—

Totals	$98,177	$41,032	$23,286	$—	$—

Total:
Commercial—Non Real Estate	$17,728	$2,671	$2,593	$—	$—
Commercial Real Estate	$63,577	$29,269	$17,681	$—	$—
Construction & Development	$16,872	$9,092	$3,012	$—	$—

Totals	$98,177	$41,032	$23,286	$—	$—

December 31, 2011:
Commercial—Non Real Estate	$26,552	$3,606	$3,727	$386	$—
Commercial Real Estate
Owner occupied	54,739	8,547	12,854	112	—
Income producing	29,583	3,604	10,807	—	—
Multifamily	3,820	793	1,990	—	—
Construction & Development
1—4 Family	1,081	1,255	744	—	—
Other	18,191	8,199	1,988	281	—
Farmland	—	362	980	—	—

Totals	$133,966	$26,366	$33,090	$779	$—

Total:
Commercial—Non Real Estate	$26,552	$3,606	$3,727	$386	$—
Commercial Real Estate	$88,142	$12,944	$25,651	$112	$—
Construction & Development	$19,272	$9,816	$3,712	$281	$—

Totals	$133,966	$26,366	$33,090	$779	$—

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

All consumer-related loans, including residential real estate and non-real estate are evaluated and monitored based upon payment activity. Once a consumer related loan becomes past due on a recurring basis, the Company will pull that loan out of the homogenized pool and evaluate it individually for impairment. At this time, the consumer-related loan may be placed on the Company’s internal watch list and risk rated either special mention or substandard, depending upon the individual circumstances. Consumer related loans at December 31, 2012 and 2011, segregated by class of loans, were as follows (dollars in thousands):

	December 31, 2012		December 31, 2011
Risk Based on Payment Activity	Performing	Non- Performing	Performing	Non- Performing
Residential
Equity Lines	$29,369	$93	$29,689	$38
1—4 Family	69,619	1,663	73,427	3,593
Junior Liens	1,313	—	1,592	19
Consumer - Non Real Estate
Credit Cards	—	—	—	—
Other	3,158	—	3,480	10

Total	$103,459	$1,756	$108,188	$3,660

Residential	$100,301	$1,756	$104,708	$3,650
Consumer - Non Real Estate	$3,158	$—	$3,480	$10

Totals	$103,459	$1,756	$108,188	$3,660

Directors and officers of the Bank and companies with which they are affiliated are customers of the Bank in the ordinary course of business and are considered “insiders.” Outstanding balances for term loans and lines of credit to insiders as of December 31, 2012 and 2011 were approximately $2.8 and $3.1 million, respectively.

The following table summarizes the Bank’s loan transactions with insiders for the year ended December 31, 2012 (dollars in thousands):

Balance, December 31, 2011	$3,149
Originations	125
Advances	46
Repayments and participations sold	(525)
Insider turnover	—

Balance, December 31, 2012	$2,795

Available lines of credit that can be drawn upon by insiders totaled $343,000 as of December 31, 2012.

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

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

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

In 2011, the Company modified its methodology for determining the allowance for loan losses. Prior to these changes, the loan loss methodology calculated historical loss rates using a three-year loss history with a quarter lag and a weighted average. During the first quarter of 2011, the Company began using a three-year average annual loss rate. At the end of 2011, the loan loss methodology was modified further to include the current quarter-end, which eliminated the quarter lag used previously. As a result of these changes, there was a net decrease to the Company’s allowance for loan losses of approximately $80,000 in 2011.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Changes in the allowance for loan losses by segment are as follows (dollars in thousands):

	December 31, 2012					December 31, 2011
	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance
Commercial - Non Real Estate	$2,247	$(453)	$671	$(1,256)	$1,209	$2,252	$(5,310)	$470	$4,835	$2,247
Commercial Real Estate
Owner occupied	1,794	(634)	69	130	1,359	1,055	(5,929)	92	6,576	1,794
Income producing	547	(1,170)	47	1,349	773	99	(1,292)	9	1,731	547
Multifamily	80	—	—	(2)	78	—	(118)	—	198	80
Construction & Development
1 - 4 Family	58	(99)	1	118	78	181	(212)	32	57	58
Other	661	(1,019)	168	918	728	486	(1,044)	113	1,106	661
Farmland	—	—	—	—	—	—	—	—	—	—
Residential
Equity Lines	279	(124)	9	150	314	459	(768)	4	584	279
1 - 4 Family	1,168	(1,109)	117	1,091	1,267	1,078	(2,357)	114	2,333	1,168
Consumer - Non Real Estate	143	(76)	32	(1)	98	161	(150)	19	113	143
Unallocated	1,124	—	—	(138)	986	1,092	—	—	32	1,124

Total	$8,101	$(4,684)	$1,114	$2,359	$6,890	$6,863	$(17,180)	$853	$17,565	$8,101

	Individually Evaluated for Impairment
	December 31, 2012		December 31, 2011
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$45	$3,227	$74	$5,451
Commercial Real Estate
Owner occupied	153	9,779	64	6,188
Income producing	164	11,781	224	10,650
Multifamily	43	1,311	68	1,990
Construction & Development
1 - 4 Family	7	388	9	1,668
Other	144	5,579	91	5,307
Farmland	—	362	—	—
Residential
Equity Lines	—	93	—	38
1 - 4 Family	199	13,431	240	15,048
Consumer - Non Real Estate	—	84	—	58
Unallocated	—	—	—	—

Total	$755	$46,035	$770	$46,398

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

	Collectively Evaluated for Impairment
	December 31, 2012		December 31, 2011
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$1,164	$19,765	$2,173	$28,820
Commercial Real Estate
Owner occupied	1,206	45,952	1,730	70,064
Income producing	609	35,806	323	33,344
Multifamily	35	5,898	12	4,613
Construction & Development
1 - 4 Family	71	1,621	49	1,412
Other	584	20,746	570	23,352
Farmland	—	280	—	1,342
Residential
Equity Lines	314	29,369	279	29,689
1 - 4 Family	1,068	59,164	928	63,583
Consumer - Non Real Estate	98	3,074	143	3,432
Unallocated	986	2,664	1,124	1,858

Total	$6,135	$224,339	$7,331	$261,509

5. Premises and Equipment

Premises and equipment are summarized as follows (dollars in thousands):

	December 31,
	2012	2011
Land	$1,826	$1,826
Buildings	10,233	10,260
Leasehold improvements	776	776
Furniture, fixtures and equipment	5,983	5,774

	18,818	18,636
Less, accumulated depreciation	6,975	6,407

	$11,843	$12,229

The Bank has entered into non-cancelable lease agreements for certain branch facilities. The leases expire through December 2017 and contain various renewal options. For the years ended December 31, 2012, 2011, and 2010, rental expense was approximately $296,000, $277,000, and $275,000, respectively.

The approximate minimum future lease payments are as follows (dollars in thousands):

2013	$264
2014	258
2015	242
2016	242
2017	85
Thereafter	—

$1,091

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

6. Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $116.1 million and $152.5 million at December 31, 2012 and 2011, respectively.

Contractual maturities of time deposits are summarized as follows (dollars in thousands):

	December 31,
	2012	2011
12 months or less	$130,067	$153,834
1-3 years	52,780	80,144
Over 3 - 5 years	4,276	4,587
Thereafter	—	—

	$187,123	$238,565

At December 31, 2012 and 2011, the Company had $15.1 million and $42.7 million, respectively, in brokered certificates of deposit. At December 31, 2012, the Company had pledged $6.0 million of investment securities to the North Carolina State Treasurer for public funds in excess of the FDIC insured limits.

7. Federal Home Loan Bank Advances

The Bank had no advances from the Federal Home Loan Bank (“FHLB”) as of December 31, 2012 and 2011.

The Bank has total credit availability through the FHLB of approximately $67.2 million; however, FHLB advances can only be obtained on a secured basis. As of December 31, 2012 and 2011, the Bank had pledged its FHLB stock and certain qualifying real estate loans as collateral to secure approximately $7.2 million and $14.6 million, respectively, in immediate availability.

8. Federal Funds Purchased and Repurchase Agreements

The Bank had no federal funds purchased outstanding at December 31, 2012 and 2011. The Bank had $45.4 million outstanding in securities sold under agreements to repurchase at December 31, 2012 and 2011. A total of $45.0 million of these borrowings relate to two term repurchase agreements entered into during 2008. These borrowings were secured by marketable securities totaling approximately $57.9 million at December 31, 2012. The following table contains certain pertinent information with respect to these two agreements at December 31, 2012 (dollars in thousands):

	Outstanding Principal Balance	Annual Effective Interest Rate	Final Maturity Date	Beginning Quarterly Call Dates	Collateral Requirement
Agreement dated 7/8/2008	$25,000	4.79%	7/8/2018	7/8/2013	$8,568
Agreement dated 8/20/2008	20,000	3.78	8/20/2015	8/20/2011	4,331

Total	$45,000	4.38%			$12,899

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

The remaining repurchase agreements were primarily overnight transactions offered as a cash management service to business customers. A summary of selected data related to federal funds purchased and securities sold under overnight agreements to repurchase follows (dollars in thousands):

	At or for the year ended December 31,
	2012	2011	2010
Maximum amount outstanding at any month-end during the year	$440	$812	$1,593
Balance outstanding at end of year	362	381	603
Average outstanding balance during the year	348	478	844
Average interest rate during the year	0.13%	0.10%	0.16%
Average interest rate at end of year (1)	0.14	0.10	0.13

(1)	Average rate for month of December

9. Subordinated Debt

The Company has issued $5.2 million of junior subordinated debentures to Bank of the Carolinas Trust I to fully and unconditionally guarantee the preferred securities issued by the trust. The Company owns all of the outstanding common securities of Bank of the Carolinas Trust I. This long term obligation constitutes a full and unconditional guarantee by the Company of the trust’s obligations. A description of the junior subordinated debenture outstanding is as follows:

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

10. Income Taxes

The components of income tax expense (benefit) are as follows (dollars in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Current tax expense (benefit)
Federal	$—	$—	$—
State	—	—	18

	—	—	18

Deferred tax expense (benefit)
Federal	(1,571)	(7,900)	(1,663)
State	(210)	(219)	(18)
Deferred tax asset valuation adjustment	1,781	12,662	—

	—	4,543	(1,681)

Total income tax expense (benefit)	$—	$4,543	$(1,663)

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

The Company and its subsidiary each reflect the tax expense or benefit associated with the results of their individual operating results. The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% are reconciled as follows (dollars in thousands):

	2012	2011	2010
Computed income tax expense (benefit)	$(1,557)	$(8,061)	$(1,468)
Changes resulting from:
State tax expense (benefit), net of federal benefit	(209)	(1,080)	(197)
Non-taxable income	(301)	(202)	(112)
Deferred tax asset valuation adjustment	1,781	12,662	—
Other	286	1,224	114

Actual income tax expense (benefit)	$—	$4,543	$(1,663)

The components of deferred income taxes are as follows (dollars in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$2,656	$3,123
Accrued expenses	196	192
Accrued income	61	220
Reserve for other real estate valuation	976	885
State net economic loss carryovers	164	164
Federal net operating loss carryovers	12,077	9,713

Total deferred tax assets	16,130	14,297
Less valuation allowance	(14,443)	(12,662)

Net deferred tax assets	1,687	1,635

Deferred tax liabilities:
Depreciation and amortization	306	325
Prepaid expenses	414	343
Securities	335	942
Other	25	25

Net deferred tax liabilites	1,080	1,635

Net deferred tax asset	$607	$—

Management has established a deferred tax asset valuation allowance of $14.4 million and $12.7 million at December 31, 2012 and 2011, respectively. Although the Company has shown sufficient positive evidence and appears to have ample resources to remain viable into the future in order to utilize these benefits, we believe current overall credit trends, as well as actual and forecasted performance, raise significant concern over the ability of the Company to realize the components of its deferred tax assets relating to net operating losses and the allowances for losses on loans and OREO. Income tax expense (benefit) contains no interest or penalty amounts for the years ended December 31, 2012, 2011, or 2010.

The 2012 state net economic loss of approximately $7.0 million must be carried forward to future years. The Company has approximately $41.3 million in total state net economic loss carryovers which will expire between 2023 and 2027 if not previously utilized. The Company’s 2012 federal net operating loss of approximately $7.0 million may be carried forward for up to 20 years, if not previously utilized. The Company has approximately $35.5 million in total federal net operating loss carryovers which will expire between 2029 and 2032 if not previously utilized.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

11. Regulatory Matters

Dividends

The Company’s dividend payments, if any, will be made from dividends received from the Bank. Under North Carolina banking law, the Bank’s board of directors may declare dividends so long as they do not reduce the Bank’s capital below its applicable required capital. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Bank. The ability of the Company and the Bank to pay dividends is currently restricted by the terms of a consent order issued by the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks and a written agreement between the Company and the Federal Reserve Bank of Richmond. See “Other Regulatory Restrictions” below.

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

Intercompany transactions

Restrictions on loans by the Bank to the Company are imposed by Federal Reserve Act Sections 23A and 23B, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its parent or other affiliate, if the loan is secured and so long as certain safety and soundness requirements and market terms requirements are met. If collateral is in the form of stocks, or other real or personal property, it must have a market value when the loan is made of at least 30% more than the amount of the loan; if the collateral is in the form of debt instruments, it must have a market value when the loan is made of at least 20% more than the amount of the loan; and if the collateral is in the form of obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $1.6 million at December 31, 2012. No 23A transactions existed at December 31, 2012 or 2011.

Bank of the Carolinas Corporation and Subsidiary

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

As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as undercapitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain the minimum capital ratios. The Bank’s actual capital amounts (in thousands) and ratios and minimum requirements are set forth in the table below:

	Actual Capital		Capital needed to meet Regulatory Guidelines
	Ratio	Amount	Minimum	Well- Capitalized
As of December 31, 2012:
Total Capital (to Risk Weighted Assets):
Bank of the Carolinas	6.25%	$19,640	$25,149	$31,437
Bank of the Carolinas Corporation Consolidated	6.22	19,541	25,150	31,438
Tier 1 Capital (to Risk Weighted Assets):
Bank of the Carolinas	4.99	15,674	12,575	18,862
Bank of the Carolinas Corporation Consolidated	3.46	10,866	12,575	18,863
Tier I Leverage Capital (to Fourth Quarter Average Assets):
Bank of the Carolinas*	3.56	15,674	17,623	22,029
Bank of the Carolinas Corporation Consolidated	2.47	10,866	17,630	22,037
As of December 31, 2011:
Total Capital (to Risk Weighted Assets):
Bank of the Carolinas	6.92%	$25,084	$28,982	$36,227
Bank of the Carolinas Corporation Consolidated	6.83	24,753	28,985	36,232
Tier 1 Capital (to Risk Weighted Assets):
Bank of the Carolinas	5.66	20,512	14,491	21,736
Bank of the Carolinas Corporation Consolidated	4.82	17,480	14,493	21,739
Tier I Leverage Capital (to Fourth Quarter Average Assets):
Bank of the Carolinas*	4.09	20,512	20,052	25,065
Bank of the Carolinas Corporation Consolidated	3.48	17,480	20,070	25,087

*	As previously described, the Company’s Board of Directors agreed to maintain the Bank’s Leverage Capital Ratio of 8.0% which is above the minimum level required by regulatory capital guidelines.

12. Employee Benefit Plan

The Bank has a 401(k) Plan to benefit employees. Employees that meet certain age and service requirements may participate in the Plan. Employees may contribute up to 75 percent of their compensation subject to certain limits based on federal tax laws. The Bank may make contributions to the Plan as determined by the Bank’s Board of Directors. For the years ended December 31, 2012, 2011, and 2010, there was no expense attributable to the Plan.

Bank of the Carolinas Corporation and Subsidiary

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

The Bank had outstanding commitments to originate commercial and construction loans of approximately $27.8 million at December 31, 2012. These commitments were composed of variable rate loans, with interest rates based upon the prime rate. The commitments included various maturity terms with balloon payments due between one to five years.

The following summarizes the Bank’s approximate remaining available balance to customers under commitments to fund lines of credit at December 31, 2012 (in thousands):

Unfunded Commitments
Unfunded loan commitments	$27,807
Standby letter of credits	512

$28,319

14. Employment and Change of Control Agreements

The Company has entered into an employment agreement with a key employee. The employment agreement provides for a rolling three-year term. In most circumstances, commencing on the first anniversary date and continuing each anniversary date thereafter, the agreement automatically extends for an additional year so that the remaining terms shall remain three years. The agreement provides for severance payments and other benefits in the event of involuntary termination of employment in connection with any change in control of the Company or the Bank. A severance payment will also generally be provided on a similar basis in connection with voluntary termination of employment where, subsequent to a change in control, the officer is assigned duties inconsistent with his position, duties, responsibilities and status immediately prior to such change in control. The severance payments are defined in the agreement, but in no case exceed 2.99 times the executive officer’s annual base salary in effect at the time the change in control becomes effective or as in effect at the time the officer’s termination becomes effective, whichever is greater. The employment agreement provides for termination by the Company for just cause at any time. The Company has not accrued any benefits under this post-employment agreement.

15. Stockholders’ Equity

Preferred Stock

The Company has 3 million shares of preferred stock authorized. At December 31, 2012 and 2011, there were 13,179 shares of preferred stock issued and outstanding with a $1,000 per share liquidation preference. All of the shares were issued on April 17, 2009, in connection with the U.S. Treasury’s TARP Capital Purchase Program. In February 2011, the Company notified the U.S. Treasury of its intent to defer the payment of its regular quarterly cash dividend on its Series A Preferred Stock.

Common Stock

The Company has 15 million shares of $5 par value common stock authorized. There were 3,895,840 shares of common stock outstanding at December 31, 2012 and 2011.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Warrants

In connection with the issuance of the preferred shares under the U.S. Treasury’s (“UST”) TARP Capital Purchase Program, the Company issued the UST a warrant to purchase 475,204 shares of its common stock for $4.16 per share. The Warrant expires April 17, 2019.

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

The Company did not grant options during the years ended December 31, 2012, 2011, and 2010. The most recent options were granted with a weighted average fair market value of $5.25 per share. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.

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

Stock based compensation benefit was $1,000 and $8,000 in 2012 and 2011, respectively, and expense was $2,000 in 2010. All stock based awards are vested and all expense has been recognized at December 31, 2012.

Accounting principles generally accepted in the United States of America require the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (“excess tax benefits”) to be classified as financing cash flows. There were no excess tax benefits classified as a financing cash inflow for the years ended December 31, 2012, 2011, and 2010. There were no options exercised in 2012. There was a forfeiture of 2,400 options in 2012.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

A summary of the status of the Company’s stock options and stock awards as well as the warrants issued to the U.S. Treasury as of December 31, 2012 and changes during the year then ended is presented below:

For the Year ended December 31, 2012
Stock Options and Warrants			Restricted Stock Awards
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Grant Date Fair Value
Options outstanding at beginning of year	22,400	$8.32	Outstanding at beginning of year	4,667	$5.25
Options granted	—	—	Granted	—	—
Options exercised	—	—	Forfeited	—	—

Options forfeited	(2,400)	10.42	Outstanding at end of year	4,667	$5.25

Options expired	—	—

Options outstanding at end of year	20,000	8.07
Warrants issued and outstanding at end of year	475,205	4.16

Total Options and warrants outstanding at end of year	495,205	$4.32

At December 31, 2012

Stock Options and Warrants Outstanding					Stock Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
4.06 - 5.99	12,000	5.81 years	$5.25	0	12,000	$5.25	0
6.00 - 16.90	8,000	1.94 years	12.29	0	8,000	12.29	0

Total Options	20,000	4.26 years	8.07	0	20,000	8.07	0
Total Warrants	475,205	6.29 years	4.16	(1,130)	475,205	4.16	(1,130)

Total Options and warrants	495,205	6.21 years	$4.32	$(1,130)	495,205	$4.32	$(1,130)

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

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

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

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

The approximate carrying and estimated fair values of financial instruments are summarized below (in thousands):

		December 31, 2012		December 31, 2011
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$7,786	$7,786	$7,601	$7,601
Federal funds sold	Level 1	27,370	27,370	28,165	28,165
Investment securities	Level 2	106,931	106,753	112,404	112,236
Loans receivable, net	Level 2	263,484	265,760	299,806	301,322
Bank owned life insurance	Level 1	10,536	10,536	10,732	10,732
Other assets	Level 1	2,044	2,044	3,073	3,073
Financial liabilities:
Deposits:
Demand, Savings, and Money Market	Level 2	185,849	185,849	177,648	177,648
Time	Level 2	187,123	187,402	238,565	239,542
Other borrowings	Level 2	53,217	53,217	53,236	53,236
Other liabilities	Level 2	2,138	2,138	1,903	1,903

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

	Total at 12/31/2012	Level 1	Level 2	Level 3
	(in thousands)
Assets valued on a recurring basis
Investment securities:
U.S. Government agency	$48,118	$—	$48,118	$—
State and municipals	10,326	—	10,326	—
Mortgage-backed	46,492	—	46,492	—
Assets valued on a non-recurring basis
Impaired loans	45,280	—	45,280	—
Other real estate owned	4,976	—	4,976	—

Total	$155,192	$—	$155,192	$—

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

	Total at 12/31/2011	Level 1	Level 2	Level 3
	(in thousands)
Assets valued on a recurring basis
Investment securities:
U.S. Government agency	$44,259	$—	$44,259	$—
State and municipals	3,590	—	3,590	—
Corporate	1,017	—	1,017	—
Mortgage-backed	61,571	—	61,571	—
Assets valued on a non-recurring basis
Impaired loans	45,628	—	45,628	—
Other real estate owned	8,524	—	8,524	—

Total	$164,589	$—	$164,589	$—

17. Parent Company Financial Information

The condensed balance sheets for 2012 and 2011, and the condensed statements of operations and cash flows for the parent company as of and for the years ended December 31, 2012, 2011, and 2010 are presented below (in thousands):

Condensed Balance Sheets

	2012	2011
Assets
Cash	$452	$583
Investment in wholly owned subsidiary	16,864	22,065
Other assets	167	201

Total Assets	$17,483	$22,849

Liabilities and Stockholder’s equity:
Borrowings	$7,855	$7,855
Other liabilities	563	961
Stockholder’s Equity	9,065	14,033

Total Liabilities and Stockholder’s Equity	$17,483	$22,849

Condensed Statements of Operations

	2012	2011	2010
Interest on deposits in other banks	$3	$5	$10
Other income	—	—	1
Total operating income	3	5	11

Interest expense on borrowed funds	294	278	277

Other	57	99	113
Equity in undistributed loss of subsidiary	4,231	27,497	2,402

Total operating expense	4,582	27,874	2,792

Loss before taxes	(4,579)	(27,869)	(2,781)
Income tax expense (benefit)	—	382	(126)

Net loss	(4,579)	(28,251)	(2,655)
Preferred stock dividends and accretion	(956)	(934)	(914)

Net loss available to common shareholders	$(5,535)	$(29,185)	$(3,569)

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Condensed Statements of Cash Flows

	2012	2011	2010
Cash Flows from Operating Activities:
Net loss	$(4,579)	$(28,251)	$(2,655)
Equity in undistributed net loss of subsidiary	4,231	27,497	2,402
Change in other assets	218	612	(91)
Change in other liabilities	(1)	(3)	9

Net cash used by operating activities	(131)	(145)	(335)

Cash Flows from Investing Activities:
Investment in subsidiary	—	—	(250)

Cash Flows from Financing Activities:
Cash dividends paid on preferred stock	—	—	(659)
Cash dividends paid on common stock	—	—	—

Net cash used by financing activities	—	—	(659)

Net decrease in cash and cash equivalents	(131)	(145)	(1,244)
Cash and cash equivalents at beginning of year	583	728	1,972

Cash and cash equivalents at end of year	$452	$583	$728

18. Going Concern Considerations and Management’s Plans and Intentions

Going Concern Considerations

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In making this assessment, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of December 31, 2012. The Company has had a history of profitable operations prior to 2008 and sufficient sources of liquidity to meet its short-term and long-term funding needs.

The effects of the current economic environment are being felt across many industries, with financial services and real estate being particularly hard-hit, and have been particularly severe during the last 48 months. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, including residential construction and development loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets had increased substantially during 2010 and 2011. During 2012, the Bank saw significant improvement in levels of nonperforming assets. The significant losses in 2010, 2011, and 2012, which were primarily related to credit losses and the valuation allowance on deferred tax asset, reduced the Company’s capital levels. In order to again become well capitalized under federal banking agencies’ guidelines, management believes that the Company will need to raise additional capital to recapitalize the Bank and to absorb the potential future credit losses associated with the disposition of its nonperforming assets. Accordingly, management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity in public or private offerings. Management is actively evaluating a number of potential capital sources, asset reductions, and other balance sheet management strategies with the goal of increasing its level of regulatory capital to support its balance sheet long-term. Management is currently reducing and otherwise restructuring its balance sheet to improve capital ratios.

Current market conditions for banking institutions, the overall uncertainty in financial markets, and a depressed stock price are significant barriers to the success of any plan to issue additional equity in public or private offerings. An equity financing transaction would result in substantial dilution to the Company’s current stockholders and could adversely affect

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

the market price of the Company’s common stock. There can be no assurance as to whether these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, due to existing regulatory restrictions on cash payments and dividends between the Bank and the holding company, the Company may be unable to discharge its liabilities in the normal course of business. There can be no assurance that the Company will be successful in any efforts to raise additional capital during 2013.

Both the Company and the Bank actively manage liquidity and cash flow needs. The Bank is prohibited from declaring or paying dividends without prior approval of the FDIC or the Commissioner and the Company is prohibited from declaring or paying dividends without the prior approval from the Federal Reserve. Even if these requirements were not in place, the Company does not intend to declare or pay dividends to shareholders at any time in the foreseeable future. At December 31, 2012, the Company had $7.8 million of cash and cash equivalents. The Company has no long-term debt maturing in 2012 or 2013.

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

Management’s Plans and Intentions

The Company incurred significant net losses in 2010 and 2011, which have continued in 2012, primarily from the higher provisions for loan losses due to the significant level of nonperforming assets and increases in foreclosed real estate. The FDIC and the Commissioner issued the Consent Order in April 2011. The Company entered into a written agreement with the FRB in August 2011. The Company’s independent registered public accounting firm issued a report with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2012, which contained an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The following strategies to improve the Company’s financial condition have been or are being implemented:

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

Balance Sheet Reduction – Management currently is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At December 31, 2012, risk-weighted assets had been reduced by $47.9 million since December 31, 2011. Reductions occurred primarily in the commercial loan portfolio. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in brokered and institutional CDs by $38.7 million.

Earnings – In June 2011, the Bank retired $10.0 million in FHLB advances and paid an early redemption penalty of $273,000 to the FHLB for the retirement of these advances. In November 2011, the Bank retired an additional advance of $10.0 million due to the FHLB and paid an early redemption penalty of $7,000. The advances had a remaining average life of 1.0 year and an average interest rate of 1.21%. The Bank is prohibited from accepting or rolling over any brokered certificates of deposits. Since April 2011, the brokered certificates of deposit had maturities ranging from 2 months to 27 months with interest rates ranging from 0.75% to 2.40%. As these matured and continue to mature, the Bank replaced

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

and will continue to replace these funds with institutional certificates of deposit with average interest rates of 0.51%. In 2012, the Bank was able to start returning loans, previously in a non-accrual status, to accrual status after six months of payment performance. As a result of these changes, the Bank expects a positive impact on its net interest margin in 2013.

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

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

19. Selected Annual Financial Information

December 31, 2011 (As Restated)
(in thousands)
Assets:
Cash and due from banks, noninterest-bearing	$5,044
Interest-bearing deposits in banks	2,557

Cash and cash equivalents	7,601

Federal funds sold	28,165

Investment securities	112,404
Loans receivable	307,907
Less: Allowance for loan losses	(8,101)

Total loans, net	299,806
Premises and equipment	12,229
Other real estate owned	8,524
Bank owned life insurance	10,732
Deferred tax assets	—
Prepaid FDIC insurance assessment	2,200
Accrued interest receivable	1,503
Other assets	2,803

Total Assets	$485,967

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$34,034
Interest-checking deposits	37,306
Savings and money market deposits	106,308
Time deposits	238,565

Total deposits	416,213
Securities sold under agreements to repurchase	45,381
Federal Home Loan Bank advances	—
Subordinated debt	7,855
Other liabilities	1,903

Total Liabilities	471,352

Commitments and contingencies (Note 6)	—
Stockholders’ Equity:
Preferred stock, no par value	13,179
Discount on preferred stock	(716)
Common stock, $5 per share par value	19,479
Additional paid-in capital	12,991
Retained deficit	(31,871)
Accumulated other comprehensive income	1,553

Total Stockholders’ Equity	14,615

Total Liabilities and Stockholders’ Equity	$485,967

December 31, 2011
(in thousands)
Other liabilities as previously stated	$2,485
Prior period adjustment (See Note 1)	(582)

Other liabilities as restated	$1,903

Retained deficit as previously stated	$(32,453)
Prior period adjustment (See Note 1)	582

Retained deficit as restated	$(31,871)

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

The Company’s Management’s Report on Internal Control Over Financial Reporting appears below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under supervision of the Company’s Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the above evaluation of the Company’s disclosure controls and procedures, no change in the Company’s internal control over financial reporting was identified that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name and Age	Positions With Us and the Bank (1)	Year First Elected (2)	Principal Occupation and Business Experience
Jerry W. Anderson (73)	Director	1998	Partner, Anderson Aggregates, LLC (land clearing) since 1999; previously, President, Anderson Chip & Pulpwood, Inc., from 1986 until its merger with Anderson Aggregates in 1999
Alan M. Bailey (72)	Director	1998	Private investor; previously, owner and operator, 801 Shell Service (gasoline station)
John A. Drye (49)	Director	2002	Partner, Central Carolina Insurance Agency (general insurance agency)
John W. Googe (87)	Director	2001	President and Chief Executive Officer, Flex-Pay Business Services, Inc. (payroll services) (1996–2012); Director, Flight Op (aircraft charter) (2008–present); Manager, Coliseum Drive Association (real estate) (2005–present); Manager, Southeastern Pension Co. (pension record keeping) (2009–present)
Henry H. Land (70)	Director	2002	Retired; previously, Partner, McClary, Stocks, Smith, Land & Campbell, P.A., Certified Public Accountants (1988–2006)
Grady L. McClamrock, Jr. (60)	Director	2001	Attorney; owner, Grady L. McClamrock, Jr., J.D., P.A. (law firm)
Lynne Scott Safrit (54)	Director	2002	President and Chief Operating Officer, Castle & Cooke North Carolina, LLC (property management and development)
Francis W. Slate (90)	Director; Chairman of the Board of Directors	1998	Mayor, Town of Mocksville; retired General Surgeon, Mocksville Surgical Associates, P.A.
Stephen R. Talbert (67)	Director; Vice Chairman of the Board of Directors; President and Chief Executive Officer	2002	Our executive officer(3)

(1)	Members of certain committees of our Board are as follows:

Audit Committee	Corporate Governance Committee	Risk Oversight Committee	Executive Committee
Henry H. Land - Chairman	John A. Drye - Chairman	John W. Googe - Chairman	Francis W. Slate - Chairman
Jerry W. Anderson	Alan M. Bailey	John A. Drye	John W. Googe
Alan M. Bailey	John W. Googe	Henry H. Land	Henry H. Land
Lynne Scott Safrit	Grady L. McClamrock, Jr.	Lynne Scott Safrit	Grady L. McClamrock, Jr.
Francis W. Slate		Stephen R. Talbert	Stephen R. Talbert

(2)	“Year first elected” refers to the year in which each individual first became a director of the Bank. Each nominee first became our director at the time we were incorporated during 2006 as the Bank’s holding company. Messrs. Drye, Land and Talbert and Ms. Safrit previously served as directors of BOC Financial Corp and were appointed as directors of the Bank following our merger with that company on December 31, 2001.
(3)	Information regarding Mr. Talbert’s business experience is included in his listing below under the heading “Executive Officers.”

Factors Bearing on Qualifications of Directors

The experience, qualifications, attributes, skills and other factors that leads our Board to conclude that each of our directors listed in the table above should serve, or continue to serve, as a director are described below.

Jerry W. Anderson

•	Thorough understanding of our culture, values, and goals derived from service as our director since 1998

•	Owner/operator of Anderson Aggregates; in business for over 40 years

•	Board experience for over 25 years with Energy United

•	Active in civic clubs in Davie County

•	Over 40 years operating a business in Davie County leads to a thorough understanding of the banking needs of small business owners

Alan M. Bailey

•	Thorough understanding of our culture, values and goals derived from service as our director since 1998

•	Owner/operator of 801 Shell Service and Bailey’s Auto Sales for over 30 years

•	Graduate of NC Bank Directors’ College 1998

•	Well respected in the business community of Davie County as his family has been in business for over 100 years

•	Understands the banking and business needs of small business owners

John A. Drye

•	Thorough understanding of our culture, values and goals derived from service as our director since 2002

•	Over 20 years experience in the insurance industry as partner of a property/casualty insurance agency

•

Furman University, BA, graduated 1986; University of Georgia, MBA, concentration in finance and risk management, graduated 1988; Chartered Property and Casualty Underwriter 1997; Certified Builders Insurance Agent 2008

•	Active involvement in church and civic clubs of Rowan County

•	Good understanding of the banking needs of small businesses in Rowan and Cabarrus Counties

John W. Googe

•	Thorough understanding of our culture, values and goals derived from service as our director since 2001

•	Over 40 years professional experience, served as President and COO of a public company

•	Guilford College, Economics degree graduated 1950; Chartered Life Underwriter 1960

•	Past service on other public company boards of directors

•

Mr. Googe has started and sold 18 different companies, this gives him a great understanding of the banking needs in many different industries; he is also well-respected in the Winston-Salem business community

Henry H. Land

•	Thorough understanding of our culture, values and goals derived from service as our director since 2002; currently serves as Chairman of and financial expert for the Audit Committee

•	East Carolina University, AB degree in Business Administration; CPA certification in 1969 from state of North Carolina

•	Extensive experience in financial accounting and reporting with large industrial corporation

•	Public accounting experience with various small- to medium-size privately owned businesses

•	Able to identify the financial needs of small- and mid-size businesses in our market area

Grady L. McClamrock, Jr.

•	Thorough understanding of our culture, values and goals derived from service as our director since 2001.

•	North Carolina State University, construction engineering degree 1974; Wake Forest Law School, JD degree 1977

•	Significant business skills developed through owning and managing law practice

•	Visible and active as a community leader serving on various boards within our market area

•	Able to identify with the financial needs of small- and mid-size businesses in our market area

Lynne Scott Safrit

•	Thorough understanding of our culture, values and goals derived from service as our director since 2002

•	Substantial experience in commercial real estate with more than 15 years as president of a national real estate development company

•	Catawba College, BA Cum Laude 1980; UNCC, MA 1981

•	Graduate of NC Advanced Bank Directors’ College 2003

•

Very active in many civic and professional organizations; currently serving on the Board of Trustees of Catawba College and President of the Board of Directors of the Cabarrus County Economic Development Corp.

•	Member of the Catawba College Business Hall of Fame

•	Able to identify with the financial needs of small- and mid-size businesses in our market area

Francis W. Slate

•	Thorough understanding of our culture, values and goals derived from service as our director since 1998

•	Over 32 years experience in healthcare as a general surgeon

•

University of Cape Town, M. B. Ch. B degree 1947 (South African equivalent of M.D.) New York University Postgraduate Medical School 1952–1953; George Washington University Medical School residency in General Surgery 1953–1956

•	Very active in medical community and as a community leader serving 12 years as Davie County Commissioner; Mocksville Town Commissioner for 10 years; Mayor of Mocksville for 15 years

•	Able to identify with the financial needs of small- and mid-size businesses in our market area

Stephen R. Talbert

•

Thorough understanding of our culture, values and goals derived from 41 years experience in the banking industry and service as a director since 2002; currently serves as our Vice Chairman, President and Chief Executive Officer

•	Experience as President and Chief Executive Officer of Bank of the Carolinas until its merger with Bank of Davie in 2001

•	Catawba College, BA degree in Business Administration 1966

•	Very active in local community serving on many boards including Rowan County Chamber of Commerce, NorthEast Medical Center Foundation, Trinity Lutheran Church, and Catawba College Board of Visitors

•	Able to identify with the financial needs of small- and mid-size businesses in our market area

Executive Officers

We consider our three officers listed below to be our executive officers.

Stephen R. Talbert, age 67, serves as our and the Bank’s Vice Chairman, President, and Chief Executive Officer. He joined the Bank on December 31, 2001, in connection with the Bank’s acquisition of BOC Financial Corp. Previously, he had served as Chairman, President and Chief Executive Officer of BOC Financial Corp since its organization during 1998, and in the same positions with that company’s bank subsidiary or its predecessor since 1971. He served as the Bank’s Chairman and Executive Vice President from 2002 to 2004 and has been Vice Chairman since 2004. Prior to being appointed President and Chief Executive Officer, Mr. Talbert served as our Interim Chief Executive Officer from August to September 2010.

George E. (“Ed”) Jordan, age 54, was appointed to serve as Chief Operating Officer of the Bank on November 24, 2010. Mr. Jordan previously served as the Bank’s Executive Vice President since January 2008 and, in that position, supervised the Bank’s financial services, marketing and sales functions and served as regional executive for the Bank’s offices located in Stokes, Forsyth, Davidson and Randolph Counties. Prior to that, he served as the Bank’s President and Chief Operating Officer from May 2004 to January 2008. Prior to his employment with the Bank, Mr. Jordan was employed by Wachovia Bank for 24 years where his positions included supervisory responsibility over city executives for several of that bank’s Triad area offices and service as that bank’s Senior Vice President and Business Banking Sales Director with responsibilities for middle market lending.

Harry E. Hill, age 67, was elected as the Bank’s Executive Vice President during January 2001. He was employed by our organizing group during 1998 and became Senior Vice President of the Bank when it began operations during 1998, and he currently functions as the Bank’s business development officer in Davie County. Previously, he served as Vice President of Southern National Bank and its successor, Branch Banking & Trust Company, in Welcome, North Carolina, from 1994 to 1998, and as Business Development Officer of Davidson Savings Bank from 1992 to 1994.

Audit Committee

Our Board of Directors has a standing Audit Committee that operates under a written charter approved by our Board that sets out the Committee’s composition, authority, duties and responsibilities. A current copy of the charter of the Audit Committee is available on our website at www.bankofthecarolinas.com. We believe that each member of the Committee is an “independent director” as that term is defined by the listing standards of The Nasdaq Stock Market. Although the Company’s common stock is no longer listed on The Nasdaq Stock Market, the Board of Directors will continue to use Nasdaq’s definition of independence in determining whether or not a director or nominee for director is independent.

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

The Committee reviews various reports from our independent accountants (including its annual audit report on our consolidated financial statements), financial reports we file under the Securities Exchange Act of 1934, and reports of examinations by our regulatory agencies, and it generally oversees our internal audit program. Also, as described in this Report under Item 13 (Certain Relationships and Related Transactions, and Director Independence), our Board has directed the Audit Committee to monitor and make annual reports regarding the independence of our directors. The Committee met ten times during 2012.

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

Code of Ethics

Our Board of Directors has adopted a Code of Ethics which applies to our directors and executive officers, including our senior financial officers, and, among other things, is intended to promote:

•	honest and ethical conduct;

•	ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with the Securities and Exchange Commission and in other public communications we make;

•	compliance with governmental laws, rules and regulations;

•	prompt internal reporting of violations of the Code to the Board’s Audit Committee; and

•	accountability for adherence to the Code.

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

Henry H. Land

Post Office Box 166

Kannapolis, NC 28082

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors and executive officers are required by federal law to file reports with the Securities and Exchange Commission regarding the amounts of and changes in their beneficial ownership of our common stock. Based on our review of copies of those reports, we are required to disclose failures to report shares beneficially owned or changes in beneficial ownership, and failures to timely file required reports, during previous years. We currently are not aware of any of our directors or executive officers who, during 2012, failed to report shares beneficially owned or to timely file a required report.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary

The following table shows the cash and certain other compensation paid or provided to or deferred by the named executive officers for 2012 and 2011. Our named executive officers are compensated by the Bank for their services as its officers, and they receive no separate salaries or other cash compensation from us for their services as our officers

SUMMARY COMPENSATION TABLE

Name and Principal Position (1)	Year	Salary (2)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation (3)	Total
Stephen R. Talbert	2012	$228,463	-0-	-0-	-0-	-0-	$4,439	$232,902
Vice Chairman, President and Chief Executive Officer	2011	192,230	-0-	-0-	-0-	-0-	8,135	200,365
George E. Jordan	2012	$169,714	-0-	-0-	-0-	-0-	$1,428	$171,142
Executive Vice President and Chief Operating Officer	2011	155,632	-0-	-0-	-0-	-0-	2,876	158,508
Harry E. Hill	2012	$155,314	-0-	-0-	-0-	-0-	$4,832	$160,146
Executive Vice President	2011	150,000	-0-	-0-	-0-	-0-	6,695	156,695

(1)	Mr. Talbert served as a member of our Board of Directors during 2012 and 2011. Mr. Talbert received no additional compensation for his service as a director.
(2)	Reflects total salary paid by the Bank each year, including the amount of salary deferred at each officer’s election under our Section 401(k) plan.
(3)	The following table describes each officer’s “Other Compensation” for 2012:

Description	Mr. Talbert	Mr. Jordan	Mr. Hill
The Bank’s contributions for the officers’ accounts under our Section 401(k) plan	-0-	-0-	-0-
Our estimated aggregate incremental cost related to personal benefits received during 2012 (a)	$4,439	$1,428	$4,832

Total	$4,439	$1,428	$4,832

(a)	Our executive officers receive, or we may treat them as receiving, various non-cash personal benefits. During 2012, the personal benefits received by the named officers included:

•	for Mr. Talbert, an automobile allowance and the Bank’s payment of club dues;

•	for Mr. Jordan, an automobile allowance; and

•	for Mr. Hill, an automobile allowance and the Bank’s payment of club dues.

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

Employment Agreement

Mr. Jordan is employed by the Bank under an employment agreement. The agreement has a “rolling” term of employment of three years that, at the end of each year, is extended by one additional year. On May 17, 2018, the term becomes a fixed three years expiring at the close of business on May 17, 2021. If Mr. Jordan remains employed by the Bank after May 17, 2021, his employment will be on an “at will” basis. The agreement also provides for:

•	an annual base salary (which is subject to review and periodic increase by the Bank’s Board) of $135,678; and

•	the right to participate in bonus or incentive plans and other benefits made available by the Bank to its executive officers.

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

Options covering a total of 6,000 shares have been granted to Mr. Jordan. All of these options were exercisable on December 31, 2012.

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

Like most financial institutions, our financial performance has been negatively affected by the economy and by reduced real estate values in our banking markets, and increased levels of non-performing loans, loan charge-offs and provisions to our allowance for loan losses. Our Board chose not to implement the plan in 2012. As a result, none of our officers and employees were eligible to receive any cash awards under the plan, and no such awards were paid in 2012.

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

As a result of the CPP Rules and the terms of the Consent Order, notwithstanding the terms of Mr. Jordan’s employment agreement, we believe that no severance or golden parachute payments would have been made to him by the Bank if his employment had terminated on December 31, 2012.

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

DIRECTOR COMPENSATION

General

Directors’ Fees.    Our non-employee directors serve and are compensated as directors of the Bank. Our and the Bank’s Boards usually meet jointly, and directors do not receive any additional cash compensation for their services as our directors unless our Board meets separately. The following table describes our standard schedule of fees paid to our non-employee directors for their service during 2012.

Description	Amount
Monthly retainer	$450
Monthly retainer paid to Lead Independent Director	550
Per diem fee for attendance in person at meetings of our and the Bank’s Boards (1)	425
Per diem fee paid to committee members for attendance at committee meetings:
Audit Committee	300
Corporate Governance Committee	250
Executive, Loan, Asset Quality and Risk Oversight Committees	225
Per diem fee paid to committee chairmen for attendance at committee meetings:
Audit Committee	450
Corporate Governance Committee	350
Executive, Loan, Asset Quality and Risk Oversight Committees	325

(1)	This fee is not paid for attendance at meetings by telephone.

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

No stock options or other equity awards of any type were granted under the Omnibus Equity Plan to any of our directors during 2012.

Director Compensation for 2012

The following table summarizes the compensation paid or provided to our non-employee directors for their services during 2012. Although he served as a director during 2012, Stephen R. Talbert is not listed in the table. Mr. Talbert was compensated as an officer and employee of the Bank and he received no separate or additional compensation for his service as a director.

2012 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Jerry W. Anderson	$19,300	$-0-	$19,300
Alan M. Bailey	20,275	-0-	20,275
John A. Drye	20,225	-0-	20,225
John W. Googe	20,750	-0-	20,750
Henry H. Land	21,125	-0-	21,125
Grady L. McClamrock, Jr.	21,225	-0-	21,225
Lynne Scott Safrit	17,125	-0-	17,125
Francis W. Slate	23,375	-0-	23,375

(1)	No stock options or other equity awards of any type were granted to any of our non-employee directors during 2012. On December 31, 2012, our non-employee directors held stock options covering the following aggregate numbers of shares: Messrs. Anderson, Bailey, Drye, Googe, Land, McClamrock, Dr. Slate, and Ms. Safrit — 1,500 shares each.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Securities

Principal Shareholders.    The following table lists the only person who we believe owned, beneficially or of record, 5% or more of our outstanding common stock on December 31, 2012. This information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2007.

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

Directors and Executive Officers.    The following table describes the beneficial ownership of our common stock on December 31, 2012, by our current directors and named executive officers, individually, and by all our directors and named executive officers as a group.

Name of beneficial owner	Amount and nature of beneficial ownership(1)		Percent of class(2)
Jerry W. Anderson	40,349		1.04%
Alan M. Bailey	58,665		1.51%
John A. Drye	23,983		0.62%
John W. Googe	35,500		0.91%
Harry E. Hill	53,546	(3)	1.37%
George E. Jordan	12,399		0.32%
Henry H. Land	18,589		0.48%
Grady L. McClamrock, Jr.	56,419	(4)	1.45%
Lynne Scott Safrit	15,384		0.39%
Francis W. Slate	43,014		1.10%
Stephen R. Talbert	39,639	(5)	1.02%
All current directors and executive officers as a group (11 people)	397,487		10.16%

(1)	Individuals named and included in the group have shared voting and investment power with respect to certain of the listed shares as follows: Mr. Anderson—12,066 shares; Mr. Bailey—175 shares; Mr. Drye—1,937 shares; Mr. Hill—4,988 shares; Mr. Jordan—1,200 shares; Ms. Safrit— 7,948 shares; Mr. Talbert—18,154 shares; and all persons included in the group—46,468 shares. The listed shares also include the following numbers of shares that could be purchased by individuals named and included in the group pursuant to stock options that could be exercised within 60 days of December 31, 2012 and with respect to which shares they may be deemed to have sole investment power: Mr. Anderson – 1,500 shares; Mr. Bailey—1,500 shares; Mr. Drye—1,500 shares; Mr. Googe—1,500 shares; Mr. Jordan—6,000 shares; Mr. Land—1,500 shares; Mr. McClamrock – 1,500 shares; Ms. Safrit—1,500 shares; Dr. Slate—1,500 shares; and all persons included in the group—18,000 shares. Except as otherwise noted, and to the best of our knowledge, the individuals named and included in the group exercise sole voting and investment power with respect to all remaining listed shares.
(2)	Percentages are calculated based on 3,895,840 total outstanding shares plus, in the case of each named individual and the group, the number of additional shares that could be purchased by that individual or by persons included in the group under stock options that could be exercised within 60 days of December 31, 2012.
(3)	Includes 4,758 shares owned by Mr. Hill’s spouse in her individual capacity. Mr. Hill disclaims beneficial ownership of these shares.
(4)	Includes 3,286 shares owned by Mr. McClamrock’s spouse in her individual capacity.
(5)	Includes 1,323 shares owned by Mr. Talbert’s spouse in her individual capacity.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes all compensation plans and individual compensation arrangements which were in effect on December 31, 2012, and under which shares of our common stock have been authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	(a) Number of shares to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (2)
Equity compensation plans approved by security holders	20,000	$8.07	267,500
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	20,000	$8.07	267,500

(1)	Includes outstanding options to purchase an aggregate of 8,000 shares previously granted under our Employee Stock Option Plan and Director Stock Option Plan and options for 12,000 shares granted under 2007 Omnibus Equity Plan which has replaced those plans.
(2)	Reflects the aggregate number of shares for which options and other equity-based awards could be granted in the future under the 2007 Omnibus Equity Plan. No additional options may be granted under our Employee Stock Option Plan and Director Stock Option Plan.

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

Director Independence

Each year our Board of Directors reviews transactions, relationships and other arrangements involving our directors and determines which of the directors the Board considers to be “independent.” In making those determinations, the Board applies the independence criteria contained in the listing requirements of The Nasdaq Stock Market. Although the Company’s common stock is no longer listed on The Nasdaq Stock Market, the Board will continue to use Nasdaq’s definition of independence in determining whether or not a director or nominee for director is independent.

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

In addition to the specific Nasdaq criteria, in determining the independence of each director the Board considers whether it believes transactions that are disclosable in our proxy statements as “related person transactions,” or any other transactions, relationships, arrangements or factors, could impair a director’s ability to exercise independent judgment. In its determination that the directors named above are independent, those other factors considered by the Committee and the Board included (1) the Bank’s lending relationships with directors who are loan customers; (2) services provided to the

Bank by Mr. Googe’s firm in connection with payroll processing and administration services relating to the Bank’s 125 Plan (none of which were provided during 2012), and (3) legal services that Mr. McClamrock provides from time to time in connection with matters involving such things as loan closings or collections. In the case of Mr. McClamrock, the Board concluded that he is independent under Nasdaq’s criteria, but that he may not serve on our Audit Committee.

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

As our independent accountants for 2012 and 2011, Turlington and Company LLP provided us with various audit and other professional services for which we were billed, or expect to be billed, for fees as further described below. Our Audit Committee considers whether the provision of non-audit services by our independent accounting firm is compatible with maintaining its independence. The Committee believes that the provision of non-audit services by Turlington and Company LLP during 2012 and 2011 did not affect its independence.

The following table lists the aggregate amounts of fees paid to Turlington and Company LLP for audit services for 2012 and 2011 and for other services they provided during 2012 and 2011.

Type of Fees and Description of Services	2012		2011
Audit Fees, including audits of our consolidated financial statements, reviews of our condensed interim consolidated financial statements, and other audit services	$113,750		$108,000
Audit-Related Fees	18,750	(1)	18,750	(1)
Tax Fees, including reviews of our federal and related state income tax returns, non-routine tax consultations	15,000		16,500
All Other Fees	-0-		-0-

(1)	Audit-Related Fees for 2012 and 2011 include amounts paid in connection with audits of the Bank’s 401(k) plan.

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements. The following financial statements are included in Item 8 of this Report:

(b)	Exhibits. An Exhibit Index listing exhibits that are being filed or furnished with, or incorporated by reference into, this Report appears immediately following the signature page and is incorporated herein by reference.

(c)	Financial Statement Schedules. No separate financial statement schedules are being filed as all required schedules either are not applicable or are contained in the financial statements listed above or in Item 8 of this Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: April 1, 2013	By:	/S/ STEPHEN R. TALBERT
Stephen R. Talbert
President and Chief Executive Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN R. TALBERT Stephen R. Talbert	President, Vice-Chairman and Chief Executive Officer (principal executive officer)	April 1, 2013

/s/ MEGAN W. PATTON Megan W. Patton	Vice-President and Principal Financial Officer (principal financial officer and principal accounting officer)	April 1, 2013

/s/ FRANCIS W. SLATE Francis W. Slate	Director and Chairman	April 1, 2013

/S/ JERRY W. ANDERSON Jerry W. Anderson	Director	April 1, 2013

/S/ ALAN M. BAILEY Alan M. Bailey	Director	April 1, 2013

/S/ JOHN A. DRYE John A. Drye	Director	April 1, 2013

/S/ JOHN W. GOOGE John W. Googe	Director	April 1, 2013

/S/ HENRY H. LAND Henry H. Land	Director	April 1, 2013

/s/ Grady L. McClamrock, Jr. Grady L. McClamrock, Jr.	Director	April 1, 2013

/S/ LYNNE SCOTT SAFRIT Lynne Scott Safrit	Director	April 1, 2013

EXHIBIT INDEX

Exhibit Number		Description

3.01		Our Articles of Incorporation, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated April 13, 2009)

3.02		Our By-laws, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

4.01		Indenture between us and Wells Fargo Bank, N.A. (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)

4.02		Guarantee Agreement between us and Wells Fargo Bank, N.A. (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)

4.03		Amended and Restated Trust Agreement among us, Wells Fargo Bank N.A. and the Administrators (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)

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

21.00	Subsidiaries of the Company (filed herewith)

23.01	Consent of Turlington and Company LLP (filed herewith)

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.02	Certification of our Principal Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.01	Certifications of our Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

99.01	Certification of our Chief Executive Officer pursuant to Section 111(b)(4) of EESA

99.02	Certification of our Principal Financial Officer pursuant to Section 111(b) (4) of EESA

101	Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, in XBRL (eXtensible Business Reporting Language)**

*	An asterisk denotes a management contract or compensatory plan or arrangement.

**	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

COPIES OF EXHIBITS ARE AVAILABLE UPON REQUEST TO:

MEGAN W. PATTON

VICE PRESIDENT AND PRINCIPAL FINANCIAL OFFICER

BANK OF THE CAROLINAS

P.O. BOX 129

MOCKSVILLE, N.C. 27028

This Annual Report on Form 10-K also serves as the annual disclosure statement of Bank of the Carolinas pursuant to Part 350 of the

Federal Deposit Insurance Corporation’s Rules and Regulations.

THIS STATEMENT HAS NOT BEEN REVIEWED OR CONFIRMED FOR ACCURACY OR

RELEVANCE BY THE FEDERAL DEPOSIT INSURANCE CORPORATION.