Form 10-Q
period 2013-03-31
Bank of the Carolinas CORP
filed 2013-05-15
CIK 1365997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

On May 15, 2013 there were 3,895,840 outstanding shares of the registrant’s common stock.

BANK OF THE CAROLINAS CORPORATION

FORM 10-Q

March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bank of the Carolinas Corporation

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	March 31 2013	December 31 2012*
	(Unaudited)
Assets:
Cash and due from banks, noninterest-bearing	$12,967	$5,942
Interest-bearing deposits in banks	2,053	1,844

Cash and cash equivalents	15,020	7,786

Federal funds sold	24,930	27,370

Investment securities	99,666	106,931

Loans receivable	268,970	270,374
Less: Allowance for loan losses	(6,498)	(6,890)

Total loans, net	262,472	263,484
Premises and equipment	11,683	11,843
Other real estate owned	3,884	4,976
Bank owned life insurance	10,623	10,536
Deferred tax assets	753	607
Prepaid FDIC insurance assessment	269	630
Accrued interest receivable	1,283	1,315
Other assets	1,600	1,914

Total Assets	$432,183	$437,392

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$34,211	$36,622
Interest-checking deposits	39,199	37,768
Savings and money market deposits	108,047	111,459
Time deposits	185,010	187,123

Total deposits	366,467	372,972
Securities sold under agreements to repurchase	46,500	45,362
Subordinated debt	7,855	7,855
Other liabilities	2,096	2,138

Total Liabilities	422,918	428,327

Commitments and contingencies (Note 6)	—	—

Stockholders’ Equity:
Preferred stock, no par value	13,179	13,179
Discount on preferred stock	(341)	(419)
Common stock, $5 per share par value	19,479	19,479
Additional paid-in capital	12,991	12,991
Retained deficit	(36,392)	(36,748)
Accumulated other comprehensive income	349	583

Total Stockholders’ Equity	9,265	9,065

Total Liabilities and Stockholders’ Equity	$432,183	$437,392

Preferred shares authorized	3,000,000	3,000,000
Preferred shares issued and outstanding	13,179	13,179
Unaccrued preferred stock dividend	$1,400	$1,235
Common shares authorized	15,000,000	15,000,000
Common shares issued and outstanding	3,895,840	3,895,840

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31
	2013	2012
Interest income
Interest and fees on loans	$3,216	$3,786
Interest on securities	589	737
Other interest income	14	17

Total interest income	3,819	4,540

Interest expense
Interest on deposits	621	899
Interest on borrowed funds	557	564

Total interest expense	1,178	1,463

Net interest income	2,641	3,077
Provision for loan losses	(1,146)	1,292

Net interest income after provision for loan losses	3,787	1,785

Noninterest income
Customer service fees	281	281
Increase in value of bank owned life insurance	87	91
Gains on sales of investment securities	—	748
Other income (loss)	(2)	7

Total noninterest income	366	1,127

Noninterest expense
Salaries and benefits	1,598	1,758
Occupancy and equipment	452	504
FDIC insurance assessments	367	418
Data processing services	269	239
Valuation provisions and net operating costs associated with foreclosed real estate	365	839
Other	668	1,262

Total noninterest expense	3,719	5,020

Income (loss) before income taxes	434	(2,108)
Provision for income taxes	—	368

Net income (loss)	434	(2,476)
Dividends and accretion on preferred stock	(243)	(237)

Net income (loss) available to common stockholders	$191	$(2,713)

Earnings (loss) per common share:
Basic	$0.05	$(0.70)

Diluted	$0.05	$(0.70)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31
	2013	2012

Net income (loss)	$434	$(2,476)
Other comprehensive loss:
Unrealized holding losses on securities available-for-sale	(380)	(207)
Reclassification adjustment for gains realized in net loss	—	(748)
Income tax effect	146	368

Total other comprehensive loss, net of income tax effect	(234)	(587)

Total comprehensive income (loss)	$200	$(3,063)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31
	2013	2012
Cash flows from operating activities:
Net income (loss)	$434	$(2,476)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	(1,146)	1,292
Deferred tax expense	—	368
Stock based compensation expense	—	1
Depreciation and amortization	174	228
Change in valuation allowance on other real estate owned	349	542
(Gain) loss on sale of other real estate owned	(47)	84
Gains on sales of investment securities	—	(748)
Loss on disposal of premises and equipment	8	—
Increase in bank owned life insurance	(87)	(91)
Net amortization/accretion of premiums and discounts on investments	143	231
Net change in other assets	502	536
Net change in other liabilities	(42)	44

Net cash provided by operating activities	288	11

Cash flows from investing activities:
Net change in federal funds sold	2,440	(16,080)
Purchases of premises and equipment	(22)	(255)
Purchases of securities	—	(14,740)
Proceeds from sales, calls, maturities and principal repayments of securities available for sale	6,742	23,024
Redemption of FHLB stock	205	—
Proceeds from sales of other real estate owned	1,116	2,019
Net decrease in loans	1,832	8,847

Net cash provided by investing activities	12,313	2,815

Cash flows from financing activities:
Net decrease in deposits	(6,505)	(3,228)
Net increase in repurchase agreements	1,138	37
Cash dividends paid on preferred stock	—	—

Net cash used by financing activities	(5,367)	(3,191)

Net increase (decrease) in cash and cash equivalents	7,234	(365)
Cash and cash equivalents at beginning of period	7,786	7,601

Cash and cash equivalents at end of period	$15,020	$7,236

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,123	$1,403

Noncash investing and financing activities:
Change in fair value of securities available for sale, net of tax	$(234)	$(587)

Transfer from loans to other real estate owned	$326	$1,623

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(dollars in thousands)

								Accumulated
			Discount			Additional		Other	Total
	Preferred Stock		on Preferred	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	Income	Equity

Balance, December 31, 2011	13,179	$13,179	$(716)	3,895,840	$19,479	$12,991	$(32,453)	$1,553	$14,033
Net loss	—	—	—	—	—	—	(2,476)	—	(2,476)
Other comprehensive loss	—	—	—	—	—	—	—	(587)	(587)
Stock based compensation benefit	—	—	—	—	—	1	—	—	1

Discount accretion on preferred stock	—	—	72	—	—	—	(72)	—	—

Dividends accrued on preferred stock	—	—	—	—	—	—	(165)	—	(165)

Balance, March 31, 2012	13,179	$13,179	$(644)	3,895,840	$19,479	$12,992	$(35,166)	$966	$10,806

Balance, December 31, 2012	13,179	$13,179	$(419)	3,895,840	$19,479	$12,991	$(36,748)	$583	$9,065
Net income	—	—	—	—	—	—	434	—	434
Other comprehensive loss	—	—	—	—	—	—	—	(234)	(234)

Discount accretion on preferred stock	—	—	78	—	—	—	(78)	—	—

Dividends accrued on preferred stock	—	—	—	—	—	—	—	—	—

Balance, March 31, 2013	13,179	$13,179	$(341)	3,895,840	$19,479	$12,991	$(36,392)	$349	$9,265

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the financial information included in these unaudited financial statements reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2013 and December 31, 2012 and for the three-month periods ended March 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

The results presented here are for Bank of the Carolinas Corporation (“the Company”), the parent company of Bank of the Carolinas (“the Bank”). The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s annual report on Form 10-K for the year ended December 31, 2012. This quarterly report should be read in conjunction with the annual report. Because the Company has no separate operations and conducts no business on its own other than owning the Bank, this discussion concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to as “the Company” unless otherwise noted.

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

Earnings (loss) per share have been computed based on the following (dollars in thousands):

	Three months ended
	March 31,
	2013	2012

Net income (loss) applicable to common stockholders	$191	$(2,713)

Weighted average number of common shares outstanding	3,895,840	3,895,840

Weighted average number of diluted common shares outstanding	3,895,840	3,895,840

Common stock options and common stock warrants - anti-dilutive	497,605	497,605

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

NOTE 3. INVESTMENT SECURITIES

The amortized cost, estimated fair values and carrying values of the investment securities portfolios at the indicated dates are summarized as follows (dollars in thousands):

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Carrying
	Cost	Gains	Losses	Fair Value	Value
Investment securities available for sale:
U.S. Government agencies securities	$44,514	$258	$143	$44,629	$44,629
State and municipal bonds	10,349	50	68	10,331	10,331
Mortgage-backed securities	43,265	464	23	43,706	43,706

Total investment securities available for sale	98,128	772	234	98,666	98,666

Investment securities held to maturity:
Corporate securities	1,000	—	190	810	1,000

Total investment securities	$99,128	$772	$424	$99,476	$99,666

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Carrying
	Cost	Gains	Losses	Fair Value	Value
Investment securities available for sale:
U.S. Government agencies securities	$47,792	$406	$80	$48,118	$48,118
State and municipal bonds	10,364	44	82	10,326	10,326
Mortgage-backed securities	45,861	648	17	46,492	46,492

Total investment securities available for sale	104,017	1,098	179	104,936	104,936

Investment securities held to maturity:
Corporate securities	1,995	12	190	1,817	1,995

Total investment securities	$106,012	$1,110	$369	$106,753	$106,931

Management of the Bank believes all unrealized losses on available-for-sale securities as of March 31, 2013 represent temporary impairments related to market fluctuations. The unrealized losses on our securities are a nominal portion of the total value of the portfolio. The Bank has no intention of selling these securities before their maturity and has the appropriate sources of liquidity to hold these securities until maturity in order to minimize the likelihood that recognized losses will occur.

The fair values of securities with unrealized losses at March 31, 2013 and December 31, 2012 are as follows (dollars in thousands):

March 31, 2013:
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Temporarily impaired securities:
U.S. Government agency securities	$14,813	$143	$—	$—	$14,813	$143
State and municipal bonds	6,408	68	—	—	6,408	68
Mortgage-backed securities	6,692	23	—	—	6,692	23
Corporate securities	—	—	810	190	810	190

Total	$27,913	$234	$810	$190	$28,723	$424

December 31, 2012:
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Temporarily impaired securities:
U.S. Government agency securities	$9,881	$80	$—	$—	$9,881	$80
State and municipal bonds	7,340	82	—	—	7,340	82
Mortgage-backed securities	4,490	17	—	—	4,490	17
Corporate securities	—	—	810	190	810	190

Total	$21,711	$179	$810	$190	$22,521	$369

NOTE 4. LOANS

The loan portfolio as of the dates indicated is summarized below (dollars in thousands):

	March 31,	December 31,
	2013	2012
Real estate loans:
Residential, 1-4 family	$76,197	$72,595
Commercial real estate	111,287	110,527
Construction and development	28,094	28,976
Home equity	29,095	29,462

Total real estate loans	244,673	241,560

Commercial business and other loans	19,894	22,992

Consumer loans:
Installment	2,920	3,158
Other	1,483	2,664

Total consumer loans	4,403	5,822

Gross loans receivable	268,970	270,374
Allowance for loan losses	(6,498)	(6,890)

Loans, net	$262,472	$263,484

Impaired loans, segregated by class of loans, are summarized as follows as of the dates indicated (dollars in thousands):

	March 31, 2013					December 31, 2012
		Unpaid		Average	Interest		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial - Non Real Estate	$936	$1,112	$—	$1,134	$15	$948	$1,125	$—	$1,185	$59
Commercial Real Estate
Owner occupied	3,126	3,435	—	3,449	42	5,622	5,926	—	5,961	304
Income producing	3,225	3,364	—	3,371	38	3,274	3,394	—	3,422	135
Multifamily	—	—	—	—	—	—	—	—	—	—
Construction & Development
1 - 4 Family	—	—	—	—	—	—	—	—	—	—
Other	1,683	2,017	—	2,030	29	2,329	2,657	—	2,718	141
Farmland	354	362	—	362	7	362	362	—	362	19
Residential
Equity Lines	660	746	—	751	6	93	95	—	164	7
1 - 4 Family	6,483	7,475	—	7,498	92	6,510	7,472	—	7,546	350
Junior Liens	205	225	—	226	3	236	255	—	259	15
Consumer - Non Real Estate	69	83	—	84	1	72	85	—	87	6

Total loans with no allowance	$16,741	$18,819	$—	$18,905	$233	$19,446	$21,371	$—	$21,704	$1,036

With an allowance recorded:
Commercial - Non Real Estate	$1,326	$1,326	$44	$1,338	$11	$2,279	$2,279	$45	$2,377	$99
Commercial Real Estate
Owner occupied	4,343	4,344	147	4,369	57	4,157	4,157	153	4,236	218
Income producing	8,448	8,503	145	8,535	101	8,507	8,562	164	8,662	418
Multifamily	1,302	1,335	35	1,340	12	1,311	1,344	43	1,360	50
Construction & Development
1 - 4 Family	367	373	9	374	5	388	395	7	399	20
Other	3,077	3,079	113	3,081	27	3,250	3,252	144	3,314	45
Farmland	—	—	—	—	—	—	—	—	—	—
Residential
Equity Lines	—	—	—	—	—	—	—	—	—	—
1 - 4 Family	6,628	6,643	249	6,657	65	6,366	6,381	197	6,458	262
Junior Liens	345	347	4	348	5	319	321	2	325	18
Consumer - Non Real Estate	11	11	—	12	—	12	12	—	14	1

Total loans with an allowance	$25,847	$25,961	$746	$26,054	$283	$26,589	$26,703	$755	$27,145	$1,131

Total:
Commercial - Non Real Estate	$2,262	$2,438	$44	$2,472	$26	$3,227	$3,404	$45	$3,562	$158
Commercial Real Estate	$20,444	$20,981	$327	$21,064	$250	$22,871	$23,383	$360	$23,641	$1,125
Construction & Development	$5,481	$5,831	$122	$5,847	$68	$6,329	$6,666	$151	$6,793	$225
Residential	$14,321	$15,436	$253	$15,480	$171	$13,524	$14,524	$199	$14,752	$652
Consumer - Non Real Estate	$80	$94	$—	$96	$1	$84	$97	$—	$101	$7

Totals	$42,588	$44,780	$746	$44,959	$516	$46,035	$48,074	$755	$48,849	$2,167

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. Troubled debt restructurings (TDRs) are a subset of impaired loans and totaled $39.9 million at March 31, 2013 and $41.5 million at December 31, 2012.

The following tables illustrate TDR information for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	For the three months ended March 31, 2013
Troubled Debt Restructuring	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Commercial - Non Real Estate	1	$32	$32
Commercial - Real Estate	1	238	238
Construction & Development	—	—	—
Residential	2	293	293
Consumer - Non Real Estate	—	—	—

Totals	4	$563	$563

	For the three months ended March 31, 2012
Troubled Debt Restructuring	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Commercial - Non Real Estate	4	$72	$72
Commercial - Real Estate	3	1,333	1,333
Construction & Development	2	104	104
Residential	14	1,577	1,577
Consumer - Non Real Estate	1	18	18

Totals	24	$3,104	$3,104

For the purposes of this report, default is defined as being 90-days past due or on non-accrual status without performance. There were no loans restructured in the twelve months prior to March 31, 2013 and 2012 that went into default during the three-month periods ended March 31, 2013 and 2012.

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, reclassified to loans held for sale, or foreclosed and sold. Included in the allowance for loan losses at March 31, 2013 and 2012 was an impairment reserve for TDRs in the amount of $746,000 and $779,000, respectively.

Non-accrual loans and an age analysis of past due loans, segregated by class of loans, were as follows (dollars in thousands):

							90 Days
	30 - 59	60 - 89	90 Days				Past Due
	Days	Days	or More	Total		Total	and Still	Non-accrual
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing	Loans
March 31, 2013:
Commercial - Non Real Estate	$151	$—	$—	$151	$19,743	$19,894	$—	$247
Commercial Real Estate
Owner occupied	160	26	—	186	56,522	56,708	—	260
Income producing	175	—	354	529	46,928	47,457	—	354
Multifamily	—	—	—	—	7,122	7,122	—	—
Construction & Development
1 - 4 Family	—	—	—	—	1,981	1,981	—	—
Other	—	492	292	784	24,695	25,479	—	690
Farmland	—	—	354	354	280	634	—	354
Residential
Equity Lines	38	49	177	264	28,831	29,095	—	661
1 - 4 Family	3,143	62	622	3,827	71,099	74,926	—	1,280
Junior Liens	27	—	—	27	1,244	1,271	—	32
Consumer - Non Real Estate	20	1	—	21	2,899	2,920	—	5
Other	—	—	—	—	1,483	1,483	—	—

Total	$3,714	$630	$1,799	$6,143	$262,827	$268,970	$—	$3,883

							90 Days
	30 - 59	60 - 89	90 Days				Past Due
	Days	Days	or More	Total		Total	and Still	Non-accrual
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing	Loans
December 31, 2012:
Commercial - Non Real Estate	$228	$190	$—	$418	$22,574	$22,992	$—	$202
Commercial Real Estate
Owner occupied	192	—	2,466	2,658	53,073	55,731	—	2,735
Income producing	21	—	361	382	47,205	47,587	—	1,418
Multifamily	—	—	—	—	7,209	7,209	—	—
Construction & Development
1 - 4 Family	—	20	—	20	1,989	2,009	—	20
Other	737	202	432	1,371	24,954	26,325	—	860
Farmland	—	—	—	—	642	642	—	—
Residential
Equity Lines	191	50	35	276	29,186	29,462	—	93
1 - 4 Family	431	160	518	1,109	70,173	71,282	—	2,365
Junior Liens	—	—	—	—	1,313	1,313	—	33
Consumer - Non Real Estate	70	—	7	77	3,081	3,158	—	7
Other	—	—	—	—	2,664	2,664	—	—

Total	$1,870	$622	$3,819	$6,311	$264,063	$270,374	$—	$7,733

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

Pass - Loans and leases classified as pass should be performing relatively close to expectations, with adequate evidence that the borrower is continuing to generate adequate cash flow to service debt. There should be no significant departure from the intended source and timing of repayment, and there should be no undue reliance on secondary sources of repayment. To the extent that some variance exists in one or more criteria being measured, it may be offset by the relative strength of other factors and/or collateral pledged to secure the transaction.

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

Commercial loans that do not require individual analysis as part of the above described process are considered to be pass-rated loans. As of March 31, 2013 and December 31, 2012, and based on the most recent analysis performed, the loans and leases were categorized as follows (dollars in thousands):

	March 31, 2013
		Special
Internal Risk Rating Grades	Pass	Mention	Substandard	Doubtful	Loss
Commercial - Non Real Estate	$14,891	$3,976	$1,027	$—	$—
Commercial Real Estate
Owner occupied	39,232	10,927	6,549	—	—
Income producing	25,633	14,973	6,851	—	—
Multifamily	5,183	1,939	—	—	—
Construction & Development
1 - 4 Family	1,345	269	367	—	—
Other	14,057	8,835	2,587	—	—
Farmland	280	—	354	—	—

Totals	$100,621	$40,919	$17,735	$—	$—

Total:
Commercial - Non Real Estate	$14,891	$3,976	$1,027	$—	$—
Commercial Real Estate	$70,048	$27,839	$13,400	$—	$—
Construction & Development	$15,682	$9,104	$3,308	$—	$—

Totals	$100,621	$40,919	$17,735	$—	$—

	December 31, 2012
		Special
Internal Risk Rating Grades	Pass	Mention	Substandard	Doubtful	Loss
Commercial - Non Real Estate	$17,728	$2,671	$2,593	$—	$—
Commercial Real Estate
Owner occupied	32,843	13,902	8,986	—	—
Income producing	25,537	13,411	8,639	—	—
Multifamily	5,197	1,956	56	—	—
Construction & Development
1 - 4 Family	1,346	275	388	—	—
Other	15,246	8,817	2,262	—	—
Farmland	280	—	362	—	—

Totals	$98,177	$41,032	$23,286	$—	$—

Total:
Commercial - Non Real Estate	$17,728	$2,671	$2,593	$—	$—
Commercial Real Estate	$63,577	$29,269	$17,681	$—	$—
Construction & Development	$16,872	$9,092	$3,012	$—	$—

Totals	$98,177	$41,032	$23,286	$—	$—

All consumer-related loans, including residential real estate and non-real estate, are evaluated and monitored based upon payment activity. Once a consumer-related loan becomes past due on a recurring basis, the Company will pull that loan out of the homogenized pool and evaluate it individually for impairment. At this time, the consumer-related loan may be placed on the Company’s internal watch list and risk rated either special mention or substandard, depending upon the individual circumstances. Consumer-related loans at March 31, 2013 and December 31, 2012, segregated by class of loans, were as follows (dollars in thousands):

	March 31, 2013		December 31, 2012
		Non-		Non-
Risk Based on Payment Activity	Performing	Performing	Performing	Performing
Residential
Equity Lines	$28,956	$139	$29,369	$93
1 - 4 Family	74,322	604	69,619	1,663
Junior Liens	1,271	—	1,313	—
Consumer - Non Real Estate
Credit Cards	—	—	—	—
Other	2,920	—	3,158	—

Totals	$107,469	$743	$103,459	$1,756

Total:
Residential	$104,549	$743	$100,301	$1,756
Consumer - Non Real Estate	$2,920	$—	$3,158	$—

Totals	$107,469	$743	$103,459	$1,756

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

Changes in the allowance for loan losses by segment, since their respective year-end, are as follows (dollars in thousands):

	March 31, 2013					March 31, 2012
	Beginning				Ending	Beginning				Ending
	Balance	Chargeoffs	Recoveries	Provision	Balance	Balance	Chargeoffs	Recoveries	Provision	Balance
Commercial - Non Real Estate	$1,209	$(9)	$1,290	$(1,855)	$635	$2,247	$(269)	$89	$179	$2,246
Commercial Real Estate
Owner occupied	1,359	(216)	12	325	1,480	1,794	(442)	—	326	1,678
Income producing	773	(21)	20	(1)	771	547	—	—	26	573
Multifamily	78	—	—	(9)	69	80	—	—	23	103
Construction & Development
1 - 4 Family	78	(5)	—	8	81	58	—	1	(25)	34
Other	728	—	2	(61)	669	661	(653)	7	767	782
Farmland	—	(8)	—	9	1	—	—	—	—	—
Residential
Equity Lines	314	(198)	10	238	364	279	(18)	4	11	276
1 - 4 Family	1,267	(126)	3	93	1,237	1,168	(132)	78	33	1,147
Consumer - Non Real Estate	98	(11)	11	(6)	92	143	(14)	4	6	139
Unallocated	986	—	—	113	1,099	1,124	—	—	(54)	1,070

Total	$6,890	$(594)	$1,348	$(1,146)	$6,498	$8,101	$(1,528)	$183	$1,292	$8,048

As of March 31, 2013 and December 31, 2012, loans were evaluated for impairment as follows (dollars in thousands):

	Individually Evaluated for Impairment
	March 31, 2013		December 31, 2012
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$44	$2,262	$45	$3,227
Commercial Real Estate
Owner occupied	147	7,469	153	9,779
Income producing	145	11,673	164	11,781
Multifamily	35	1,302	43	1,311
Construction & Development
1 - 4 Family	9	367	7	388
Other	113	4,760	144	5,579
Farmland	—	354	—	362
Residential
Equity Lines	—	660	—	93
1 - 4 Family	253	13,661	199	13,431
Consumer - Non Real Estate	—	80	—	84
Unallocated	—	—	—	—

Total	$746	$42,588	$755	$46,035

	Collectively Evaluated for Impairment
	March 31, 2013		December 31, 2012
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$591	$17,632	$1,164	$19,765
Commercial Real Estate
Owner occupied	1,333	49,239	1,206	45,952
Income producing	626	35,784	609	35,806
Multifamily	34	5,820	35	5,898
Construction & Development
1 - 4 Family	72	1,614	71	1,621
Other	556	20,719	584	20,746
Farmland	1	280	—	280
Residential
Equity Lines	364	28,435	314	29,369
1 - 4 Family	984	62,536	1,068	59,164
Consumer - Non Real Estate	92	2,840	98	3,074
Unallocated	1,099	1,483	986	2,664

Total	$5,752	$226,382	$6,135	$224,339

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

The Company’s risk of loss related to unfunded loan commitments and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table presents a summary of outstanding financial instruments whose contract amounts represent credit risk as of March 31, 2013 (dollars in thousands):

Unfunded loan commitments	$28,309
Financial standby letters of credit	172

Total unused commitments	$28,481

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued Accounting Standards Update 2012-02, Intangibles - Goodwill and Other (Topic 350). The amendments in this Update are intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. The amendments have not had a significant impact on the Company.

In October 2012, the FASB issued Accounting Standards Update 2012-06, Business Combinations (Topic 805). When a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). For public and nonpublic entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The amendments have not had a significant impact on the Company.

In January 2013, the FASB issued Accounting Standards Update 2013-01, Balance Sheet (Topic 210). The amendments in this Update affect entities that have derivatives accounted for in accordance with Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in Update 2011-11. The amendments clarify the intended scope of the disclosures required by Section 210-20-50. The FASB concluded that the clarified scope will reduce significantly the operability concerns expressed by preparers while still providing decision-useful information about certain transactions involving master netting arrangements. The amendments provide a user of financial statements with comparable information as it relates to certain reconciling differences between financial statements prepared in accordance with U.S. GAAP and those financial statements prepared in accordance with International Financial Reporting Standards (IFRS). The amendments are not expected to have a significant impact on the Company.

In February 2013, the FASB issued Accounting Standards Update 2013- 02, Comprehensive Income (Topic 220). The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. Substantially all of the information that this Update requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. However, the new requirement about presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income will present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures. Currently, this information is presented in different places throughout the financial statements. The amendments are not expected to have a significant impact on the Company.

In February 2013, the FASB issued Accounting Standards Update 2013-03, Financial Instruments (Topic 825). The amendments clarify that the requirement to disclose “the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)” does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position but for which fair value is disclosed. The amendments are not expected to have a significant impact on the Company.

In April 2013, the FASB issued Accounting Standards Update 2013-07, Presentation of Financial Statements (Topic 205). The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception.

The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks).

An entity should recognize and measure its liabilities in accordance with U.S. GAAP that otherwise applies to those liabilities. The entity should not anticipate that it will be legally released from being the primary obligor under those liabilities, either judicially or by creditor(s). The entity also is required to accrue and separately present the costs that it expects to incur and the income that it expects to earn during the expected duration of the liquidation, including any costs associated with sale or settlement of those assets and liabilities.

Additionally, the amendments require disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. The amendments are not expected to have a significant impact on the Company.

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

The following table summarizes the Company’s assets measured at fair value at the dates indicated (dollars in thousands):

	At March 31, 2013
	Total	Level 1	Level 2	Level 3

Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$44,629	$—	$44,629	$—
State and municipals	10,331	—	10,331	—
Mortgage-backed	43,706	—	43,706	—
Assets valued on a non-recurring basis
Impaired loans	41,842	—	41,842	—
Other real estate owned	3,884	—	3,884	—

Total	$144,392	$—	$144,392	$—

	At December 31, 2012
	Total	Level 1	Level 2	Level 3

Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$48,118	$—	$48,118	$—
State and municipals	10,326	—	10,326	—
Mortgage-backed	46,492	—	46,492	—
Assets valued on a non-recurring basis
Impaired loans	45,280	—	45,280	—
Other real estate owned	4,976	—	4,976	—

Total	$155,192	$—	$155,192	$—

NOTE 9. BORROWED FUNDS

A summary of the Company’s outstanding borrowings and the annual rate of interest currently payable on each category is presented in the following table at the dates indicated (dollars in thousands):

	March 31, 2013		December 31, 2012
	Outstanding Balance	Annual Interest Rate	Outstanding Balance	Annual Interest Rate

Securities sold under overnight repurchase agreements	$1,500	0.15%	$362	0.10%
Securities sold under term repurchase agreements	45,000	4.38	45,000	4.38
Trust preferred securities	5,155	3.20	5,155	3.25
Subordinated debt	2,700	4.00	2,700	4.00

Total borrowed funds	$54,355	4.13%	$53,217	4.22%

The Bank engages from time-to-time in federal funds purchases from upstream correspondent institutions to meet temporary funding needs. There were none of these transactions outstanding at the close of either period presented in the above table.

The Bank had a total of $45.0 million of borrowings in the form of securities sold under term repurchase agreements that were entered into during 2008. These borrowings are secured by marketable investment securities equal to approximately 109.5% of the principal balances outstanding plus accrued interest and the value of an imbedded interest rate cap. The following table contains certain pertinent information with respect to these agreements at March 31, 2013 (dollars in thousands):

	Outstanding Principal Balance	Annual Effective Interest Rate	Final Maturity Date	Beginning Quarterly Call Dates	Collateral Requirement
Agreement dated 7/8/2008	$25,000	4.85%	7/8/2018	7/8/2013	$8,257
Agreement dated 8/20/2008	20,000	3.78	8/20/2015	8/20/2011	4,106

Total	$45,000	4.38%			$12,363

The Bank utilizes borrowings from the Federal Home Loan Bank (“FHLB”) as a source of liquidity. At March 31, 2013, the Bank had immediately available credit of $7.3 million. There were no advances from the FHLB at quarter-end.

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

In addition, the Trust may redeem the trust preferred securities in whole (but not in part) at any time within 90 days following the occurrence of a tax event, an investment company event, or a capital treatment event at a special redemption price (as defined in the debenture). Interest is payable quarterly on the trust preferred securities at the annual rate of 90-day LIBOR plus 300 basis points. In February 2011, the Company announced its election to defer its regularly scheduled interest payments on the junior subordinated debentures related to the trust preferred securities. Furthermore, the Company is party to a written agreement with the Federal Reserve, which restricts the Company’s ability to make interest payments on subordinated debt, as described below.

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

NOTE 10. STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company has 3.0 million shares of preferred stock authorized. There were 13,179 shares of preferred stock issued and outstanding with a $1,000 per share liquidation preference on March 31, 2013 and December 31, 2012. All of the shares were issued on April 17, 2009 in connection with the Company’s participation in the U.S. Treasury’s TARP Capital Purchase Program.

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

At March 31, 2013 and December 31, 2012, the cumulative amount of dividends in arrears not declared was $1.4 million and $1.2 million, respectively.

Common Stock:

The Company has 15.0 million shares of $5 par value common stock authorized. There were 3,895,840 shares of common stock issued and outstanding at March 31, 2013 and December 31, 2012, respectively.

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

An evaluation of the probability of being able to realize the future benefits of deferred tax assets is made. A valuation allowance is provided for the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management has established a deferred tax asset valuation allowance as of March 31, 2013 of $14.3 million. There was a $14.4 million valuation allowance as of December 31, 2012. The valuation allowance has been established because management believes current overall credit trends, as well as actual and forecasted performance, raise significant concern over the ability of the Company to realize the components of its deferred tax assets relating to net operating losses and the allowances for losses on loans and OREO.

NOTE 12. GOING CONCERN

Going Concern Considerations

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In making this assessment, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of March 31, 2013. The Company had a history of profitable operations prior to 2008 and sufficient sources of liquidity to meet its short-term and long-term funding needs.

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

Both the Company and the Bank actively manage liquidity and cash flow needs. The Bank is prohibited from declaring or paying dividends without prior approval of the FDIC and the North Carolina Commissioner of Banks and the Company is prohibited from declaring or paying dividends without the prior approval from the Federal Reserve. Even if these requirements were not in place, the Company does not intend to declare or pay dividends to shareholders at any time in the foreseeable future. At March 31, 2013, the Company had $15.0 million of cash and cash equivalents. The Company has no long-term debt maturing in 2013 or 2014.

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

Management’s Plans and Intentions

The Company incurred significant net losses in 2010, 2011 and 2012 primarily from the higher provisions for loan losses due to the significant level of nonperforming assets and increases in foreclosed real estate. The FDIC and the Commissioner issued the Consent Order in April 2011. The Company entered into a written agreement with the FRB in August 2011. The Company’s independent registered public accounting firm issued a report with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2012, which contained an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The Company is attempting to implement the following strategies to improve its financial condition:

Deferring Preferred Stock and Trust Preferred Securities Payments - The Company began deferring the payment of cash dividends on its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, in February 2011, as well as the payment of interest on the junior subordinated notes related to its outstanding trust preferred securities to enhance the Company’s liquidity. The expense associated with trust preferred securities continues to accrue and is reflected in the Company’s Consolidated Statements of Operations. Accrued but unpaid dividends on preferred stock are shown as an increase to net loss to derive net income or loss to common shareholders in the Consolidated Statements of Operations.

Balance Sheet Reduction - Management currently is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At March 31, 2013, risk-weighted assets had been reduced by $52.2 million since December 31, 2011. Reductions occurred primarily in the commercial loan portfolio. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in brokered and institutional CDs by $39.8 million.

Earnings - In June 2011, the Bank retired $10.0 million in FHLB advances and paid an early redemption penalty of $273,000 to the FHLB for the retirement of these advances. In November 2011, the Bank retired an additional advance of $10.0 million due to the FHLB and paid an early redemption penalty of $7,000. The advances had a remaining average life of 1.0 year and an average interest rate of 1.21%. The Bank is prohibited from accepting or rolling over any brokered certificates of deposit. In 2013, the remaining balance of $15.1 million in brokered CDs will mature with interest rates ranging from 0.95% to 1.05%. As these mature, the Bank will continue to replace these funds with institutional certificates of deposit with average interest rates of 0.51% as needed. In 2012 and continuing into 2013, the Bank was able to start returning loans, previously in a non-accrual status, to accrual status after six months of payment performance. As a result of these changes, the Bank expects a positive impact on its net interest margin in 2013.

Additional Capital - The Company has engaged investment banking firms and is working to secure investors in a capital raise plan that may include issuing common stock, preferred stock or a combination of both, debt, or other financing alternatives that may be treated as capital for capital adequacy ratio purposes. Currently, the Company is working diligently to raise additional capital in the next few months; however, there are no assurances that an offering will be completed or that the Company will succeed in this endeavor. In addition, a transaction would more likely than not involve equity financing, resulting in substantial dilution to current shareholders and an adverse effect on the price of the Company’s common stock. The Company’s ability to raise capital depends to a large degree on the current capital markets and on its financial performance. Available capital markets are not currently favorable, and the Company cannot be certain of its ability to raise capital on any terms.

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

The Bank began operations in December 1998 as a state chartered bank and currently has nine offices in the Piedmont region of North Carolina. The Bank competes for loans and deposits throughout the markets it serves. The Bank, like most community banks, derives most of its revenue from net interest income which is the difference between the income it earns from loans and securities and the interest expense it incurs on deposits and borrowings.

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

Capital Requirements. While the Order is in effect, the Bank must maintain a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 10%. If the Bank’s capital ratios are below these levels as of the date of any call report or regulatory examination, the Bank must, within 30 days from receipt of a written notice of capital deficiency from its regulators, present a plan to increase capital to meet the requirements of the Order. At March 31, 2013, the Bank was not in compliance with the capital requirements contained in the Order.

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

Brokered Deposits. The Order provides that the Bank may not accept, renew, or roll over any brokered deposits unless it is in compliance with the requirements of the FDIC regulations governing brokered deposits. These regulations prohibit undercapitalized institutions from accepting, renewing, or rolling over any brokered deposits and also prohibit undercapitalized institutions from soliciting deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution’s market area. An “adequately capitalized” institution may not accept, renew, or roll over brokered deposits unless it has applied for and been granted a waiver by the FDIC. As of March 31, 2013, the Bank was classified as “undercapitalized.”

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

CHANGES IN FINANCIAL CONDITION

Total Assets

At March 31, 2013, total assets were $432.2 million, a decrease of 1.2% compared to $437.4 million at December 31, 2012. The asset decrease was primarily the result of reductions in investment securities due to maturities and calls. The Company had earning assets of $395.7 million at March 31, 2013 consisting of $269.0 million in loans, $99.7 million in investment securities, and $27.0 million in temporary investments. Stockholders’ equity was $9.3 million at March 31, 2013 compared to $9.1 million at December 31, 2012.

Investment Securities

Investment securities totaled $99.7 million at March 31, 2013, compared to $106.9 million at December 31, 2012. The decrease was primarily a result of the maturity of a corporate security and agency calls. A summary of the Company’s investment securities holdings by major category at March 31, 2013 and December 31, 2012 is included in Note 3 of “Notes to Consolidated Financial Statements”.

Loans and Allowance for Loan Losses

At March 31, 2013, the loan portfolio totaled $269.0 million and represented 62.2% of total assets compared to $270.4 million or 61.8% of total assets at December 31, 2012. Total loans at March 31, 2013 decreased $1.4 million or 0.5% from December 31, 2012. The decrease in loans outstanding in the three-month period is the result of net recoveries of $754,000 and principal repayments in excess of new loans originated due to slower loan demand under the current economic conditions. Real estate loans, including commercial real estate, constituted approximately 90% of the loan portfolio, and commercial business and other loans comprised approximately 10% of the total loan portfolio at both March 31, 2013 and December 31, 2012.

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

The allowance for loan losses at March 31, 2013, amounted to $6.5 million, a decrease of $392,000, or 5.7% from December 31, 2012. The allowance consists of specific reserves of $746,000 and a general allowance $5.8 million. The Bank’s provisions for loan losses amounted to a reversal of $1.1 million during the three months ended March 31, 2013 compared to a $1.3 million provision during the three months ended March 31, 2012. While the Company has not participated in “subprime” lending activities, we have been affected by the economic downturn in our markets. We continue to work with our customers with troubled credit relationships to the extent that it is reasonably possible.

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

The following table summarizes information regarding our nonaccrual loans, other real estate owned, and 90-day and over past due loans as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013	December 31, 2012
Loans accounted for on a nonaccrual basis:
Real estate loans:
1-4 family residential	$1,973	$2,491
Commercial real estate	614	4,153
Construction and development	1,044	880

Total real estate loans	3,631	7,524
Commercial business and other loans	247	202
Consumer loans	5	7

Total nonaccrual loans	3,883	7,733
Accruing loans which are contractually past due 90 days or more	—	—

Total nonperforming loans	3,883	7,733
Other real estate owned	3,884	4,976

Total nonperforming assets	$7,767	$12,709

Total nonperforming loans as a percentage of loans	1.44%	2.86%
Allowance for loan losses as a percentage of total nonperforming loans	167.34%	89.10%
Allowance for loan losses as a percentage of total loans	2.42%	2.55%
Total nonperforming assets as a percentage of loans and other real estate owned	2.85%	4.62%
Total nonperforming assets as a percentage of total assets	1.80%	2.91%

Deposits

The Company’s deposit services include business and individual checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRA deposits and certificates of deposit. At March 31, 2013, total deposits were $366.5 million compared to $373.0 million at December 31, 2012. The March 31, 2013 amount represents a decrease of 1.7% from December 31, 2012, which is mainly recognized in customer time deposits and brokered CDs. At March 31, 2013, the deposit mix was comparable to December 31, 2012.

The following table presents a breakdown of our deposit base at March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013	December 31, 2012
Noninterest bearing demand deposits	$34,211	$36,622
Interest checking deposits	39,199	37,768
Savings deposits	14,111	13,531
Money market deposits	93,936	97,928
Customer time deposits	178,846	172,039
Brokered certificates of deposit	6,164	15,084

Total deposits	$366,467	$372,972

Time deposits $100,000 or more:
Brokered certificates of deposit	$6,164	$15,084
Customer time deposits issued in denominations of $100,000 or more	110,081	101,042

Total time deposits issued in denominations of $100,000 or more	$116,245	$116,126

As a percent of total deposits:
Noninterest bearing demand deposits	9.34%	9.82%
Interest checking deposits	10.70	10.13
Savings deposits	3.85	3.63
Money market deposits	25.63	26.26
Customer time deposits	48.80	46.13
Brokered certificates of deposit	1.68	4.04

Total time deposits issued in denominations of $100,000 or more	31.72	31.14

Liquidity

Liquidity management is the process of managing assets and liabilities, as well as their maturities, to ensure adequate funding for loan and deposit activities. Sources of liquidity come from both balance sheet and off-balance sheet sources. We define balance sheet liquidity as the relationship that net liquid assets have to unsecured liabilities. Net liquid assets are the sum of cash and cash items, less required reserves on demand and interest checking deposits, plus demand deposits due from banks, plus temporary investments, including federal funds sold, plus the fair value of investment securities, less collateral requirements related to public funds on deposit and repurchase agreements. Unsecured liabilities are equal to total liabilities less required cash reserves on noninterest-bearing demand deposits and interest checking deposits less the outstanding balances of all secured liabilities, whether secured by liquid assets or not. We consider off-balance sheet liquidity to include unsecured federal funds lines from other banks and loan collateral which may be used for additional advances from the Federal Home Loan Bank. As of March 31, 2013 our balance sheet liquidity ratio (net liquid assets as a percent of unsecured liabilities) amounted to 20.42% and our total liquidity ratio (balance sheet plus off-balance sheet liquidity) was 21.99%.

In addition, we have the ability to borrow $10.0 million from the discount window of the Federal Reserve subject to our pledge of marketable securities, which could be used for temporary funding needs. We also have the ability to borrow from the Federal Home Loan Bank on similar terms. While we consider these arrangements sources of back-up funding, we do not consider them as liquidity sources because they require our pledge of liquid assets as collateral. We regularly borrow from the Federal Home Loan Bank as a normal part of our business. These advances, of which there were none at March 31, 2013, are secured by various types of real estate-secured loans. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at March 31, 2013 is adequate to meet its operating needs.

Interest Rate Sensitivity

Fluctuating interest rates, increased competition, and changes in the regulatory environment continue to significantly affect the importance of interest rate sensitivity management. Rate sensitivity arises when interest rates on assets change in a different period of time or in a different proportion to interest rates on liabilities. The primary objective of interest rate sensitivity management is to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. The Company uses an asset/liability simulation model to project potential changes to the Company’s net interest margin, net income, and economic value of equity based on simulated changes to market interest rates, namely the prime rate. Our goal is to maintain an interest rate sensitivity position as close to neutral as practicable whereby little or no change in interest income would occur as interest rates change. On March 31, 2013, we were cumulatively asset sensitive for the next twelve months, which means that our interest bearing assets would reprice more quickly than our interest bearing liabilities. Theoretically, our net interest margin will increase if market interest rates rise or decrease if market interest rates fall. However, the repricing characteristic of assets is different from the repricing characteristics of funding sources. Therefore, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

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

As described above, the Bank is subject to a consent order issued by the FDIC and the North Carolina Office of the Commissioner of Banks and the Company is party to a written agreement with the Federal Reserve Bank of Richmond. These regulatory agreements require that the Bank maintain capital levels in excess of normal regulatory minimums, including a Leverage Capital Ratio of at least 8.0% and a Total Risk-Based Capital Ratio of at least 10.0%, and that the Company and the Bank seek the approval of their respective regulators prior to the payment of any cash dividend. At March 31, 2013, the Bank was not in compliance with the minimum capital requirements set forth in the consent order. As a result, the Bank was required to present its federal and state regulators with a plan to increase its capital ratios to the required percentages. The Bank hired a consultant to help formulate this plan and assist in the exploration of other strategic alternatives.

At March 31, 2013, the Company’s leverage and Tier 1 risk-weighted Capital Ratios were 2.62% and 3.62%, respectively, which are below the minimum level required by regulatory guidelines. At March 31, 2013, the Company’s Total risk-weighted Capital Ratio was 6.38%, which is below the minimum level required by regulatory guidelines. At March 31, 2013, the Bank’s leverage and Tier 1 risk-weighted Capital Ratios were 3.75% and 5.17%, respectively, which are below the minimum levels required by regulatory guidelines. At March 31, 2013, the Bank’s Total risk-weighted Capital Ratio was 6.43%, which is below the minimum level required by regulatory guidelines. At March 31, 2013, the Bank’s leverage and Total risk-weighted Capital Ratios were both non-compliant with the levels specified in the above referenced consent order with bank regulators. Banks are placed into one of five capital categories based on the above three separate capital ratios. The five categories are “well-capitalized,” “adequately capitalized,” “under-capitalized,” “significantly under-capitalized,” and “critically under-capitalized.” The Bank was considered “under-capitalized” as of March 31, 2013.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 and 2012

Overview. For the three months ended March 31, 2013, the Company had net income available to common shareholders of $191,000, or $0.05 per common share. This compares to a net loss of $2.7 million, or $0.70 per common share, for the three months ended March 31, 2012. The first quarter of 2013 reflected net recoveries related to loan loss and reduced expenses. Costs related to compliance with the Consent Order with the FDIC and the North Carolina Officer of the Commissioner of Banks and the Written Agreement with the Federal Reserve Bank of Richmond are now minimal.

Net Interest Income. The Company’s net interest income for the three months ended March 31, 2013 totaled $2.6 million compared to $3.1 million at March 31, 2012. Net interest income decreased due to the reduction of $46.5 million in interest earning assets compared to March 31, 2012. The net interest margin decreased 7 basis points from 2.81% in the first quarter of 2012 to 2.74% in the first quarter of 2013.

Provision for Loan Losses. The loan loss provision amounted to a reversal of $1.1 million for the quarter ended March 31, 2013, a decrease of $2.4 million, or 188.7%, from the $1.3 million provision recorded in the comparable quarter of 2012. Net recoveries totaled $754,000 in the first quarter of 2013 compared to net charge-offs of $1.3 million in the first quarter of 2012. The loan loss provision reflects a specific recovery of a $1.25 million loan that was previously charged off in 2011.

Noninterest Income. Noninterest income totaled $366,000 for the three months ended March 31, 2013 compared to $1.1 million for the comparable three-month period of 2012. Noninterest income includes customer service charges on deposit accounts, bank owned life insurance, and gains on investment securities. Excluding gains on sales of investment securities of $748,000 in 2012, noninterest income remained relatively flat for the three months ended March 31, 2013 and 2012. There were no gains on investment securities recognized for the period ended March 31, 2013, which encompasses the large discrepancy in the year-to-date comparison.

Noninterest Expenses. Noninterest expenses totaled $3.7 million and $5.0 million for the three months ended March 31, 2013 and 2012, respectively. Excluding the decrease of other real estate expenses of $474,000, noninterest expenses for the three months decreased by $827,000. Other noninterest expenses affecting overhead cost were: (1) FDIC insurance assessments, which decreased $51,000 due to smaller balance sheet; (2) salaries and benefits, which decreased $160,000 due to staff reductions; and (3) consultant and attorney fees, which decreased $374,000 as a result of decreased needs.

Income Taxes. There was no provision for income taxes made for the first quarter of 2013 as compared to an income tax expense of $368,000 for the first quarter of 2012. Our deferred tax asset has a value of $753,000 at March 31, 2013 as compared to no value at March 31, 2012.

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

As disclosed on its Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2011, the Company has notified the United States Department of the Treasury of its intent to defer the payment of its regular quarterly cash dividends on its fixed rate cumulative perpetual preferred stock, series A, issued to the Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program. Therefore, the Company is currently in arrears with the dividend payments on the series A preferred stock. As of March 31, 2013, the amount of the arrearage on the dividend payments for the series A preferred stock was $1,565,006.25.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed with this report.

31.01	Certification of our principal executive officer pursuant to Rule 13a-14(a)

31.02	Certification of our principal financial officer pursuant to Rule 13a-14(a)

32.01	Certification of our principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, in XBRL (eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: May 15, 2013	By:	/s/ Stephen R. Talbert
Stephen R. Talbert
President and Chief Executive Officer
(principal executive officer)

Date: May 15, 2013	By:	/s/ Megan W. Patton
Megan W. Patton
Vice President and Principal Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.01	Certification of our principal executive officer pursuant to Rule 13a-14(a)

31.02	Certification of our principal financial officer pursuant to Rule 13a-14(a)

32.01	Certification of our principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, in XBRL (eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.