Form 10-Q
period 2013-06-30
Bank of the Carolinas CORP
filed 2013-08-14
CIK 1365997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

On August 14, 2013 there were 3,895,840 outstanding shares of the registrant’s common stock.

BANK OF THE CAROLINAS CORPORATION

FORM 10-Q

June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bank of the Carolinas Corporation

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	June 30	December 31
	2013	2012*
	(Unaudited)
Assets:
Cash and due from banks, noninterest-bearing	$4,374	$5,942
Interest-bearing deposits in banks	2,057	1,844

Cash and cash equivalents	6,431	7,786
Federal funds sold	37,125	27,370
Investment securities	93,202	106,931
Loans receivable	269,497	270,374
Less: Allowance for loan losses	(6,398)	(6,890)

Total loans, net	263,099	263,484
Premises and equipment	11,542	11,843
Other real estate owned	1,589	4,976
Bank owned life insurance	10,710	10,536
Deferred tax assets	2,200	607
Prepaid FDIC insurance assessment	—	630
Accrued interest receivable	1,166	1,315
Other assets	1,904	1,914

Total Assets	$428,968	$437,392

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$33,353	$36,622
Interest-checking deposits	41,131	37,768
Savings and money market deposits	111,783	111,459
Time deposits	180,041	187,123

Total deposits	366,308	372,972
Securities sold under agreements to repurchase	45,939	45,362
Subordinated debt	7,855	7,855
Other liabilities	2,633	2,138

Total Liabilities	422,735	428,327

Commitments and contingencies (Note 6)	—	—
Stockholders’ Equity:
Preferred stock, no par value	13,179	13,179
Discount on preferred stock	(263)	(419)
Common stock, $5 per share par value	19,479	19,479
Additional paid-in capital	12,991	12,991
Retained deficit	(37,192)	(36,748)
Accumulated other comprehensive income (loss)	(1,961)	583

Total Stockholders’ Equity	6,233	9,065

Total Liabilities and Stockholders’ Equity	$428,968	$437,392

Preferred shares authorized	3,000,000	3,000,000
Preferred shares issued and outstanding	13,179	13,179
Unaccrued preferred stock dividend	$1,565	$1,235
Common shares authorized	15,000,000	15,000,000
Common shares issued and outstanding	3,895,840	3,895,840

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Interest income
Interest and fees on loans	$3,224	$3,548	$6,440	$7,334
Interest on securities	497	583	1,086	1,320
Other interest income	25	29	39	46

Total interest income	3,746	4,160	7,565	8,700

Interest expense
Interest on deposits	579	852	1,200	1,751
Interest on borrowed funds	563	564	1,120	1,128

Total interest expense	1,142	1,416	2,320	2,879

Net interest income	2,604	2,744	5,245	5,821
Provision for loan losses	(12)	233	(1,158)	1,525

Net interest income after provision for loan losses	2,616	2,511	6,403	4,296

Noninterest income
Customer service fees	291	289	572	570
Increase in value of bank owned life insurance	87	505	174	596
Gains on sales of investment securities	—	1,399	—	2,147
Other income	5	8	3	15

Total noninterest income	383	2,201	749	3,328

Noninterest expense
Salaries and benefits	1,595	1,785	3,193	3,543
Occupancy and equipment	426	479	878	983
FDIC insurance assessments	369	402	736	820
Data processing services	283	241	552	480
Valuation provisions and net operating costs associated with foreclosed real estate	167	252	532	1,091
Other	881	1,061	1,549	2,323

Total noninterest expense	3,721	4,220	7,440	9,240

Income (loss) before income taxes	(722)	492	(288)	(1,616)
Provision for income taxes	—	424	—	792

Net income (loss)	(722)	68	(288)	(2,408)
Dividends and accretion on preferred stock	(243)	(238)	(486)	(475)

Net loss available to common stockholders	$(965)	$(170)	$(774)	$(2,883)

Loss per common share:
Basic	$(0.25)	$(0.04)	$(0.20)	$(0.74)

Diluted	$(0.25)	$(0.04)	$(0.20)	$(0.74)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net income (loss)	$(722)	$68	$(288)	$(2,408)
Other comprehensive loss:
Unrealized holding gains (losses) on securities available-for-sale	(3,757)	296	(4,137)	89
Reclassification adjustment for gains realized in net loss	—	(1,399)	—	(2,147)
Income tax effect	1,447	424	1,593	792

Total other comprehensive loss, net of income tax effect	(2,310)	(679)	(2,544)	(1,266)

Total comprehensive loss	$(3,032)	$(611)	$(2,832)	$(3,674)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30
	2013	2012
Cash flows from operating activities:
Net loss	$(288)	$(2,408)
Adjustments to reconcile net loss to net cash provided by operating activitites:
Provision for loan losses	(1,158)	1,525
Stock based compensation expense	—	1
Depreciation and amortization	341	437
Change in valuation allowance on other real estate owned	437	805
(Gain) loss on sale of other real estate owned	6	(10)
Gains on sales of investment securities	—	(2,147)
Loss on disposal of premises and equipment	8	—
(Increase) decrease in bank owned life insurance	(174)	373
Net amortization/accretion of premiums and discounts on investments	294	373
Net change in other assets	584	1,719
Net change in other liabilities	495	209

Net cash provided by operating activities	545	877

Cash flows from investing activities:
Net change in federal funds sold	(9,755)	(20,300)
Purchases of premises and equipment	(48)	(299)
Purchases of securities	(14,037)	(86,266)
Proceeds from sales, calls, maturities and principal repayments of securities available for sale	23,335	92,778
Redemption of FHLB stock	205	654
Proceeds from sales of other real estate owned	3,481	3,302
Net decrease in loans	1,006	17,660

Net cash provided by investing activities	4,187	7,529

Cash flows from financing activities:
Net decrease in deposits	(6,664)	(8,765)
Net increase (decrease) in repurchase agreements	577	(132)
Cash dividends paid on preferred stock	—	—

Net cash used by financing activities	(6,087)	(8,897)

Net decrease in cash and cash equivalents	(1,355)	(491)
Cash and cash equivalents at beginning of period	7,786	7,601

Cash and cash equivalents at end of period	$6,431	$7,110

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,219	$2,752

Noncash investing and financing activities:
Change in fair value of securities available for sale, net of tax	$(2,544)	$(1,266)

Transfer from loans to other real estate owned	$537	$2,976

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(dollars in thousands)

			Discount on Preferred			Additional		Accumulated Other	Total
	Preferred Stock			Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2011	13,179	$13,179	$(716)	3,895,840	$19,479	$12,991	$(31,871)	$1,553	$14,615
Net loss	—	—	—	—	—	—	(2,408)	—	(2,408)
Other comprehensive loss	—	—	—	—	—	—	—	(1,266)	(1,266)
Stock based compensation benefit	—	—	—	—	—	1	—	—	1
Discount accretion on preferred stock	—	—	146	—	—	—	(146)	—	—
Dividends accrued on preferred stock	—	—	—	—	—	—	—	—	—

Balance, June 30, 2012	13,179	$13,179	$(570)	3,895,840	$19,479	$12,992	$(34,425)	$287	$10,942

Balance, December 31, 2012	13,179	$13,179	$(419)	3,895,840	$19,479	$12,991	$(36,748)	$583	$9,065
Net loss	—	—	—	—	—	—	(288)	—	(288)
Other comprehensive loss	—	—	—	—	—	—	—	(2,544)	(2,544)
Discount accretion on preferred stock	—	—	156	—	—	—	(156)	—	—
Dividends accrued on preferred stock	—	—	—	—	—	—	—	—	—

Balance, June 30, 2013	13,179	$13,179	$(263)	3,895,840	$19,479	$12,991	$(37,192)	$(1,961)	$6,233

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the financial information included in these unaudited financial statements reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 2013 and December 31, 2012 and for the three- and six-month periods ended June 30, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three- and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

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

Earnings (loss) per share have been computed based on the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net loss applicable to common stockholders	$(965)	$(170)	$(774)	$(2,883)

Weighted average number of common shares outstanding	3,895,840	3,895,840	3,895,840	3,895,840

Weighted average number of diluted common shares outstanding	3,895,840	3,895,840	3,895,840	3,895,840

Common stock options and common stock warrants—anti-dilutive	497,605	497,605	497,605	497,605

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

NOTE 3. INVESTMENT SECURITIES

The amortized cost, estimated fair values and carrying values of the investment securities portfolios at the indicated dates are summarized as follows (dollars in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agency securities	$42,232	$97	$1,837	$40,492	$40,492
State and municipal bonds	10,333	—	681	9,652	9,652
Mortgage-backed securities	42,856	44	842	42,058	42,058

Total investment securities available for sale	95,421	141	3,360	92,202	92,202
Investment securities held to maturity:
Corporate securities	1,000	—	190	810	1,000

Total investment securities	$96,421	$141	$3,550	$93,012	$93,202

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agency securities	$47,792	$406	$80	$48,118	$48,118
State and municipal bonds	10,364	44	82	10,326	10,326
Mortgage-backed securities	45,861	648	17	46,492	46,492

Total investment securities available for sale	104,017	1,098	179	104,936	104,936
Investment securities held to maturity:
Corporate securities	1,995	12	190	1,817	1,995

Total investment securities	$106,012	$1,110	$369	$106,753	$106,931

Management of the Bank believes all unrealized losses on available-for-sale securities as of June 30, 2013 represent temporary impairments related to market fluctuations. The unrealized losses on our securities are a nominal portion of the total value of the portfolio. The Bank has no intention of selling these securities before their maturity and has the appropriate sources of liquidity to hold these securities until maturity in order to minimize the likelihood that recognized losses will occur.

The fair values of securities with unrealized losses at June 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

June 30, 2013:
	Less than 12 Months		12 Months or More		Total
Temporarily impaired securities:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agency securities	$36,618	$1,837	$—	$—	$36,618	$1,837
State and municipal bonds	9,652	681	—	—	9,652	681
Mortgage-backed securities	36,533	842	—	—	36,533	842
Corporate securities	—	—	810	190	810	190

Total	$82,803	$3,360	$810	$190	$83,613	$3,550

December 31, 2012:
	Less than 12 Months		12 Months or More		Total
Temporarily impaired securities:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agency securities	$9,881	$80	$—	$—	$9,881	$80
State and municipal bonds	7,340	82	—	—	7,340	82
Mortgage-backed securities	4,490	17	—	—	4,490	17
Corporate securities	—	—	810	190	810	190

Total	$21,711	$179	$810	$190	$22,521	$369

NOTE 4. LOANS

The loan portfolio as of the dates indicated is summarized below (dollars in thousands):

	June 30, 2013	December 31, 2012
Real estate loans:
Residential, 1-4 family	$75,188	$72,595
Commercial real estate	114,543	110,527
Construction and development	28,056	28,976
Home equity	28,199	29,462

Total real estate loans	245,986	241,560

Commercial business and other loans	19,452	22,992

Consumer loans:
Installment	2,854	3,158
Other	1,205	2,664

Total consumer loans	4,059	5,822

Gross loans receivable	269,497	270,374
Allowance for loan losses	(6,398)	(6,890)

Loans, net	$263,099	$263,484

Impaired loans, segregated by class of loans, are summarized as follows as of the dates indicated (dollars in thousands):

	June 30, 2013					December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate	$1,242	$1,439	$—	$1,481	$43	$948	$1,125	$—	$1,185	$59
Commercial Real Estate
Owner occupied	2,864	3,236	—	3,261	80	5,622	5,926	—	5,961	304
Income producing	3,793	3,938	—	3,962	91	3,274	3,394	—	3,422	135
Multifamily	—	—	—	—	—	—	—	—	—	—
Construction & Development
1 - 4 Family	—	—	—	—	—	—	—	—	—	—
Other	2,141	2,476	—	2,496	70	2,329	2,657	—	2,718	141
Farmland	341	362	—	362	14	362	362	—	362	19
Residential
Equity Lines	102	105	—	107	1	93	95	—	164	7
1 - 4 Family	7,115	8,265	—	8,308	201	6,510	7,472	—	7,546	350
Junior Liens	202	222	—	225	6	236	255	—	259	15
Consumer - Non Real Estate	67	81	—	83	3	72	85	—	87	6

Total loans with no allowance	$17,867	$20,124	$—	$20,285	$509	$19,446	$21,371	$—	$21,704	$1,036

With an allowance recorded:
Commercial - Non Real Estate	$1,283	$1,283	$37	$1,320	$23	$2,279	$2,279	$45	$2,377	$99
Commercial Real Estate
Owner occupied	4,651	4,651	141	4,689	107	4,157	4,157	153	4,236	218
Income producing	7,412	7,468	126	7,527	191	8,507	8,562	164	8,662	418
Multifamily	1,240	1,273	28	1,281	23	1,311	1,344	43	1,360	50
Construction & Development
1 - 4 Family	366	372	9	373	9	388	395	7	399	20
Other	3,068	3,070	104	3,128	55	3,250	3,252	144	3,314	45
Farmland	—	—	—	—	—	—	—	—	—	—
Residential
Equity Lines	—	—	—	—	—	—	—	—	—	—
1 - 4 Family	6,786	6,802	227	6,845	136	6,366	6,381	197	6,458	262
Junior Liens	344	346	4	347	9	319	321	2	325	18
Consumer - Non Real Estate	10	10	—	11	1	12	12	—	14	1

Total loans with an allowance	$25,160	$25,275	$676	$25,521	$554	$26,589	$26,703	$755	$27,145	$1,131

Total:
Commercial - Non Real Estate	$2,525	$2,722	$37	$2,801	$66	$3,227	$3,404	$45	$3,562	$158
Commercial Real Estate	$19,960	$20,566	$295	$20,720	$492	$22,871	$23,383	$360	$23,641	$1,125
Construction & Development	$5,916	$6,280	$113	$6,359	$148	$6,329	$6,666	$151	$6,793	$225
Residential	$14,549	$15,740	$231	$15,832	$353	$13,524	$14,524	$199	$14,752	$652
Consumer - Non Real Estate	$77	$91	$—	$94	$4	$84	$97	$—	$101	$7

Totals	$43,027	$45,399	$676	$45,806	$1,063	$46,035	$48,074	$755	$48,849	$2,167

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. Troubled debt restructurings (TDRs) are a subset of impaired loans and totaled $39.8 million at June 30, 2013 and $41.5 million at December 31, 2012.

The following tables illustrate TDR information for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	For the three months ended June 30, 2013			For the six months ended June 30, 2013
Troubled Debt Restructuring	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial—Non Real Estate	—	$—	$—	1	$32	$32
Commercial—Real Estate	—	—	—	1	238	238
Construction & Development	1	492	492	1	492	492
Residential	1	154	154	3	448	448
Consumer—Non Real Estate	—	—	—	—	—	—

Totals	2	$646	$646	6	$1,210	$1,210

	For the three months ended June 30, 2012			For the six months ended June 30, 2012
Troubled Debt Restructuring	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial—Non Real Estate	6	$448	$448	10	$520	$520
Commercial—Real Estate	2	1,802	1,802	5	3,136	3,136
Construction & Development	3	747	747	6	1,131	1,131
Residential	5	454	454	19	2,032	2,032
Consumer—Non Real Estate	—	—	—	1	18	18

Totals	16	$3,451	$3,451	41	$6,837	$6,837

For the purposes of this report, default is defined as being 90-days past due or on non-accrual status without performance. There were no loans restructured in the twelve months prior to June 30, 2013 that went into default during the three- and six-month periods ended June 30, 2013. The following table illustrates loans restructured in the twelve months prior to June 30, 2012 that went into default during the three- and six-month periods ended June 30, 2012.

	Three months ended June 30, 2012		Six months ended June 30, 2012
Troubled Debt Restructuring That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial—Non Real Estate	—	$—	—	$—
Commercial—Real Estate	—	—	—	—
Construction & Development	—	—	—	—
Residential	1	69	1	69
Consumer—Non Real Estate	—	—	—	—

Totals	1	$69	1	$69

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, reclassified to loans held for sale, or foreclosed and sold. Included in the allowance for loan losses at June 30, 2013 and 2012 was an impairment reserve for TDRs in the amount of $676,000 and $815,000, respectively.

Non-accrual loans and an age analysis of past due loans, segregated by class of loans, were as follows (dollars in thousands):

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-accrual Loans
June 30, 2013:
Commercial - Non Real Estate	$80	$266	$—	$346	$19,106	$19,452	$—	$577
Commercial Real Estate
Owner occupied	—	—	—	—	59,095	59,095	—	1,036
Income producing	—	—	347	347	47,229	47,576	—	347
Multifamily	—	—	—	—	7,872	7,872	—	—
Construction & Development
1 - 4 Family	—	—	—	—	2,634	2,634	—	—
Other	335	—	292	627	24,175	24,802	—	679
Farmland	—	—	341	341	279	620	—	341
Residential
Equity Lines	50	—	49	99	28,100	28,199	—	102
1 - 4 Family	902	149	1,524	2,575	71,451	74,026	—	2,341
Junior Liens	27	—	—	27	1,135	1,162	—	30
Consumer - Non Real Estate	2	1	—	3	2,851	2,854	—	2
Other	—	—	—	—	1,205	1,205	—	—

Total	$1,396	$416	$2,553	$4,365	$265,132	$269,497	$—	$5,455

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-accrual Loans
December 31, 2012:
Commercial - Non Real Estate	$228	$190	$—	$418	$22,574	$22,992	$—	$202
Commercial Real Estate
Owner occupied	192	—	2,466	2,658	53,073	55,731	—	2,735
Income producing	21	—	361	382	47,205	47,587	—	1,418
Multifamily	—	—	—	—	7,209	7,209	—	—
Construction & Development
1 - 4 Family	—	20	—	20	1,989	2,009	—	20
Other	737	202	432	1,371	24,954	26,325	—	860
Farmland	—	—	—	—	642	642	—	—
Residential
Equity Lines	191	50	35	276	29,186	29,462	—	93
1 - 4 Family	431	160	518	1,109	70,173	71,282	—	2,365
Junior Liens	—	—	—	—	1,313	1,313	—	33
Consumer - Non Real Estate	70	—	7	77	3,081	3,158	—	7
Other	—	—	—	—	2,664	2,664	—	—

Total	$1,870	$622	$3,819	$6,311	$264,063	$270,374	$—	$7,733

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

Commercial loans that do not require individual analysis as part of the above described process are considered to be pass-rated loans. As of June 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the loans and leases were categorized as follows (dollars in thousands):

	June 30, 2013
Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial - Non Real Estate	$14,825	$3,581	$1,046	$—	$—
Commercial Real Estate
Owner occupied	46,755	7,842	4,498	—	—
Income producing	26,485	13,522	7,569	—	—
Multifamily	5,949	1,923	—	—	—
Construction & Development
1 - 4 Family	2,005	263	366	—	—
Other	16,205	5,919	2,678	—	—
Farmland	279	—	341	—	—

Totals	$112,503	$33,050	$16,498	$—	$—

Total:
Commercial - Non Real Estate	$14,825	$3,581	$1,046	$—	$—
Commercial Real Estate	$79,189	$23,287	$12,067	$—	$—
Construction & Development	$18,489	$6,182	$3,385	$—	$—

Totals	$112,503	$33,050	$16,498	$—	$—

	December 31, 2012
Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial - Non Real Estate	$17,728	$2,671	$2,593	$—	$—
Commercial Real Estate
Owner occupied	32,843	13,902	8,986	—	—
Income producing	25,537	13,411	8,639	—	—
Multifamily	5,197	1,956	56	—	—
Construction & Development
1 - 4 Family	1,346	275	388	—	—
Other	15,246	8,817	2,262	—	—
Farmland	280	—	362	—	—

Totals	$98,177	$41,032	$23,286	$—	$—

Total:
Commercial - Non Real Estate	$17,728	$2,671	$2,593	$—	$—
Commercial Real Estate	$63,577	$29,269	$17,681	$—	$—
Construction & Development	$16,872	$9,092	$3,012	$—	$—

Totals	$98,177	$41,032	$23,286	$—	$—

All consumer-related loans, including residential real estate and non-real estate, are evaluated and monitored based upon payment activity. Once a consumer-related loan becomes past due on a recurring basis, the Company will pull that loan out of the homogenized pool and evaluate it individually for impairment. At this time, the consumer-related loan may be placed on the Company’s internal watch list and risk rated either special mention or substandard, depending upon the individual circumstances. Consumer-related loans at June 30, 2013 and December 31, 2012, segregated by class of loans, were as follows (dollars in thousands):

	June 30, 2013		December 31, 2012
Risk Based on Payment Activity	Performing	Non- Performing	Performing	Non- Performing
Residential
Equity Lines	$28,097	$102	$29,369	$93
1 - 4 Family	73,264	762	69,619	1,663
Junior Liens	1,162	—	1,313	—
Consumer - Non Real Estate
Credit Cards	—	—	—	—
Other	2,854	—	3,158	—

Totals	$105,377	$864	$103,459	$1,756

Total:
Residential	$102,523	$864	$100,301	$1,756
Consumer - Non Real Estate	$2,854	$—	$3,158	$—

Totals	$105,377	$864	$103,459	$1,756

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

Changes in the allowance for loan losses by segment, since their respective year-end, are as follows (dollars in thousands):

	June 30, 2013					June 30, 2012
	Beginning				Ending	Beginning				Ending
	Balance	Chargeoffs	Recoveries	Provision	Balance	Balance	Chargeoffs	Recoveries	Provision	Balance
Commercial - Non Real Estate	$1,209	$(107)	$1,364	$(1,882)	$584	$2,247	$(361)	$100	$(311)	$1,675
Commercial Real Estate
Owner occupied	1,359	(290)	12	487	1,568	1,794	(497)	67	213	1,577
Income producing	773	(21)	20	(16)	756	547	—	47	(55)	539
Multifamily	78	—	—	(11)	67	80	—	—	12	92
Construction & Development
1 - 4 Family	78	(5)	—	12	85	58	—	1	(27)	32
Other	728	—	6	(183)	551	661	(653)	57	723	788
Farmland	—	(21)	—	24	3	—	—	—	—	—
Residential
Equity Lines	314	(207)	30	217	354	279	(18)	5	3	269
1 - 4 Family	1,267	(578)	463	19	1,171	1,168	(905)	83	958	1,304
Consumer - Non Real Estate	98	(22)	22	(8)	90	143	(24)	13	(1)	131
Unallocated	986	—	—	183	1,169	1,124	—	—	10	1,134

Total	$6,890	$(1,251)	$1,917	$(1,158)	$6,398	$8,101	$(2,458)	$373	$1,525	$7,541

As of June 30, 2013 and December 31, 2012, loans were evaluated for impairment as follows (dollars in thousands):

	Individually Evaluated for Impairment
	June 30, 2013		December 31, 2012
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$37	$2,525	$45	$3,227
Commercial Real Estate
Owner occupied	141	7,515	153	9,779
Income producing	126	11,205	164	11,781
Multifamily	28	1,240	43	1,311
Construction & Development
1 - 4 Family	9	366	7	388
Other	104	5,209	144	5,579
Farmland	—	341	—	362
Residential
Equity Lines	—	102	—	93
1 - 4 Family	231	14,447	199	13,431
Consumer - Non Real Estate	—	77	—	84
Unallocated	—	—	—	—

Total	$676	$43,027	$755	$46,035

	Collectively Evaluated for Impairment
	June 30, 2013		December 31, 2012
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$547	$16,927	$1,164	$19,765
Commercial Real Estate
Owner occupied	1,427	51,580	1,206	45,952
Income producing	630	36,371	609	35,806
Multifamily	39	6,632	35	5,898
Construction & Development
1 - 4 Family	76	2,268	71	1,621
Other	447	19,593	584	20,746
Farmland	3	279	—	280
Residential
Equity Lines	354	28,097	314	29,369
1 - 4 Family	940	60,741	1,068	59,164
Consumer - Non Real Estate	90	2,777	98	3,074
Unallocated	1,169	1,205	986	2,664

Total	$5,722	$226,470	$6,135	$224,339

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

The Company’s risk of loss related to unfunded loan commitments and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table presents a summary of outstanding financial instruments whose contract amounts represent credit risk as of June 30, 2013 (dollars in thousands):

Unfunded loan commitments	$27,498
Financial standby letters of credit	179

Total unused commitments	$27,677

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

In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220). The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. Substantially all of the information that this Update requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. However, the new requirement about presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income will present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures. Currently, this information is presented in different places throughout the financial statements. The amendments are not expected to have a significant impact on the Company.

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

In July 2013, the FASB issued Accounting Standards Update 2013-11, Income Taxes (Topic 740). An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled.

The amendments in this Update do not require new recurring disclosures. The amendments are not expected to have a significant impact on the Company.

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

The following table summarizes the Company’s assets measured at fair value at the dates indicated (dollars in thousands):

	At June 30, 2013
	Total	Level 1	Level 2	Level 3
Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$40,492	$—	$40,492	$—
State and municipals	9,652	—	9,652	—
Mortgage-backed	42,058	—	42,058	—
Assets valued on a non-recurring basis
Impaired loans	42,351	—	42,351	—
Other real estate owned	1,589	—	1,589	—

Total	$136,142	$—	$136,142	$—

	At December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$48,118	$—	$48,118	$—
State and municipals	10,326	—	10,326	—
Mortgage-backed	46,492	—	46,492	—
Assets valued on a non-recurring basis
Impaired loans	45,280	—	45,280	—
Other real estate owned	4,976	—	4,976	—

Total	$155,192	$—	$155,192	$—

NOTE 9. BORROWED FUNDS

A summary of the Company’s outstanding borrowings and the annual rate of interest currently payable on each category is presented in the following table at the dates indicated (dollars in thousands):

	June 30, 2013		December 31, 2012
	Outstanding	Annual	Outstanding	Annual
	Balance	Interest Rate	Balance	Interest Rate
Securities sold under overnight repurchase agreements	$939	0.13%	$362	0.10%
Securities sold under term repurchase agreements	45,000	4.38	45,000	4.38
Trust preferred securities	5,155	3.18	5,155	3.25
Subordinated debt	2,700	4.00	2,700	4.00

Total borrowed funds	$53,794	4.13%	$53,217	4.22%

The Bank engages from time-to-time in federal funds purchases from upstream correspondent institutions to meet temporary funding needs. There were none of these transactions outstanding at the close of either period presented in the above table.

The Bank had a total of $45.0 million of borrowings in the form of securities sold under term repurchase agreements that were entered into during 2008. These borrowings are secured by marketable investment securities equal to approximately 109.5% of the principal balances outstanding plus accrued interest and the value of an imbedded interest rate cap. The following table contains certain pertinent information with respect to these agreements at June 30, 2013 (dollars in thousands):

	Outstanding Principal Balance	Annual Effective Interest Rate	Final Maturity Date	Beginning Quarterly Call Dates	Collateral Requirement
Agreement dated 7/8/2008	$25,000	4.85%	7/8/2018	7/8/2013	$7,413
Agreement dated 8/20/2008	20,000	3.78	8/20/2015	8/20/2011	3,850

Total	$45,000	4.38%			$11,263

The Bank utilizes borrowings from the Federal Home Loan Bank (“FHLB”) as a source of liquidity. At June 30, 2013, the Bank had immediately available credit of $7.9 million. There were no advances from the FHLB at quarter-end.

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

NOTE 10. STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company has 3.0 million shares of preferred stock authorized. There were 13,179 shares of preferred stock issued and outstanding with a $1,000 per share liquidation preference on June 30, 2013 and December 31, 2012. All of the shares were issued on April 17, 2009 in connection with the Company’s participation in the U.S. Treasury’s TARP Capital Purchase Program.

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

At June 30, 2013 and December 31, 2012, the cumulative amount of dividends in arrears not declared was $1.6 million and $1.2 million, respectively.

Common Stock:

The Company has 15.0 million shares of $5 par value common stock authorized. There were 3,895,840 shares of common stock issued and outstanding at June 30, 2013 and December 31, 2012, respectively.

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

An evaluation of the probability of being able to realize the future benefits of deferred tax assets is made. A valuation allowance is provided for the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management has established a deferred tax asset valuation allowance as of June 30, 2013 of $14.5 million. There was a $14.4 million valuation allowance as of December 31, 2012. The valuation allowance has been established because management believes current overall credit trends, as well as actual and forecasted performance, raise significant concern over the ability of the Company to realize the components of its deferred tax assets relating to net operating losses and the allowances for losses on loans and OREO.

NOTE 12. GOING CONCERN

Going Concern Considerations

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In making this assessment, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of June 30, 2013. The Company had a history of profitable operations prior to 2008 and sufficient sources of liquidity to meet its short-term and long-term funding needs.

The effects of the current economic environment have been felt across many industries, with financial services and real estate being particularly hard-hit, and have been particularly severe during the last 48 months. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, including residential construction and development loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans made by the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011. The significant losses in 2010, 2011, and 2012, which were primarily related to credit losses and the valuation allowance on deferred tax assets, reduced the Company’s capital levels. In order to again become well capitalized under federal banking agencies’ guidelines, management believes that the Company will need to raise additional capital to recapitalize the Bank and to absorb the potential future credit losses associated with the disposition of its nonperforming assets. Accordingly, management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity in public or private offerings. Management is actively evaluating a number of potential capital sources, asset reductions, and other balance sheet management strategies with the goal of increasing its level of regulatory capital to support its balance sheet long-term. Management is currently attempting to reduce and otherwise restructure the Company’s balance sheet to improve capital ratios.

Current market conditions for banking institutions, the overall uncertainty in financial markets, and a depressed stock price are significant barriers to the success of any plan to issue additional equity in public or private offerings. An equity financing transaction would result in substantial dilution to the Company’s current stockholders and could adversely affect the market price of the Company’s common stock. There can be no assurance as to whether these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, due to existing regulatory restrictions on cash payments and dividends between the Bank and the Company, the Company may be unable to discharge its liabilities in the normal course of business. There can be no assurance that the Company will be successful in any efforts to raise additional capital.

Both the Company and the Bank actively manage liquidity and cash flow needs. The Bank is prohibited from declaring or paying dividends without prior approval of the FDIC and the North Carolina Commissioner of Banks and the Company is prohibited from declaring or paying dividends without the prior approval from the Federal Reserve. Even if these requirements were not in place, the Company does not intend to declare or pay dividends to shareholders at any time in the foreseeable future. At June 30, 2013, the Company had $6.4 million of cash and cash equivalents. The Company has no long-term debt maturing in 2013 or 2014.

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

Balance Sheet Reduction – Management has implemented strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At June 30, 2013, risk-weighted assets had been reduced by $53.0 million since December 31, 2011. Reductions occurred primarily in the commercial loan portfolio. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in brokered and institutional CDs by $39.7 million since December 31, 2011.

Earnings – In June 2011, the Bank retired $10.0 million in FHLB advances and paid an early redemption penalty of $273,000 to the FHLB for the retirement of these advances. In November 2011, the Bank retired an additional advance of $10.0 million due to the FHLB and paid an early redemption penalty of $7,000. The advances had a remaining average life of 1.0 year and an average interest rate of 1.21%. The Bank is prohibited from accepting or rolling over any brokered certificates of deposit. In the third quarter of 2013, the remaining balance of $3.5 million in brokered CDs will mature with an interest rate of 1.05%. As the brokered CDs have matured, the Bank replaces these funds with institutional certificates of deposit with average interest rates of 0.51% as needed. In 2012 and continuing into 2013, the Bank was able to start returning loans, previously in a non-accrual status, to accrual status after six months of payment performance. As a result of these changes, the Bank expects a positive impact on its net interest margin in 2013.

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

In addition, a transaction would more likely than not involve equity financing, resulting in substantial dilution to current shareholders and an adverse effect on the price of the Company’s common stock. The Company’s ability to raise capital depends to a large degree on the current capital markets and on its financial performance. Available capital markets may not be favorable, and the Company cannot be certain of its ability to raise capital on any terms.

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

The Bank began operations in December 1998 as a state chartered bank and currently has eight offices in the Piedmont region of North Carolina. The Bank competes for loans and deposits throughout the markets it serves. The Bank, like most community banks, derives most of its revenue from net interest income which is the difference between the income it earns from loans and securities and the interest expense it incurs on deposits and borrowings.

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

Capital Requirements. While the Order is in effect, the Bank must maintain a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 10%. If the Bank’s capital ratios are below these levels as of the date of any call report or regulatory examination, the Bank must, within 30 days from receipt of a written notice of capital deficiency from its regulators, present a plan to increase capital to meet the requirements of the Order. At June 30, 2013, the Bank was not in compliance with the capital requirements contained in the Order.

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

Brokered Deposits. The Order provides that the Bank may not accept, renew, or roll over any brokered deposits unless it is in compliance with the requirements of the FDIC regulations governing brokered deposits. These regulations prohibit undercapitalized institutions from accepting, renewing, or rolling over any brokered deposits and also prohibit undercapitalized institutions from soliciting deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution’s market area. An “adequately capitalized” institution may not accept, renew, or roll over brokered deposits unless it has applied for and been granted a waiver by the FDIC. As of June 30, 2013, the Bank was classified as “ significantly undercapitalized.”

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

CHANGES IN FINANCIAL CONDITION

Total Assets

At June 30, 2013, total assets were $429.0 million, a decrease of 1.9% compared to $437.4 million at December 31, 2012. The asset decrease was primarily the result of reductions in investment securities due to maturities and calls. The Company had earning assets of $399.8 million at June 30, 2013 consisting of $269.5 million in loans, $93.2 million in investment securities, and $37.1 million in temporary investments. Stockholders’ equity was $6.2 million at June 30, 2013 compared to $9.1 million at December 31, 2012.

Investment Securities

Investment securities totaled $93.2 million at June 30, 2013, compared to $106.9 million at December 31, 2012. The decrease was primarily a result of the maturity of a corporate security and agency calls. A summary of the Company’s investment securities holdings by major category at June 30, 2013 and December 31, 2012 is included in Note 3 of “Notes to Consolidated Financial Statements”.

Loans and Allowance for Loan Losses

At June 30, 2013, the loan portfolio totaled $269.5 million and represented 62.8% of total assets compared to $270.4 million or 61.8% of total assets at December 31, 2012. Total loans at June 30, 2013 decreased $877,000 or 0.3% from December 31, 2012. The decrease in loans outstanding in the six-month period is the result of net recoveries of $666,000 and principal repayments in excess of new loans originated due to slower loan demand under the current economic conditions. Real estate loans, including commercial real estate, constituted approximately 90% of the loan portfolio, and commercial business and other loans comprised approximately 10% of the total loan portfolio at both June 30, 2013 and December 31, 2012.

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

The allowance for loan losses at June 30, 2013, amounted to $6.4 million, a decrease of $492,000, or 7.1% from December 31, 2012. The allowance consists of specific reserves of $676,000 and a general allowance $5.7 million. The Bank’s provisions for loan losses amounted to a reversal of $1.2 million during the six months ended June 30, 2013 compared to $1.5 million provision during the six months ended June 30, 2012. The loan loss provision for 2013 reflects a specific recovery of a $1.25 million loan that was previously charged off in 2011. While the Company has not participated in “subprime” lending activities, we have been affected by the economic downturn in our markets. We continue to work with our customers with troubled credit relationships to the extent that it is reasonably possible.

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

The following table summarizes information regarding our nonaccrual loans, other real estate owned, and 90-day and over past due loans as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30,	December 31,
	2013	2012
Loans accounted for on a nonaccrual basis:
Real estate loans:
1-4 family residential	$2,473	$2,491
Commercial real estate	1,383	4,153
Construction and development	1,020	880

Total real estate loans	4,876	7,524
Commercial business and other loans	577	202
Consumer loans	2	7

Total nonaccrual loans	5,455	7,733
Accruing loans which are contractually past due 90 days or more	—	—

Total nonperforming loans	5,455	7,733
Other real estate owned	1,589	4,976

Total nonperforming assets	$7,044	$12,709

Total nonperforming loans as a percentage of loans	2.02%	2.86%
Allowance for loan losses as a percentage of total nonperforming loans	117.29%	89.10%
Allowance for loan losses as a percentage of total loans	2.37%	2.55%
Total nonperforming assets as a percentage of loans and other real estate owned	2.60%	4.62%
Total nonperforming assets as a percentage of total assets	1.64%	2.91%

Deposits

The Company’s deposit services include business and individual checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRA deposits and certificates of deposit. At June 30, 2013, total deposits were $366.3 million compared to $373.0 million at December 31, 2012. The June 30, 2013 amount represents a decrease of 1.8% from December 31, 2012, which is mainly recognized in customer time deposits and brokered CDs. At June 30, 2013, the deposit mix was comparable to December 31, 2012.

The following table presents a breakdown of our deposit base at June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30,	December 31,
	2013	2012
Noninterest bearing demand deposits	$33,353	$36,622
Interest checking deposits	41,131	37,768
Savings deposits	14,462	13,531
Money market deposits	97,321	97,928
Customer time deposits	176,586	172,039
Brokered certificates of deposit	3,455	15,084

Total deposits	$366,308	$372,972

Time deposits $100,000 or more:
Brokered certificates of deposit	$3,455	$15,084
Customer time deposits issued in denominations of $100,000 or more	109,320	101,042

Total time deposits issued in denominations of $100,000 or more	$112,775	$116,126

As a percent of total deposits:
Noninterest bearing demand deposits	9.11%	9.82%
Interest checking deposits	11.23	10.13
Savings deposits	3.95	3.63
Money market deposits	26.57	26.26
Customer time deposits	48.21	46.13
Brokered certificates of deposit	0.94	4.04
Total time deposits issued in denominations of $100,000 or more	30.79	31.14

Liquidity

Liquidity management is the process of managing assets and liabilities, as well as their maturities, to ensure adequate funding for loan and deposit activities. Sources of liquidity come from both balance sheet and off-balance sheet sources. We define balance sheet liquidity as the relationship that net liquid assets have to unsecured liabilities. Net liquid assets are the sum of cash and cash items, less required reserves on demand and interest checking deposits, plus demand deposits due from banks, plus temporary investments, including federal funds sold, plus the fair value of investment securities, less collateral requirements related to public funds on deposit and repurchase agreements. Unsecured liabilities are equal to total liabilities less required cash reserves on noninterest-bearing demand deposits and interest checking deposits less the outstanding balances of all secured liabilities, whether secured by liquid assets or not. We consider off-balance sheet liquidity to include unsecured federal funds lines from other banks and loan collateral which may be used for additional advances from the Federal Home Loan Bank. As of June 30, 2013 our balance sheet liquidity ratio (net liquid assets as a percent of unsecured liabilities) amounted to 19.70% and our total liquidity ratio (balance sheet plus off-balance sheet liquidity) was 21.41%.

In addition, we have the ability to borrow $10.0 million from the discount window of the Federal Reserve subject to our pledge of marketable securities, which could be used for temporary funding needs. We also have the ability to borrow from the Federal Home Loan Bank on similar terms. While we consider these arrangements sources of back-up funding, we do not consider them as liquidity sources because they require our pledge of liquid assets as collateral. We regularly borrow from the Federal Home Loan Bank as a normal part of our business. These advances, of which there were none at June 30, 2013, are secured by various types of real estate-secured loans. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at June 30, 2013 is adequate to meet its operating needs.

Interest Rate Sensitivity

Fluctuating interest rates, increased competition, and changes in the regulatory environment continue to significantly affect the importance of interest rate sensitivity management. Rate sensitivity arises when interest rates on assets change in a different period of time or in a different proportion to interest rates on liabilities. The primary objective of interest rate sensitivity management is to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. The Company uses an asset/liability simulation model to project potential changes to the Company’s net interest margin, net income, and economic value of equity based on simulated changes to market interest rates, namely the prime rate. Our goal is to maintain an interest rate sensitivity position as close to neutral as practicable whereby little or no change in interest income would occur as interest rates change. On June 30, 2013, we were cumulatively liability sensitive for the next twelve months, which means that our interest bearing liabilities would reprice more quickly than our interest bearing assets. Theoretically, our net interest margin will decrease if market interest rates rise or increase if market interest rates fall. However, the repricing characteristic of assets is different from the repricing characteristics of funding sources. Therefore, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

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

As described above, the Bank is subject to a consent order issued by the FDIC and the North Carolina Office of the Commissioner of Banks and the Company is party to a written agreement with the Federal Reserve Bank of Richmond. These regulatory agreements require that the Bank maintain capital levels in excess of normal regulatory minimums, including a Leverage Capital Ratio of at least 8.0% and a Total Risk-Based Capital Ratio of at least 10.0%, and that the Company and the Bank seek the approval of their respective regulators prior to the payment of any cash dividend. At June 30, 2013, the Bank was not in compliance with the minimum capital requirements set forth in the consent order. As a result, the Bank was required to present its federal and state regulators with a plan to increase its capital ratios to the required percentages. The Bank hired a consultant to help formulate this plan and assist in the exploration of other strategic alternatives.

At June 30, 2013, the Company’s leverage and Tier 1 risk-weighted Capital Ratios were 1.88% and 2.60%, respectively, which are below the minimum level required by regulatory guidelines. At June 30, 2013, the Company’s Total risk-weighted Capital Ratio was 5.69%, which is below the minimum level required by regulatory guidelines. At June 30, 2013, the Bank’s leverage and Tier 1 risk-weighted Capital Ratios were 3.26% and 4.52%, respectively, which are below the minimum levels required by regulatory guidelines. At June 30, 2013, the Bank’s Total risk-weighted Capital Ratio was 5.78%, which is below the minimum level required by regulatory guidelines. At June 30, 2013, the Bank’s leverage and Total risk-weighted Capital Ratios were both non-compliant with the levels specified in the above referenced consent order with bank regulators. Banks are placed into one of five capital categories based on the above three separate capital ratios. The five categories are “well-capitalized,” “adequately capitalized,” “under-capitalized,” “significantly under-capitalized,” and “critically under-capitalized.” The Bank was considered “significantly under-capitalized” as of June 30, 2013.

Revised Capital Requirements. On July 2, 2013, the Federal Reserve and the Office of the Comptroller of the Currency adopted a final rule that will revise the current risk-based and leverage capital requirements for banking organizations. The final rule is a continuation of joint notices of proposed rulemaking originally published in the Federal Register during August 2012.

The final rule implements a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement, and a higher overall minimum Tier 1 capital requirement, incorporating these new requirements into the existing prompt corrective action (PCA) framework. It also establishes limits on a banking organization’s capital distributions and certain discretionary bonus payments if the organization does not hold a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. This additional capital is referred to as the “capital conservation buffer.” The “countercyclical capital buffer” provisions from the proposed rule have also been adopted, however, they apply only to large financial institutions (banks and bank holding companies with total consolidated assets of $250 billion or more) implementing the “advanced approaches” framework and are not applicable to the Bank.

The final rule permanently grandfathers the Tier 1 capital treatment for certain non-qualifying capital instruments, including trust preferred securities, outstanding as of May 19, 2010.

Under the proposed rules released in August 2012, banking organizations would have been required to recognize in regulatory capital all components of accumulated other comprehensive income (excluding accumulated net gains and losses on cash-flow hedges that relate to the hedging of items that are not recognized at fair value on the balance sheet). The final rule carries this requirement forward, with an exception for smaller banking organizations, such as the Bank, which are not subject to the “advanced approaches” rule. Such organizations may make a one-time election not to include most elements of accumulated other comprehensive income (including unrealized gains and losses on securities designated as available-for-sale) in regulatory capital under the final rule. Organizations making this election will be permitted to use the currently existing treatment under the general risk-based capital rules that exclude most accumulated other comprehensive income elements from regulatory capital. The election must be made with the first call report or FR Y-9 report filed after the banking organization becomes subject to the final rule (January 2015 in the Bank’s case).

The new rule also amends the existing methodologies for determining risk-weighted assets for all banking organizations. Specifically, the final rule assigns a 50% or 100% risk weight to mortgage loans secured by one-to-four family residential properties. Generally, residential mortgage loans secured by a first lien on a one- to-four family residential property that are prudently underwritten and that are performing according to their original terms receive a 50% risk weight. All other one-to-four family residential mortgage loans, including loans secured by a junior lien on residential property, are assigned a 100% risk weight.

The mandatory compliance date for the Bank will be January 1, 2015, with a transition period for the capital conservation buffer until January 1, 2016, and additional transition periods for certain other measures under the new rule.

Management will continue to evaluate the potential effect of the new final rule over the coming quarters. As of the date of this report, management is not aware of any other known trends, events, uncertainties or current recommendations by regulatory authorities that will have or that are reasonably likely to have a material effect on the Bank’s liquidity, capital resources, or other operations.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 and 2012

Overview. For the three months ended June 30, 2013, the Company had net loss available to common shareholders of $965,000, or $0.25 per common share. This compares to a net loss of $170,000, or $0.04 per common share, for the three months ended June 30, 2012. Costs related to compliance with the Consent Order with the FDIC and the North Carolina Officer of the Commissioner of Banks and the Written Agreement with the Federal Reserve Bank of Richmond are now minimal.

Net Interest Income. The Company’s net interest income for the three months ended June 30, 2013 totaled $2.6 million compared to $2.7 million at June 30, 2012. Net interest income decreased due to the reduction of $38.5 million in interest earning assets compared to June 30, 2012. The net interest margin increased 16 basis points from 2.51% in the second quarter of 2012 to 2.67% in the second quarter of 2013.

Provision for Loan Losses. The loan loss provision amounted to a reversal of $12,000 for the quarter ended June 30, 2013, a decrease of $245,000, or 105.2%, from the $233,000 provision recorded in the comparable quarter of 2012. Net charge-offs totaled $88,000 in the second quarter of 2013 compared to $740,000 in the second quarter of 2012.

Noninterest Income. Noninterest income totaled $383,000 for the three months ended June 30, 2013 compared to $2.2 million for the comparable three-month period of 2012. Noninterest income includes customer service charges on deposit accounts, bank owned life insurance, and gains on investment securities. Excluding gains on sales of investment securities of $1.4 million and a nonrecurring gain on bank owned life insurance of $415,000 in 2012, noninterest income remained relatively flat for the three months ended June 30, 2013 and 2012. There were no gains on investment securities recognized for the period ended June 30, 2013, which encompasses the large discrepancy in the year-to-date comparison.

Noninterest Expenses. Noninterest expenses totaled $3.7 million and $4.2 million for the three months ended June 30, 2013 and 2012, respectively. Excluding the decrease of other real estate expenses of $85,000, noninterest expenses for the three months ended June 30, 2013 decreased by $414,000. Other noninterest expenses affecting overhead cost were: (1) FDIC insurance assessments, which decreased $33,000 due to smaller balance sheet; (2) salaries and benefits, which decreased $190,000 due to staff reductions; and (3) consultant and attorney fees, which decreased $135,000 as a result of decreased needs.

Income Taxes. There was no provision for income taxes made for the second quarter of 2013 as compared to an income tax expense of $424,000 for the second quarter of 2012. Our deferred tax asset has a value of $2.2 million at June 30, 2013 as compared to $607,000 at June 30, 2012.

Six Months Ended June 30, 2013 and 2012

Overview. For the six months ended June 30, 2013, the Company had net loss available to common shareholders of $774,000, or $0.20 per common share. This compares to a net loss of $2.9 million, or $0.74 per common share, for the six months ended June 30, 2012. The first half of 2013 reflected net recoveries related to loan loss and reduced expenses. Costs related to compliance with the Consent Order with the FDIC and the North Carolina Officer of the Commissioner of Banks and the Written Agreement with the Federal Reserve Bank of Richmond are now minimal.

Net Interest Income. The Company’s net interest income for the six months ended June 30, 2013 totaled $5.2 million compared to $5.8 million at June 30, 2012. Net interest income decreased due to the reduction of $38.5 million in interest earning assets compared to June 30, 2012. The net interest margin increased 4 basis points from 2.66% at June 30, 2012 to 2.70% at June 30, 2013.

Provision for Loan Losses. The loan loss provision amounted to a reversal of $1.2 million for the six months ended June 30, 2013, a decrease of $2.7 million, or 175.9%, from the $1.5 million provision recorded in the comparable quarter of 2012. Net recoveries totaled $666,000 in the first six months of 2013 compared to net charge-offs of $2.1 million in the first six months of 2012. The loan loss provision reflects a specific recovery of a $1.25 million loan that was previously charged off in 2011.

Noninterest Income. Noninterest income totaled $749,000 for the six months ended June 30, 2013 compared to $3.3 million for the comparable six-month period of 2012. Noninterest income includes customer service charges on deposit accounts, bank owned life insurance, and gains on investment securities. Excluding gains on sales of investment securities of $2.1 million and a nonrecurring gain on bank owned life insurance of $415,000 in 2012, noninterest income remained relatively flat for the six months ended June 30, 2013 and 2012. There were no gains on investment securities recognized for the period ended June 30, 2013, which encompasses the large discrepancy in the year-to-date comparison.

Noninterest Expenses. Noninterest expenses totaled $7.4 million and $9.2 million for the six months ended June 30, 2013 and 2012, respectively. Excluding the decrease of other real estate expenses of $559,000, noninterest expenses for the six months ended June 30, 2013 decreased by $1.2 million. Other noninterest expenses affecting overhead cost were: (1) FDIC insurance assessments, which decreased $84,000 due to smaller balance sheet; (2) salaries and benefits, which decreased $350,000 due to staff reductions; and (3) consultant and attorney fees, which decreased $509,000 as a result of decreased needs.

Income Taxes. There was no provision for income taxes made for the first six months of 2013 as compared to an income tax expense of $792,000 for the first six months of 2012. Our deferred tax asset has a value of $2.2 million at June 30, 2013 as compared to $607,000 at June 30, 2012.

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

As disclosed on its Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2011, the Company has notified the United States Department of the Treasury of its intent to defer the payment of its regular quarterly cash dividends on its fixed rate cumulative perpetual preferred stock, series A, issued to the Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program. Therefore, the Company is currently in arrears with the dividend payments on the series A preferred stock. As of June 30, 2013, the amount of the arrearage on the dividend payments for the series A preferred stock was $1,729,743.75.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed with this report.

31.01	Certificationof our principal executive officer pursuant to Rule 13a-14(a)

31.02	Certificationof our principal financial officer pursuant to Rule 13a-14(a)

32.01	Certificationof our principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101	Interactivedata files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, in XBRL (eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: August 14, 2013	By: /s/ Stephen R. Talbert
Stephen R. Talbert
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2013	By: /s/ Megan W. Patton
Megan W. Patton
Vice President and Principal Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.01	Certification of our principal executive officer pursuant to Rule 13a-14(a)

31.02	Certification of our principal financial officer pursuant to Rule 13a-14(a)

32.01	Certification of our principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, in XBRL (eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.