Form 10-Q
period 2013-09-30
Bank of the Carolinas CORP
filed 2013-11-14
CIK 1365997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

On November 14, 2013 there were 3,895,840 outstanding shares of the registrant’s common stock.

BANK OF THE CAROLINAS CORPORATION

FORM 10-Q

September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bank of the Carolinas Corporation

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	September 30 2013	December 31 2012*
	(Unaudited)
Assets:
Cash and due from banks, noninterest-bearing	$4,941	$5,942
Interest-bearing deposits in banks	2,061	1,844

Cash and cash equivalents	7,002	7,786

Federal funds sold	26,635	27,370

Investment securities	92,891	106,931

Loans receivable	278,503	270,374
Less: Allowance for loan losses	(6,215)	(6,890)

Total loans, net	272,288	263,484
Premises and equipment	11,429	11,843
Other real estate owned	1,386	4,976
Bank owned life insurance	10,799	10,536
Deferred tax assets	2,452	607
Prepaid FDIC insurance assessment	—	630
Accrued interest receivable	1,135	1,315
Other assets	1,911	1,914

Total Assets	$427,928	$437,392

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$35,323	$36,622
Interest-checking deposits	39,790	37,768
Savings and money market deposits	111,913	111,459
Time deposits	178,668	187,123

Total deposits	365,694	372,972
Securities sold under agreements to repurchase	45,544	45,362
Subordinated debt	7,855	7,855
Other liabilities	2,613	2,138

Total Liabilities	421,706	428,327

Commitments and contingencies (Note 6)	—	—

Stockholders’ Equity:
Preferred stock, no par value	13,179	13,179
Discount on preferred stock	(183)	(419)
Common stock, $5 per share par value	19,479	19,479
Additional paid-in capital	12,991	12,991
Retained deficit	(36,880)	(36,748)
Accumulated other comprehensive income (loss)	(2,364)	583

Total Stockholders’ Equity	6,222	9,065

Total Liabilities and Stockholders’ Equity	$427,928	$437,392

Preferred shares authorized	3,000,000	3,000,000
Preferred shares issued and outstanding	13,179	13,179
Unaccrued preferred stock dividend	$1,729	$1,235
Common shares authorized	15,000,000	15,000,000
Common shares issued and outstanding	3,895,840	3,895,840

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Interest income
Interest and fees on loans	$3,264	$3,571	$9,704	$10,905
Interest on securities	520	723	1,606	2,043
Other interest income	17	13	56	59

Total interest income	3,801	4,307	11,366	13,007

Interest expense
Interest on deposits	561	779	1,761	2,530
Interest on borrowed funds	569	570	1,689	1,698

Total interest expense	1,130	1,349	3,450	4,228

Net interest income	2,671	2,958	7,916	8,779
Provision for loan losses	(920)	1,471	(2,078)	2,996

Net interest income after provision for loan losses	3,591	1,487	9,994	5,783

Noninterest income
Customer service fees	285	297	857	867
Increase in value of bank owned life insurance	89	89	263	685
Gains on sales of investment securities	—	—	—	2,147
Other income	6	5	9	20

Total noninterest income	380	391	1,129	3,719

Noninterest expense
Salaries and benefits	1,611	1,723	4,804	5,266
Occupancy and equipment	459	468	1,337	1,451
FDIC insurance assessments	360	405	1,096	1,225
Data processing services	257	257	809	737
Valuation provisions and net operating costs associated with foreclosed real estate	144	1,324	676	2,415
Other	748	1,048	2,297	3,371

Total noninterest expense	3,579	5,225	11,019	14,465

Income (loss) before income taxes	392	(3,347)	104	(4,963)
Provision for income taxes	—	(383)	—	409

Net income (loss)	392	(2,964)	104	(5,372)
Dividends and accretion on preferred stock	(245)	(239)	(731)	(714)

Net income (loss) available to common stockholders	$147	$(3,203)	$(627)	$(6,086)

Income (Loss) per common share:
Basic	$0.04	$(0.82)	$(0.16)	$(1.56)

Diluted	$0.04	$(0.82)	$(0.16)	$(1.56)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Comprehensive Loss

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Net income (loss)	$392	$(2,964)	$104	$(5,372)
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	263	996	(3,874)	1,085
Reclassification adjustment for gains realized in net loss	—	—	—	(2,147)
Income tax effect	(666)	(383)	927	409

Total other comprehensive income (loss), net of income tax effect	(403)	613	(2,947)	(653)

Total comprehensive loss	$(11)	$(2,351)	$(2,843)	$(6,025)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30
	2013	2012
Cash flows from operating activities:
Net income (loss)	$104	$(5,372)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	(2,078)	2,996
Stock based compensation expense	—	—
Depreciation and amortization	508	627
Change in valuation allowance on other real estate owned	475	1,965
(Gain) loss on sale of other real estate owned	41	(33)
Gains on sales of investment securities	—	(2,147)
Loss on disposal of premises and equipment	8	—
(Increase) decrease in bank owned life insurance	(263)	285
Net amortization/accretion of premiums and discounts on investments	427	464
Net change in other assets	609	1,730
Net change in other liabilities	475	16

Net cash provided by operating activities	306	531

Cash flows from investing activities:
Net change in federal funds sold	735	14,455
Purchases of premises and equipment	(102)	(309)
Purchases of securities	(16,640)	(118,959)
Proceeds from sales, calls, maturities and principal repayments of securities available for sale	25,460	110,597
Redemption of FHLB stock	205	842
Proceeds from sales of other real estate owned	3,699	4,711
Net (increase) decrease in loans	(7,351)	20,046

Net cash provided by investing activities	6,006	31,383

Cash flows from financing activities:
Net decrease in deposits	(7,278)	(31,683)
Net increase (decrease) in repurchase agreements	182	(2)
Cash dividends paid on preferred stock	—	—

Net cash used by financing activities	(7,096)	(31,685)

Net increase (decrease) in cash and cash equivalents	(784)	229
Cash and cash equivalents at beginning of period	7,786	7,601

Cash and cash equivalents at end of period	$7,002	$7,830

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,287	$4,338

Noncash investing and financing activities:
Change in fair value of securities available for sale, net of tax	$(2,947)	$653

Transfer from loans to other real estate owned	$625	$3,543

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(dollars in thousands)

	Preferred Stock		Discount on Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount

Balance, December 31, 2011	13,179	$13,179	$(716)	3,895,840	$19,479	$12,991	$(31,871)	$1,553	$14,615
Net loss	—	—	—	—	—	—	(5,372)	—	(5,372)
Other comprehensive loss	—	—	—	—	—	—	—	(653)	(653)
Stock based compensation benefit	—	—	—	—	—	—	—	—	—

Discount accretion on preferred stock	—	—	220	—	—	—	(220)	—	—

Dividends accrued on preferred stock	—	—	—	—	—	—	—	—	—

Balance, September 30, 2012	13,179	$13,179	$(496)	3,895,840	$19,479	$12,991	$(37,463)	$900	$8,590

Balance, December 31, 2012	13,179	$13,179	$(419)	3,895,840	$19,479	$12,991	$(36,748)	$583	$9,065
Net income	—	—	—	—	—	—	104	—	104
Other comprehensive loss	—	—	—	—	—	—	—	(2,947)	(2,947)

Discount accretion on preferred stock	—	—	236	—	—	—	(236)	—	—

Dividends accrued on preferred stock	—	—	—	—	—	—	—	—	—

Balance, September 30, 2013	13,179	$13,179	$(183)	3,895,840	$19,479	$12,991	$(36,880)	$(2,364)	$6,222

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the financial information included in these unaudited financial statements reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2013 and December 31, 2012 and for the three- and nine-month periods ended September 30, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three- and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

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

Earnings (loss) per share have been computed based on the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income (loss) applicable to common stockholders	$147	$(3,203)	$(627)	$(6,086)

Weighted average number of common shares outstanding	3,895,840	3,895,840	3,895,840	3,895,840

Weighted average number of diluted common shares outstanding	3,895,840	3,895,840	3,895,840	3,895,840

Common stock options and common stock warrants - anti-dilutive	497,605	497,605	497,605	497,605

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

NOTE 3. INVESTMENT SECURITIES

The amortized cost, estimated fair values and carrying values of the investment securities portfolios at the indicated dates are summarized as follows (dollars in thousands):

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agency securities	$44,073	$95	$2,500	$41,668	$41,668
State and municipal bonds	10,921	—	754	10,167	10,167
Mortgage-backed securities	40,771	49	764	40,056	40,056

Total investment securities available for sale	95,765	144	4,018	91,891	91,891

Investment securities held to maturity:
Corporate securities	1,000	—	190	810	1,000

Total investment securities	$96,765	$144	$4,208	$92,701	$92,891

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agency securities	$47,792	$406	$80	$48,118	$48,118
State and municipal bonds	10,364	44	82	10,326	10,326
Mortgage-backed securities	45,861	648	17	46,492	46,492

Total investment securities available for sale	104,017	1,098	179	104,936	104,936

Investment securities held to maturity:
Corporate securities	1,995	12	190	1,817	1,995

Total investment securities	$106,012	$1,110	$369	$106,753	$106,931

Management of the Bank believes all unrealized losses on available-for-sale securities as of September 30, 2013 represent temporary impairments related to market fluctuations. The unrealized losses on our securities are a nominal portion of the total value of the portfolio. The Bank has no intention of selling these securities before their maturity and has the appropriate sources of liquidity to hold these securities until maturity in order to minimize the likelihood that recognized losses will occur.

The fair values of securities with unrealized losses at September 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

September 30, 2013:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Temporarily impaired securities:
U.S. Government agency securities	$39,889	$2,500	$—	$—	$39,889	$2,500
State and municipal bonds	10,167	754	—	—	10,167	754
Mortgage-backed securities	31,754	764	—	—	31,754	764
Corporate securities	—	—	810	190	810	190

Total	$81,810	$4,018	$810	$190	$82,620	$4,208

December 31, 2012:

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Temporarily impaired securities:
U.S. Government agency securities	$9,881	$80	$—	$—	$9,881	$80
State and municipal bonds	7,340	82	—	—	7,340	82
Mortgage-backed securities	4,490	17	—	—	4,490	17
Corporate securities	—	—	810	190	810	190

Total	$21,711	$179	$810	$190	$22,521	$369

NOTE 4. LOANS

The loan portfolio as of the dates indicated is summarized below (dollars in thousands):

	September 30, 2013	December 31, 2012
Real estate loans:
Residential, 1-4 family	$80,416	$72,595
Commercial real estate	117,130	110,527
Construction and development	28,088	28,976
Home equity	28,079	29,462

Total real estate loans	253,713	241,560

Commercial business and other loans	19,282	22,992

Consumer loans:
Installment	2,631	3,158
Other	2,877	2,664

Total consumer loans	5,508	5,822

Gross loans receivable	278,503	270,374
Allowance for loan losses	(6,215)	(6,890)

Loans, net	$272,288	$263,484

Impaired loans, segregated by class of loans, are summarized as follows as of the dates indicated (dollars in thousands):

	September 30, 2013					December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate	$1,117	$1,319	$—	$1,382	$59	$948	$1,125	$—	$1,185	$59
Commercial Real Estate
Owner occupied	4,748	5,129	—	5,263	207	5,622	5,926	—	5,961	304
Income producing	3,763	3,913	—	3,950	137	3,274	3,394	—	3,422	135
Multifamily	—	—	—	—	—	—	—	—	—	—
Construction & Development
1 - 4 Family	—	—	—	—	—	—	—	—	—	—
Other	2,114	2,451	—	2,485	105	2,329	2,657	—	2,718	141
Farmland	339	360	—	362	21	362	362	—	362	19
Residential
Equity Lines	98	103	—	106	2	93	95	—	164	7
1 - 4 Family	7,112	8,187	—	8,252	308	6,510	7,472	—	7,546	350
Junior Liens	199	220	—	224	9	236	255	—	259	15
Consumer - Non Real Estate	65	81	—	83	4	72	85	—	87	6

Total loans with no allowance	$19,555	$21,763	$—	$22,107	$852	$19,446	$21,371	$—	$21,704	$1,036

With an allowance recorded:
Commercial - Non Real Estate	$1,243	$1,243	$31	$1,301	$34	$2,279	$2,279	$45	$2,377	$99
Commercial Real Estate
Owner occupied	4,612	4,612	130	4,669	161	4,157	4,157	153	4,236	218
Income producing	7,350	7,405	107	7,495	287	8,507	8,562	164	8,662	418
Multifamily	1,233	1,266	20	1,277	34	1,311	1,344	43	1,360	50
Construction & Development
1 - 4 Family	363	369	9	372	14	388	395	7	399	20
Other	3,186	3,191	102	3,237	89	3,250	3,252	144	3,314	45
Farmland	—	—	—	—	—	—	—	—	—	—
Residential
Equity Lines	—	—	—	—	—	—	—	—	—	—
1 - 4 Family	6,879	6,896	239	6,965	212	6,366	6,381	197	6,458	262
Junior Liens	341	343	3	346	14	319	321	2	325	18
Consumer - Non Real Estate	9	9	—	11	—	12	12	—	14	1

Total loans with an allowance	$25,216	$25,334	$641	$25,673	$845	$26,589	$26,703	$755	$27,145	$1,131

Total:
Commercial - Non Real Estate	$2,360	$2,562	$31	$2,683	$93	$3,227	$3,404	$45	$3,562	$158
Commercial Real Estate	$21,706	$22,325	$257	$22,654	$826	$22,871	$23,383	$360	$23,641	$1,125
Construction & Development	$6,002	$6,371	$111	$6,456	$229	$6,329	$6,666	$151	$6,793	$225
Residential	$14,629	$15,749	$242	$15,893	$545	$13,524	$14,524	$199	$14,752	$652
Consumer - Non Real Estate	$74	$90	$—	$94	$4	$84	$97	$—	$101	$7

Totals	$44,771	$47,097	$641	$47,780	$1,697	$46,035	$48,074	$755	$48,849	$2,167

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. Troubled debt restructurings (TDRs) are a subset of impaired loans and totaled $39.4 million at September 30, 2013 and $41.5 million at December 31, 2012.

The following tables illustrate TDR information for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	For the three months ended September 30, 2013			For the nine months ended September 30, 2013
Troubled Debt Restructuring	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Commercial - Non Real Estate	—	$—	$—	1	$32	$32
Commercial - Real Estate	—	—	—	1	238	238
Construction & Development	1	129	129	2	621	621
Residential	2	95	96	5	543	544
Consumer - Non Real Estate	—	—	—	—	—	—

Totals	3	$224	$225	9	$1,434	$1,435

	For the three months ended September 30, 2012			For the nine months ended September 30, 2012
Troubled Debt Restructuring	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Commercial - Non Real Estate	3	$82	$82	13	$603	$603
Commercial - Real Estate	4	2,326	2,326	9	5,461	5,461
Construction & Development	2	445	445	8	1,576	1,576
Residential	3	1,293	1,293	22	3,325	3,325
Consumer - Non Real Estate	1	14	14	2	32	32

Totals	13	$4,160	$4,160	54	$10,997	$10,997

For the purposes of this report, default is defined as being 90-days past due or on non-accrual status without performance. There were no loans restructured in the twelve months prior to September 30, 2013 that went into default during the three- and nine-month periods ended September 30, 2013. The following table illustrates loans restructured in the twelve months prior to September 30, 2012 that went into default during the three- and nine-month periods ended September 30, 2012.

	Three months ended September 30, 2012		Nine months ended September 30, 2012
Troubled Debt Restructuring That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Commercial - Non Real Estate	—	$—	—	$—
Commercial - Real Estate	—	—	—	—
Construction & Development	—	—	—	—
Residential	—	—	1	69
Consumer - Non Real Estate	—	—	—	—

Totals	—	$—	1	$69

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, reclassified to loans held for sale, or foreclosed and sold. Included in the allowance for loan losses at September 30, 2013 and 2012 was an impairment reserve for TDRs in the amount of $617,000 and $774,000, respectively.

Non-accrual loans and an age analysis of past due loans, segregated by class of loans, were as follows (dollars in thousands):

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-accrual Loans
September 30, 2013:
Commercial - Non Real Estate	$7	$2	$—	$9	$19,273	$19,282	$—	$478
Commercial Real Estate
Owner occupied	998	996	—	1,994	56,945	58,939	—	2,939
Income producing	—	171	339	510	49,770	50,280	—	339
Multifamily	—	—	—	—	7,911	7,911	—	—
Construction & Development
1 - 4 Family	—	—	—	—	1,613	1,613	—	—
Other	170	—	292	462	25,397	25,859	—	664
Farmland	—	—	339	339	277	616	—	339
Residential
Equity Lines	42	—	—	42	28,037	28,079	—	98
1 - 4 Family	500	243	1,721	2,464	76,831	79,295	—	2,418
Junior Liens	26	—	—	26	1,095	1,121	—	29
Consumer - Non Real Estate	4	7	—	11	2,620	2,631	—	1
Other	—	—	—	—	2,877	2,877	—	—

Total	$1,747	$1,419	$2,691	$5,857	$272,646	$278,503	$—	$7,305

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-accrual Loans
December 31, 2012:
Commercial - Non Real Estate	$228	$190	$—	$418	$22,574	$22,992	$—	$202
Commercial Real Estate
Owner occupied	192	—	2,466	2,658	53,073	55,731	—	2,735
Income producing	21	—	361	382	47,205	47,587	—	1,418
Multifamily	—	—	—	—	7,209	7,209	—	—
Construction & Development
1 - 4 Family	—	20	—	20	1,989	2,009	—	20
Other	737	202	432	1,371	24,954	26,325	—	860
Farmland	—	—	—	—	642	642	—	—
Residential
Equity Lines	191	50	35	276	29,186	29,462	—	93
1 - 4 Family	431	160	518	1,109	70,173	71,282	—	2,365
Junior Liens	—	—	—	—	1,313	1,313	—	33
Consumer - Non Real Estate	70	—	7	77	3,081	3,158	—	7
Other	—	—	—	—	2,664	2,664	—	—

Total	$1,870	$622	$3,819	$6,311	$264,063	$270,374	$—	$7,733

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

Pass – Loans and leases classified as pass should be performing relatively close to expectations, with adequate evidence that the borrower is continuing to generate adequate cash flow to service debt. There should be no significant departure from the intended source and timing of repayment, and there should be no undue reliance on secondary sources of repayment. To the extent that some variance exists in one or more criteria being measured, it may be offset by the relative strength of other factors and/or collateral pledged to secure the transaction.

Special Mention – Loans and leases classified as special mention, while still adequately protected by the borrower’s capital adequacy and payment capability, exhibit distinct weakening trends and/or elevated levels of exposure to external conditions. If left unchecked or uncorrected, these potential weaknesses may result in deteriorated prospects of repayment. These exposures require management’s close attention so as to avoid becoming undue or unwarranted credit exposures.

Substandard – Loans and leases classified as substandard are inadequately protected by the borrower’s current financial condition and payment capability or of the collateral pledged, if any. Loans and leases so classified have a well-defined weakness or weaknesses that jeopardize the orderly repayment of debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans and leases classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or orderly repayment in full, on the basis of current existing facts, conditions and values, highly questionable and improbable. Possibility of loss is extremely high, but because of certain important and reasonably specific factors that may work to the advantage and strengthening of the exposure, its classification as an estimated loss is deferred until its more exact status may be determined. The Company’s practice is to charge-off the portion of the loan amount determined to be doubtful in the quarter that the determination is made if the repayment of the loan is collateral dependent.

Loss – Loans and leases classified as loss are considered to be non-collectible and of such little value that their continuance as bankable assets is not warranted. This does not mean the loan has absolutely no recovery value, but rather it is neither practical nor desirable to defer writing off the loan, even though partial recovery may be obtained in the future. Losses are taken in the period in which they surface as uncollectible.

Commercial loans that do not require individual analysis as part of the above described process are considered to be pass-rated loans. As of September 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the loans and leases were categorized as follows (dollars in thousands):

	September 30, 2013
		Special
Internal Risk Rating Grades	Pass	Mention	Substandard	Doubtful	Loss
Commercial - Non Real Estate	$14,904	$3,307	$1,071	$—	$—
Commercial Real Estate
Owner occupied	46,817	7,702	4,420	—	—
Income producing	32,204	10,580	7,496	—	—
Multifamily	6,004	1,907	—	—	—
Construction & Development
1 - 4 Family	992	258	363	—	—
Other	17,517	5,797	2,545	—	—
Farmland	277	—	339	—	—

Totals	$118,715	$29,551	$16,234	$—	$—

Total:
Commercial - Non Real Estate	$14,904	$3,307	$1,071	$—	$—
Commercial Real Estate	$85,025	$20,189	$11,916	$—	$—
Construction & Development	$18,786	$6,055	$3,247	$—	$—

Totals	$118,715	$29,551	$16,234	$—	$—

	December 31, 2012
		Special
Internal Risk Rating Grades	Pass	Mention	Substandard	Doubtful	Loss
Commercial - Non Real Estate	$17,728	$2,671	$2,593	$—	$—
Commercial Real Estate
Owner occupied	32,843	13,902	8,986	—	—
Income producing	25,537	13,411	8,639	—	—
Multifamily	5,197	1,956	56	—	—
Construction & Development
1 - 4 Family	1,346	275	388	—	—
Other	15,246	8,817	2,262	—	—
Farmland	280	—	362	—	—

Totals	$98,177	$41,032	$23,286	$—	$—

Total:
Commercial - Non Real Estate	$17,728	$2,671	$2,593	$—	$—
Commercial Real Estate	$63,577	$29,269	$17,681	$—	$—
Construction & Development	$16,872	$9,092	$3,012	$—	$—

Totals	$98,177	$41,032	$23,286	$—	$—

All consumer-related loans, including residential real estate and non-real estate, are evaluated and monitored based upon payment activity. Once a consumer-related loan becomes past due on a recurring basis, the Company will pull that loan out of the homogenized pool and evaluate it individually for impairment. At this time, the consumer-related loan may be placed on the Company’s internal watch list and risk rated either special mention or substandard, depending upon the individual circumstances. Consumer-related loans at September 30, 2013 and December 31, 2012, segregated by class of loans, were as follows (dollars in thousands):

	September 30, 2013		December 31, 2012
		Non-		Non-
Risk Based on Payment Activity	Performing	Performing	Performing	Performing
Residential
Equity Lines	$27,981	$98	$29,369	$93
1 - 4 Family	78,481	814	69,619	1,663
Junior Liens	1,121	—	1,313	—
Consumer - Non Real Estate
Credit Cards	—	—	—	—
Other	2,630	1	3,158	—

Totals	$110,213	$913	$103,459	$1,756

Total:
Residential	$107,583	$912	$100,301	$1,756
Consumer - Non Real Estate	$2,630	$1	$3,158	$—

Totals	$110,213	$913	$103,459	$1,756

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

Changes in the allowance for loan losses by segment, since their respective year-end, are as follows (dollars in thousands):

	September 30, 2013					September 30, 2012
	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance
Commercial - Non Real Estate	$1,209	$(107)	$1,605	$(2,320)	$387	$2,247	$(382)	$306	$(773)	$1,398
Commercial Real Estate
Owner occupied	1,359	(290)	549	(284)	1,334	1,794	(550)	67	237	1,548
Income producing	773	(21)	20	13	785	547	(1,170)	47	1,359	783
Multifamily	78	—	—	(19)	59	80	—	—	5	85
Construction & Development
1 - 4 Family	78	(5)	—	(24)	49	58	(99)	1	121	81
Other	728	—	9	(177)	560	661	(1,019)	166	939	747
Farmland	—	(21)	—	24	3	—	—	—	—	—
Residential
Equity Lines	314	(207)	33	210	350	279	(25)	7	20	281
1 - 4 Family	1,267	(620)	468	247	1,362	1,168	(1,073)	114	1,073	1,282
Consumer - Non Real Estate	98	(38)	28	(29)	59	143	(62)	25	26	132
Unallocated	986	—	—	281	1,267	1,124	—	—	(11)	1,113

Total	$6,890	$(1,309)	$2,712	$(2,078)	$6,215	$8,101	$(4,380)	$733	$2,996	$7,450

As of September 30, 2013 and December 31, 2012, loans were evaluated for impairment as follows (dollars in thousands):

	Individually Evaluated for Impairment
	September 30, 2013		December 31, 2012
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$31	$2,360	$45	$3,227
Commercial Real Estate
Owner occupied	130	9,360	153	9,779
Income producing	107	11,113	164	11,781
Multifamily	20	1,233	43	1,311
Construction & Development
1 - 4 Family	9	363	7	388
Other	102	5,300	144	5,579
Farmland	—	339	—	362
Residential
Equity Lines	—	98	—	93
1 - 4 Family	242	14,531	199	13,431
Consumer - Non Real Estate	—	74	—	84
Unallocated	—	—	—	—

Total	$641	$44,771	$755	$46,035

	Collectively Evaluated for Impairment
	September 30, 2013		December 31, 2012
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$356	$16,922	$1,164	$19,765
Commercial Real Estate
Owner occupied	1,204	49,579	1,206	45,952
Income producing	678	39,167	609	35,806
Multifamily	39	6,678	35	5,898
Construction & Development
1 - 4 Family	40	1,250	71	1,621
Other	458	20,559	584	20,746
Farmland	3	277	—	280
Residential
Equity Lines	350	27,981	314	29,369
1 - 4 Family	1,120	65,885	1,068	59,164
Consumer - Non Real Estate	59	2,557	98	3,074
Unallocated	1,267	2,877	986	2,664

Total	$5,574	$233,732	$6,135	$224,339

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

The Company’s risk of loss related to unfunded loan commitments and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table presents a summary of outstanding financial instruments whose contract amounts represent credit risk as of September 30, 2013 (dollars in thousands):

Unfunded loan commitments	$28,461
Financial standby letters of credit	181

Total unused commitments	$28,642

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

The following table summarizes the Company’s assets measured at fair value at the dates indicated (dollars in thousands):

	At September 30, 2013
	Total	Level 1	Level 2	Level 3

Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$41,668	$—	$41,668	$—
State and municipals	10,167	—	10,167	—
Mortgage-backed	40,056	—	40,056	—
Assets valued on a non-recurring basis
Impaired loans	44,130	—	44,130	—
Other real estate owned	1,386	—	1,386	—

Total	$137,407	$—	$137,407	$—

	At December 31, 2012
	Total	Level 1	Level 2	Level 3

Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$48,118	$—	$48,118	$—
State and municipals	10,326	—	10,326	—
Mortgage-backed	46,492	—	46,492	—
Assets valued on a non-recurring basis
Impaired loans	45,280	—	45,280	—
Other real estate owned	4,976	—	4,976	—

Total	$155,192	$—	$155,192	$—

NOTE 9. BORROWED FUNDS

A summary of the Company’s outstanding borrowings and the annual rate of interest currently payable on each category is presented in the following table at the dates indicated (dollars in thousands):

	September 30, 2013		December 31, 2012
	Outstanding Balance	Annual Interest Rate	Outstanding Balance	Annual Interest Rate

Securities sold under overnight repurchase agreements	$544	0.14%	$362	0.10%
Securities sold under term repurchase agreements	45,000	4.38	45,000	4.38
Trust preferred securities	5,155	3.16	5,155	3.25
Subordinated debt	2,700	4.00	2,700	4.00

Total borrowed funds	$53,399	4.20%	$53,217	4.22%

The Bank engages from time-to-time in federal funds purchases from upstream correspondent institutions to meet temporary funding needs. There were none of these transactions outstanding at the close of either period presented in the above table.

The Bank had a total of $45.0 million of borrowings in the form of securities sold under term repurchase agreements that were entered into during 2008. These borrowings are secured by marketable investment securities equal to approximately 109.5% of the principal balances outstanding plus accrued interest and the value of an imbedded interest rate cap. The following table contains certain pertinent information with respect to these agreements at September 30, 2013 (dollars in thousands):

	Outstanding Principal Balance	Annual Effective Interest Rate	Final Maturity Date	Beginning Quarterly Call Dates	Collateral Requirement
Agreement dated 7/8/2008	$25,000	4.85%	7/8/2018	7/8/2013	$7,382
Agreement dated 8/20/2008	20,000	3.78	8/20/2015	8/20/2011	3,583

Total	$45,000	4.38%			$10,965

The Bank utilizes borrowings from the Federal Home Loan Bank (“FHLB”) as a source of liquidity. At September 30, 2013, the Bank had immediately available credit of $7.6 million. There were no advances from the FHLB at quarter-end.

During 2008, the Company issued $5.2 million of junior subordinated debentures to its wholly owned capital trust, Bank of the Carolinas Trust I (the “Trust”), which, in turn, issued $5.0 million in trust preferred securities having a like liquidation amount and $155,000 in common securities (all common securities are owned by the Company). The Company has fully and unconditionally guaranteed the Trust’s obligations related to the trust preferred securities. The Trust has the right to redeem the trust preferred securities in whole or in part at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.

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

NOTE 10. STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company has 3.0 million shares of preferred stock authorized. There were 13,179 shares of preferred stock issued and outstanding with a $1,000 per share liquidation preference on September 30, 2013 and December 31, 2012. All of the shares were issued on April 17, 2009 in connection with the Company’s participation in the U.S. Treasury’s TARP Capital Purchase Program.

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

At September 30, 2013 and December 31, 2012, the cumulative amount of dividends in arrears not declared was $1.7 million and $1.2 million, respectively.

Common Stock:

The Company has 15.0 million shares of $5 par value common stock authorized. There were 3,895,840 shares of common stock issued and outstanding at September 30, 2013 and December 31, 2012, respectively.

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

An evaluation of the probability of being able to realize the future benefits of deferred tax assets is made. A valuation allowance is provided for the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management has established a deferred tax asset valuation allowance as of September 30, 2013 of $14.5 million. There was a $14.4 million valuation allowance as of December 31, 2012. The valuation allowance has been established because management believes current overall credit trends, as well as actual and forecasted performance, raise significant concern over the ability of the Company to realize the components of its deferred tax assets relating to net operating losses and the allowances for losses on loans and OREO.

NOTE 12. GOING CONCERN

Going Concern Considerations

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In making this assessment, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of September 30, 2013. The Company had a history of profitable operations prior to 2008 and sufficient sources of liquidity to meet its short-term and long-term funding needs.

The effects of the 2007 – 2009 recession were felt across many industries, with financial services and real estate being particularly hard-hit. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, including residential construction and development loans, experienced a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans made by the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011. The significant losses in 2010, 2011, and 2012, which were primarily related to credit losses and the valuation allowance on deferred tax assets, reduced the Company’s capital levels. In order to again become well capitalized under federal banking agencies’ guidelines, management believes that the Company will need to raise additional capital to recapitalize the Bank and to absorb the potential future credit losses associated with the disposition of its nonperforming assets. Accordingly, management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity in public or private offerings. Management is actively evaluating a number of potential capital sources, asset reductions, and other balance sheet management strategies with the goal of increasing its level of regulatory capital to support its balance sheet long-term. Management is currently attempting to reduce and otherwise restructure the Company’s balance sheet to improve capital ratios.

There are significant barriers to the success of any plan to issue additional equity in public or private offerings. An equity financing transaction would result in substantial dilution to the Company’s current stockholders and could adversely affect the market price of the Company’s common stock. There can be no assurance as to whether these efforts will be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, due to existing regulatory restrictions on cash payments and dividends between the Bank and the Company, the Company may be unable to discharge its liabilities in the normal course of business. There can be no assurance that the Company will be successful in any efforts to raise additional capital.

Both the Company and the Bank actively manage liquidity and cash flow needs. The Bank is prohibited from declaring or paying dividends without prior approval of the FDIC and the North Carolina Commissioner of Banks and the Company is prohibited from declaring or paying dividends without the prior approval from the Federal Reserve. Even if these requirements were not in place, the Company does not intend to declare or pay dividends to stockholders at any time in the foreseeable future. At September 30, 2013, the Company had $7.0 million of cash and cash equivalents. The Company has no long-term debt maturing in 2013 or 2014.

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

Deferring Preferred Stock and Trust Preferred Securities Payments – The Company began deferring the payment of cash dividends on its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, in February 2011, as well as the payment of interest on the junior subordinated notes related to its outstanding trust preferred securities to enhance the Company’s liquidity. The expense associated with trust preferred securities continues to accrue and is reflected in the Company’s Consolidated Statements of Operations. Accrued but unpaid dividends on preferred stock are shown as an increase to net loss to derive net income or loss to common stockholders in the Consolidated Statements of Operations.

Balance Sheet Reduction – Management has implemented strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At September 30, 2013, risk-weighted assets had been reduced by $47.6 million since December 31, 2011. Reductions occurred primarily in the commercial loan portfolio. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in brokered and institutional CDs by $42.7 million since December 31, 2011.

Earnings – In June 2011, the Bank retired $10.0 million in FHLB advances and paid an early redemption penalty of $273,000 to the FHLB for the retirement of these advances. In November 2011, the Bank retired an additional advance of $10.0 million due to the FHLB and paid an early redemption penalty of $7,000. The advances had a remaining average life of 1.0 year and an average interest rate of 1.21%. The Bank is prohibited from accepting or rolling over any brokered certificates of deposit. As the brokered CDs have matured, the Bank replaces these funds with institutional certificates of deposit with average interest rates of 0.56% as needed. In 2012 and continuing into 2013, the Bank was able to start returning loans, previously in a non-accrual status, to accrual status after six months of payment performance. As a result of these changes, the Bank expects a positive impact on its net interest margin in 2013.

Additional Capital – The Company has engaged investment banking firms and is working to secure investors in a capital raise plan that may include issuing common stock, preferred stock or a combination of both, debt, or other financing alternatives that may be treated as capital for capital adequacy ratio purposes. Currently, the Company is working diligently to raise additional capital; however, there are no assurances that an offering will be completed or that the Company will succeed in this endeavor. In addition, a transaction would more likely than not involve equity financing, resulting in substantial dilution to current stockholders and an adverse effect on the price of the Company’s common stock. The Company’s ability to raise capital depends to a large degree on the current capital markets and on its financial performance. Available capital markets may not be favorable, and the Company cannot be certain of its ability to raise capital on any terms.

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

Capital Requirements. While the Order is in effect, the Bank must maintain a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 10%. If the Bank’s capital ratios are below these levels as of the date of any call report or regulatory examination, the Bank must, within 30 days from receipt of a written notice of capital deficiency from its regulators, present a plan to increase capital to meet the requirements of the Order. At September 30, 2013, the Bank was not in compliance with the capital requirements contained in the Order.

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

Brokered Deposits. The Order provides that the Bank may not accept, renew, or roll over any brokered deposits unless it is in compliance with the requirements of the FDIC regulations governing brokered deposits. These regulations prohibit undercapitalized institutions from accepting, renewing, or rolling over any brokered deposits and also prohibit undercapitalized institutions from soliciting deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution’s market area. An “adequately capitalized” institution may not accept, renew, or roll over brokered deposits unless it has applied for and been granted a waiver by the FDIC. As of September 30, 2013, the Bank was classified as “ significantly undercapitalized.”

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

CHANGES IN FINANCIAL CONDITION

Total Assets

At September 30, 2013, total assets were $427.9 million, a decrease of 2.2% compared to $437.4 million at December 31, 2012. The asset decrease was primarily the result of reductions in investment securities due to maturities and calls. The Company had earning assets of $400.1 million at September 30, 2013 consisting of $278.5 million in loans, $92.9 million in investment securities, and $28.7 million in temporary investments. Stockholders’ equity was $6.2 million at September 30, 2013 compared to $9.1 million at December 31, 2012. The decrease in stockholders’ equity was primarily the result of increased unrealized losses, net of taxes, included in other comprehensive loss.

Investment Securities

Investment securities totaled $92.9 million at September 30, 2013, compared to $106.9 million at December 31, 2012. The decrease was primarily a result of the maturity of a corporate security and agency calls. A summary of the Company’s investment securities holdings by major category at September 30, 2013 and December 31, 2012 is included in Note 3 of “Notes to Consolidated Financial Statements”.

Loans and Allowance for Loan Losses

At September 30, 2013, the loan portfolio totaled $278.5 million and represented 65.1% of total assets compared to $270.4 million or 61.8% of total assets at December 31, 2012. Total loans at September 30, 2013 increased $8.1 million or 3.0% from December 31, 2012. The increase in loans outstanding in the nine-month period is the result of net recoveries of $1.4 million and new loans originated in excess of principal repayments. Loan demand has increased during the third quarter of 2013. Real estate loans, including commercial real estate, constituted approximately 90% of the loan portfolio, and commercial business and other loans comprised approximately 10% of the total loan portfolio at both September 30, 2013 and December 31, 2012.

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

The allowance for loan losses at September 30, 2013, amounted to $6.2 million, a decrease of $675,000, or 9.8% from December 31, 2012. The allowance consists of specific reserves of $641,000 and a general allowance $5.6 million. The Bank’s provisions for loan losses amounted to a reversal of $2.1 million during the nine months ended September 30, 2013 compared to a $3.0 million provision during the nine months ended September 30, 2012. The loan loss provision for 2013 reflects a specific recovery of a $1.25 million loan that was previously charged off in 2011. While the Company has not participated in “subprime” lending activities, we were affected by the economic downturn in our markets. We continue to work with our customers with troubled credit relationships to the extent that it is reasonably possible.

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

The following table summarizes information regarding our nonaccrual loans, other real estate owned, and 90-day and over past due loans as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Loans accounted for on a nonaccrual basis:
Real estate loans:
1-4 family residential	$2,545	$2,491
Commercial real estate	3,278	4,153
Construction and development	1,003	880

Total real estate loans	6,826	7,524
Commercial business and other loans	478	202
Consumer loans	1	7

Total nonaccrual loans	7,305	7,733
Accruing loans which are contractually past due 90 days or more	—	—

Total nonperforming loans	7,305	7,733
Other real estate owned	1,386	4,976

Total nonperforming assets	$8,691	$12,709

Total nonperforming loans as a percentage of loans	2.62%	2.86%
Allowance for loan losses as a percentage of total nonperforming loans	85.08%	89.10%
Allowance for loan losses as a percentage of total loans	2.23%	2.55%
Total nonperforming assets as a percentage of loans and other real estate owned	3.11%	4.62%
Total nonperforming assets as a percentage of total assets	2.03%	2.91%

Deposits

The Company’s deposit services include business and individual checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRA deposits and certificates of deposit. At September 30, 2013, total deposits were $365.7 million compared to $373.0 million at December 31, 2012. The September 30, 2013 amount represents a decrease of 2.0% from December 31, 2012, which is mainly recognized in customer time deposits and brokered CDs. At September 30, 2013, the deposit mix was comparable to December 31, 2012.

The following table presents a breakdown of our deposit base at September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012

Noninterest bearing demand deposits	$35,323	$36,622
Interest checking deposits	39,790	37,768
Savings deposits	14,923	13,531
Money market deposits	96,990	97,928
Customer time deposits	178,668	172,039
Brokered certificates of deposit	—	15,084

Total deposits	$365,694	$372,972

Time deposits $100,000 or more:
Brokered certificates of deposit	$—	$15,084
Customer time deposits issued in denominations of $100,000 or more	113,264	101,042

Total time deposits issued in denominations of $100,000 or more	$113,264	$116,126

As a percent of total deposits:
Noninterest bearing demand deposits	9.66%	9.82%
Interest checking deposits	10.88	10.13
Savings deposits	4.08	3.63
Money market deposits	26.52	26.26
Customer time deposits	48.86	46.13
Brokered certificates of deposit	0.00	4.04

Total time deposits issued in denominations of $100,000 or more	30.97	31.14

Liquidity

Liquidity management is the process of managing assets and liabilities, as well as their maturities, to ensure adequate funding for loan and deposit activities. Sources of liquidity come from both balance sheet and off-balance sheet sources. We define balance sheet liquidity as the relationship that net liquid assets have to unsecured liabilities. Net liquid assets are the sum of cash and cash items, less required reserves on demand and interest checking deposits, plus demand deposits due from banks, plus temporary investments, including federal funds sold, plus the fair value of investment securities, less collateral requirements related to public funds on deposit and repurchase agreements. Unsecured liabilities are equal to total liabilities less required cash reserves on noninterest-bearing demand deposits and interest checking deposits less the outstanding balances of all secured liabilities, whether secured by liquid assets or not. We consider off-balance sheet liquidity to include unsecured federal funds lines from other banks and loan collateral which may be used for additional advances from the Federal Home Loan Bank. As of September 30, 2013 our balance sheet liquidity ratio (net liquid assets as a percent of unsecured liabilities) amounted to 17.34% and our total liquidity ratio (balance sheet plus off-balance sheet liquidity) was 19.05%.

In addition, we have the ability to borrow $10.0 million from the discount window of the Federal Reserve subject to our pledge of marketable securities, which could be used for temporary funding needs. We also have the ability to borrow from the Federal Home Loan Bank on similar terms. While we consider these arrangements sources of back-up funding, we do not consider them as liquidity sources because they require our pledge of liquid assets as collateral. We regularly borrow from the Federal Home Loan Bank as a normal part of our business. These advances, of which there were none at September 30, 2013, are secured by various types of real estate-secured loans. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at September 30, 2013 is adequate to meet its operating needs.

Interest Rate Sensitivity

Fluctuating interest rates, increased competition, and changes in the regulatory environment continue to significantly affect the importance of interest rate sensitivity management. Rate sensitivity arises when interest rates on assets change in a different period of time or in a different proportion to interest rates on liabilities. The primary objective of interest rate sensitivity management is to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. The Company uses an asset/liability simulation model to project potential changes to the Company’s net interest margin, net income, and economic value of equity based on simulated changes to market interest rates, namely the prime rate. Our goal is to maintain an interest rate sensitivity position as close to neutral as practicable whereby little or no change in interest income would occur as interest rates change. On September 30, 2013, we were cumulatively liability sensitive for the next twelve months, which means that our interest bearing liabilities would reprice more quickly than our interest bearing assets. Theoretically, our net interest margin will decrease if market interest rates rise or increase if market interest rates fall. However, the repricing characteristic of assets is different from the repricing characteristics of funding sources. Therefore, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

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

As described above, the Bank is subject to a consent order issued by the FDIC and the North Carolina Office of the Commissioner of Banks and the Company is party to a written agreement with the Federal Reserve Bank of Richmond. These regulatory agreements require that the Bank maintain capital levels in excess of normal regulatory minimums, including a Leverage Capital Ratio of at least 8.0% and a Total Risk-Based Capital Ratio of at least 10.0%, and that the Company and the Bank seek the approval of their respective regulators prior to the payment of any cash dividend. At September 30, 2013, the Bank was not in compliance with the minimum capital requirements set forth in the consent order. As a result, the Bank was required to present its federal and state regulators with a plan to increase its capital ratios to the required percentages. The Bank hired a consultant to help formulate this plan and assist in the exploration of other strategic alternatives.

At September 30, 2013, the Company’s leverage and Tier 1 risk-weighted Capital Ratios were 1.95% and 2.60%, respectively, which are below the minimum level required by regulatory guidelines. At September 30, 2013, the Company’s Total risk-weighted Capital Ratio was 5.65%, which is below the minimum level required by regulatory guidelines. At September 30, 2013, the Bank’s leverage and Tier 1 risk-weighted Capital Ratios were 3.38% and 4.51%, respectively, which are below the minimum levels required by regulatory guidelines. At September 30, 2013, the Bank’s Total risk-weighted Capital Ratio was 5.77%, which is below the minimum level required by regulatory guidelines. At September 30, 2013, the Bank’s leverage and Total risk-weighted Capital Ratios were both non-compliant with the levels specified in the above referenced consent order with bank regulators. Banks are placed into one of five capital categories based on the above three separate capital ratios. The five categories are “well-capitalized,” “adequately capitalized,” “under-capitalized,” “significantly under-capitalized,” and “critically under-capitalized.” The Bank was considered “significantly under-capitalized” as of September 30, 2013.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 and 2012

Overview. For the three months ended September 30, 2013, the Company had net income available to common shareholders of $147,000, or $0.04 per common share. This compares to a net loss of $3.2 million, or $0.82 per common share, for the three months ended September 30, 2012. Costs related to compliance with the Consent Order with the FDIC and the North Carolina Officer of the Commissioner of Banks and the Written Agreement with the Federal Reserve Bank of Richmond are now minimal.

Net Interest Income. The Company’s net interest income for the three months ended September 30, 2013 totaled $2.7 million compared to $3.0 million at September 30, 2012. Net interest income decreased due to the reduction of $32.0 million in interest earning assets compared to September 30, 2012. The net interest margin increased 1 basis point from 2.71% in the third quarter of 2012 to 2.72% in the third quarter of 2013.

Provision for Loan Losses. The loan loss provision amounted to a reversal of $920,000 for the quarter ended September 30, 2013, a decrease of $2.4 million, or 162.5%, from the $1.5 million provision recorded in the comparable quarter of 2012. Net recoveries totaled $737,000 in the third quarter of 2013 compared to net charge-offs of $1.6 million in the third quarter of 2012.

Noninterest Income. Noninterest income totaled $380,000 for the three months ended September 30, 2013 compared to $391,000 for the comparable three-month period of 2012. Noninterest income includes customer service charges on deposit accounts, bank owned life insurance, and gains on investment securities. Noninterest income remained relatively flat for the three months ended September 30, 2013 and 2012.

Noninterest Expenses. Noninterest expenses totaled $3.6 million and $5.2 million for the three months ended September 30, 2013 and 2012, respectively. Excluding the decrease of other real estate expenses of $1.2 million, noninterest expenses for the three months ended September 30, 2013 decreased by $466,000. Other noninterest expenses affecting overhead cost were: (1) FDIC insurance assessments, which decreased $45,000 due to the Company’s smaller balance sheet; (2) salaries and benefits, which decreased $112,000 due to staff reductions; and (3) consultant and attorney fees, which decreased $109,000 as a result of decreased needs.

Income Taxes. There was no provision for income taxes made for the third quarter of 2013 as compared to an income tax benefit of $383,000 for the third quarter of 2012. Our deferred tax asset has a value of $2.5 million at September 30, 2013 as compared to no value at September 30, 2012.

Nine Months Ended September 30, 2013 and 2012

Overview. For the nine months ended September 30, 2013, the Company had net loss available to common shareholders of $627,000, or $0.16 per common share. This compares to a net loss of $6.1 million, or $1.56 per common share, for the nine months ended September 30, 2012. The first nine months of 2013 reflected net recoveries related to loan loss and reduced expenses. Costs related to compliance with the Consent Order with the FDIC and the North Carolina Officer of the Commissioner of Banks and the Written Agreement with the Federal Reserve Bank of Richmond are now minimal.

Net Interest Income. The Company’s net interest income for the nine months ended September 30, 2013 totaled $7.9 million compared to $8.8 million at September 30, 2012. Net interest income decreased due to the reduction of $32.0 million in interest earning assets compared to September 30, 2012. The net interest margin increased 1 basis point from 2.71% at September 30, 2012 to 2.72% at September 30, 2013.

Provision for Loan Losses. The loan loss provision amounted to a reversal of $2.1 million for the nine months ended September 30, 2013, a decrease of $5.1 million, or 169.3%, from the $3.0 million provision recorded in the comparable period of 2012. Net recoveries totaled $1.4 million in the first nine months of 2013 compared to net charge-offs of $3.6 million in the first nine months of 2012. The loan loss provision reflects a specific recovery of a $1.25 million loan that was previously charged off in 2011.

Noninterest Income. Noninterest income totaled $1.1 million for the nine months ended September 30, 2013 compared to $3.7 million for the comparable nine-month period of 2012. Noninterest income includes customer service charges on deposit accounts, bank owned life insurance, and gains on investment securities. Excluding gains on sales of investment securities of $2.1 million and a nonrecurring gain on bank owned life insurance of $415,000 in 2012, noninterest income remained relatively flat for the nine months ended September 30, 2013 and 2012. There were no gains on investment securities recognized for the period ended September 30, 2013, which encompasses the large discrepancy in the year-to-date comparison.

Noninterest Expenses. Noninterest expenses totaled $11.0 million and $14.5 million for the nine months ended September 30, 2013 and 2012, respectively. Excluding the decrease of other real estate expenses of $1.7 million, noninterest expenses for the nine months ended September 30, 2013 decreased by $1.7 million. Other noninterest expenses affecting overhead cost were: (1) FDIC insurance assessments, which decreased $129,000 due to the Company’s smaller balance sheet; (2) salaries and benefits, which decreased $462,000 due to staff reductions; and (3) consultant and attorney fees, which decreased $618,000 as a result of decreased needs.

Income Taxes. There was no provision for income taxes made for the first nine months of 2013 as compared to an income tax expense of $409,000 for the first nine months of 2012. Our deferred tax asset has a value of $2.5 million at September 30, 2013 as compared to no value at September 30, 2012.

DISCLOSURES ABOUT FORWARD LOOKING STATEMENTS

Statements in this Report relating to plans, strategies, economic performance and trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts, may be forward-looking statements as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “ feels,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of our management about future events. Factors that could influence the accuracy of forward-looking statements include, but are not limited to (a) pressures on our earnings, capital and liquidity resulting from current and future conditions in the credit and capital markets, (b) continued or unexpected increases in nonperforming loans and credit losses in our loan portfolio, (c) adverse conditions in the economy and in the real estate market in our banking markets (particularly those conditions that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of collateral that secures our loans), (d) the financial success or changing strategies of our customers, (e) actions of government regulators, or changes in laws, regulations or accounting standards, that adversely affect our business, (f) changes in the interest rate environment and the level of market interest rates that reduce our net interest margins and/or the values of loans we make and securities we hold, and changes in general economic conditions and real estate values in our banking market (particularly changes that affect our loan portfolio, the abilities of our borrowers to repay their loans, and the values of loan collateral), (g) changes in competitive pressures among depository and other financial institutions or in our ability to compete effectively against other financial institutions in our banking markets, and (h) other developments or changes in our business that we do not expect. Although we believe that the expectations reflected in the forward-looking statements included in this Report are reasonable, they represent our management’s judgments only as of the date they are made, and we cannot guarantee future results, levels of activity, performance or achievements. As a result, readers are cautioned not to place undue reliance on these forward-looking statements. All forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements in this paragraph. We have no obligation, and do not intend to update these forward-looking statements.

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

As disclosed on its Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2011, the Company has notified the United States Department of the Treasury of its intent to defer the payment of its regular quarterly cash dividends on its fixed rate cumulative perpetual preferred stock, series A, issued to the Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program. Therefore, the Company is currently in arrears with the dividend payments on the series A preferred stock. As of September 30, 2013, the amount of the arrearage on the dividend payments for the series A preferred stock was $1,894,481.25.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed with this report.

31.01	Certification of our principal executive officer pursuant to Rule 13a-14(a)

31.02	Certification of our principal financial officer pursuant to Rule 13a-14(a)

32.01	Certification of our principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, in XBRL (eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: November 14, 2013	By:	/s/ Stephen R. Talbert
Stephen R. Talbert
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2013	By:	/s/ Megan W. Patton
Megan W. Patton
Vice President and Principal Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.01	Certification of our principal executive officer pursuant to Rule 13a-14(a)

31.02	Certification of our principal financial officer pursuant to Rule 13a-14(a)

32.01	Certification of our principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, in XBRL (eXtensible Business Reporting Language)*

*	Pursuant to Regulation 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.