Form 10-K
period 2013-12-31
Bank of the Carolinas CORP
filed 2014-03-26
CIK 1365997

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

            Securities registered pursuant to Section 12(b) of the Act:         None

            Securities registered pursuant to Section 12(g) of the Act:         Common Stock, $5.00 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☐                Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity), as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,221,000 (based on the closing price of such stock as of June 30, 2013).

On March 26, 2014, the number of outstanding shares of Registrant’s common stock was 3,895,840.

Documents Incorporated by Reference:

None

BANK OF THE CAROLINAS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

The Bank’s primary market area is in the Piedmont region of North Carolina where we are engaged in general commercial banking primarily in Davie, Randolph, Rowan, Cabarrus, Davidson, and Forsyth Counties. The Bank’s main office is located at 135 Boxwood Village Drive in Mocksville, North Carolina. Our main office in Mocksville and our Advance office are located in Davie County. Our other offices are located in Asheboro (Randolph County), Landis (Rowan County), Harrisburg and Concord (Cabarrus County), Lexington (Davidson County), and Winston-Salem (Forsyth County).

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

Investment Portfolio

On December 31, 2013, our investment portfolio consisted of U.S. government agency securities, state and municipal obligations, mortgage-backed securities issued by the Federal National Mortgage Association (“Fannie Mae”), the

Government National Mortgage Association (“Ginnie Mae”), and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and corporate obligations. Our securities are classified as both “held to maturity” and “available for sale.” We analyze their performance monthly and carry the available for sale securities on our books at their fair market values while carrying the held to maturity securities at their amortized cost. For additional analysis of investment security balances by type and maturities and average yields by security type, see Table VI. Investment Securities and Table VII. Investment Securities in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. For additional information regarding appreciation and depreciation by security type, and information relating to Other Than Temporary Impairment, see Note 2. Investment Securities in our Notes to Consolidated Financial Statements under Item 8.

Competition

Commercial banking in North Carolina is highly competitive, due in large part to our state’s early adoption of statewide branching. Over the years, federal and state legislation (including the elimination of many of the restrictions on interstate banking) has heightened the competitive environment in which all financial institutions conduct their business, and the potential for competition among financial institutions of all types has increased significantly. As of June 30, 2013 (the most recent date for which data is available), there were 27 other FDIC-insured institutions with offices in our banking market.

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

Employees

On December 31, 2013, we had approximately 101 full-time equivalent employees (including our executive officers). We are not party to any collective bargaining agreement with our employees, and we consider our relations with our employees to be good.

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

Source of Strength.    The Agreement requires that the Company take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank and to ensure that the Bank complies with the requirements of the consent order entered into between the North Carolina Commissioner of Banks, the FDIC and the Bank.

Dividends, Distributions, and other Payments.    The Agreement prohibits the Company’s payment of any dividends without the prior approval of the Federal Reserve Bank of Richmond and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. It also prohibits the Company from directly or indirectly taking any dividends or any other form of payment representing a reduction in capital from the Bank without the prior written approval of the Federal Reserve Bank of Richmond.

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

In its resolution of the problems of an insured depository institution in default or in danger of default, the FDIC generally is required to satisfy its obligations to insured depositors at the least possible cost to the DIF. In addition, the FDIC may not take any action that would have the effect of increasing the losses to the DIF by protecting depositors for more than the insured portion of deposits or creditors other than depositors. The FDIA authorizes the FDIC to settle all uninsured and unsecured claims in the insolvency of an insured bank by making a final settlement payment after the declaration of insolvency as full payment and disposition of the FDIC’s obligations to claimants. The rate of the final settlement payments will be a percentage rate determined by the FDIC reflecting an average of the FDIC’s receivership recovery experience.

North Carolina Banking Law Modernization Act.    On October 1, 2012, as a result of the recommendations of the Joint Legislative Study Commission on the Modernization of North Carolina Banking Laws, legislation went into effect that comprehensively modernizes North Carolina’s banking laws for the first time since the Great Depression. As a result of the legislation, Articles 1 through 10, 12, and 13 of Chapter 53 of the North Carolina General Statutes were repealed, and new Chapter 53C, entitled “Regulation of Banks,” became law. Major changes enacted by the law include: a comprehensive list of definitions enhancing the clarity and meaning of the various sections of North Carolina’s banking law, a broader reliance on the North Carolina Business Corporations Act, and incorporation of modern concepts of capital adequacy and regulatory supervision. On April 16, 2013, a bill was signed into law making certain technical corrections and clarifications to Chapter 53C.

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

•

the creation of the Consumer Financial Protection Bureau, which is authorized to promulgate and enforce consumer protection regulations relating to financial products, affecting both banks and non-bank financial companies;

•	the establishment of strengthened capital and prudential standards for banks and bank holding companies;

•	enhanced regulation of financial markets, including derivatives and securitization markets;

•	the elimination of certain trading activities by banks;

•

a permanent increase of FDIC deposit insurance to $250,000 per deposit category and an increase in the minimum DIF reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits;

•

amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations; and

•	new disclosure and other requirements relating to executive compensation and corporate governance.

As required by the Dodd-Frank Act, federal regulators have adopted regulations to (1) increase capital requirements on banks and bank holding companies pursuant to Basel III, and (2) implement the so-called “Volcker Rule” of the Dodd-Frank Act, which significantly restricts certain activities by covered bank holding companies, including restrictions on proprietary trading and private equity investing. Additional information on these regulations can be found below under the headings Volcker Rule and Implementation of Basel III Capital Rules.

Many of the regulations to implement the Dodd-Frank Act have not yet been published for comment or adopted in final form and/or will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the Bank, our customers, or the financial industry more generally. Individually and collectively, these proposed regulations resulting from the Dodd-Frank Act may materially and adversely affect the Company’s and the Bank’s business, financial condition, and results of operations. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future.

Volcker Rule.    The final rules adopted on December 10, 2013, to implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule,” prohibit insured depository institutions and companies affiliated with insured depository institutions from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments, for their own account. The final rules also impose limits on banking entities’ investments in, and other relationships with, hedge funds or private equity funds. These rules will become effective on April 1, 2014. Certain collateralized debt obligations (“CDOs”), securities backed by trust preferred securities which were initially defined as covered funds subject to the investment prohibitions, have been exempted to address the concern that many community banks holding such CDOs may have been required to recognize significant losses on those securities.

Like the Dodd-Frank Act, the final rules provide exemptions for certain activities, including market making, underwriting, hedging, trading in government obligations, insurance company activities, and organizing hedge funds or private equity funds. The final rules also clarify that certain activities are not prohibited, including acting as agent, broker, or custodian.

The compliance requirements under the final rules vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program and their management officials will be required to attest that the program is reasonably designed to achieve compliance with the final rule. Independent testing and analysis of an institution’s compliance program will also be required. The final rules reduce the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program. Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we do not believe that they will require any material changes in our operations or business.

Gramm-Leach-Bliley Act.    The federal Gramm-Leach-Bliley Act, enacted in 1999 (the “GLB Act”), dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act permitted bank holding companies to become “financial holding companies” and, in general (1) expanded opportunities to affiliate with securities firms and insurance companies; (2) overrode certain state laws that would prohibit certain banking and insurance affiliations; (3) expanded the activities in which banks and bank holding companies may participate; (4) required that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with certain requirements; and (5) reorganized responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies. The GLB Act expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, while this expanded authority permits financial institutions to engage in additional activities, it also presents smaller institutions with challenges as larger competitors continue to expand their services and products into areas that are not feasible for smaller, community-oriented financial institutions. We are not a financial holding company.

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

In addition to the restrictions described above, other state and federal statutory and regulatory restrictions apply to the Bank’s payment of cash dividends. As an insured depository institution, federal law prohibits the Bank from making any capital distributions, including the payment of a cash dividend if it is “undercapitalized” (as that term is defined in the FDIA) or after making the distribution, would become undercapitalized. The Bank was considered “significantly undercapitalized” at December 31, 2013. If the FDIC believes that we are engaged in, or about to engage in, an unsafe or unsound practice, the FDIC may require, after notice and hearing, that we cease and desist from that practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. The FDIC has issued policy statements that provide that insured banks generally should pay dividends only from their current operating earnings, and, under the FDIA, no dividend may be paid by an insured bank while it is in default on any assessment due the FDIC. The Bank’s payment of dividends also could be affected or limited by other factors, such as events or circumstances which lead the FDIC to require (as further described below) that it maintain capital in excess of regulatory guidelines.

In the future, our ability to declare and pay cash dividends will be subject to our Board of Directors’ evaluation of our operating results, capital levels, financial and regulatory condition, future growth plans, general business and economic conditions, and tax and other relevant considerations.

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

As described above, the Bank is subject to a consent order issued by the FDIC and the North Carolina Commissioner of Banks. The consent order requires that the Bank maintain capital levels in excess of normal statutory minimums, including a Leverage Capital Ratio of at least 8% and a Total Capital Ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 10%.

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

Implementation of Basel III Capital Rules.    In July 2013, the federal banking regulators published the Basel III capital rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the December 2010 framework of the Basel Committee on Banking Supervision (the “Basel Committee”), known as “Basel III,” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III capital rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. risk-based capital rules.

The Basel III capital rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. These rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 Basel II capital accords. The Basel III capital rules also implement the requirements of the Dodd-Frank Act to remove references to credit ratings from the federal banking rules. The Basel III capital rules will be effective for the Company and the Bank on January 1, 2015, subject to a phase-in period.

The Basel III capital rules, among other things: (1) revise minimum capital requirements and adjust prompt corrective action thresholds; (2) revise the components of regulatory capital and create a new capital measure called “Tier

1 Common Equity” (“T1CE”), which must constitute at least 4.5% of risk-weighted assets; (3) specify that Tier 1 capital consists only of T1CE and certain “Additional Tier 1 Capital” instruments meeting specified requirements; (4) increase the minimum Tier 1 capital ratio requirement from 4% to 6%; (5) retain the existing risk-based capital treatment for 1–4 family residential mortgage exposures; (6) permit most banking organizations, including the Company and the Bank, to retain, through a one-time permanent election, the existing capital treatment for accumulated other comprehensive income; (7) implement a new capital conservation buffer of T1CE equal to 2.5% of risk-weighted assets, which will be in addition to the 4.5% T1CE ratio and will be phased in over a three-year period beginning January 1, 2016, which buffer is generally required in order for an institution to make capital distributions and pay executive bonuses; (8) increase capital requirements for past-due loans, high volatility commercial real estate exposures and certain short-term loan commitments; (9) require the deduction of mortgage servicing assets and deferred tax assets that exceed 10% of T1CE in each category and 15% of T1CE in the aggregate; and (10) remove references to credit ratings consistent with the Dodd-Frank Act and establish due diligence requirements for securitization exposures.

Compliance with the Basel III capital rules is required for most banking organizations beginning January 1, 2015, including the Company and the Bank, subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer and the regulatory capital adjustments and deductions. We are still in the process of assessing the impact that these complex new rules will have on the Company and the Bank.

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

The following table lists our and the Bank’s capital ratios at December 31, 2013. As described above, the Bank is subject to a consent order issued by the FDIC and the North Carolina Commissioner of Banks. The consent order requires that the Bank maintain capital levels in excess of normal statutory minimums, including a Leverage Capital Ratio of at least 8% and a Total Capital Ratio of at least 10%.

	Minimum required ratios	Required ratios to be considered “Well capitalized”	The Company’s capital ratios	The Bank’s capital ratios
Risk-based capital ratios:
Leverage Capital Ratio (Tier 1 Capital to fourth quarter average assets)	4.0%	5.0%	1.55%	3.08%
Tier 1 Capital Ratio (Tier 1 Capital to risk-weighted assets)	4.0%	6.0%	2.11%	4.21%
Total Capital Ratio (Total Capital to risk-weighted assets)	8.0%	10.0%	4.23%	5.47%

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

U.S. Treasury’s Troubled Asset Relief Program (TARP) Capital Purchase Program.    On April 17, 2009, we issued Series A Preferred Stock in the amount of $13.179 million and a warrant to purchase 475,204 shares of our common stock to the U.S. Treasury as a participant in the TARP Capital Purchase Program. The Series A Preferred Stock qualifies as Tier 1 capital for purposes of regulatory capital requirements and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Unless all accrued dividends on the Series A Preferred Stock have been paid in full, (1) no dividends may be declared or paid on our common stock, and (2) we may not repurchase any of our outstanding common stock. We began deferring dividend payments on our Series A Preferred Stock in February 2011. In addition, until the U.S. Treasury ceases to own our securities sold under the TARP Capital Purchase Program, the compensation arrangements for our senior executive officers must comply in all respects with the U.S. Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009, and the rules and regulations thereunder.

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

Deposit Insurance.    The Bank’s deposits are insured up to limits set by the DIF. The DIF was formed on March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). The Reform Act established a range of 1.15% to 1.50% within which the FDIC may set the Designated Reserve Ratio (the “reserve ratio”). The Dodd-Frank Act gave the FDIC greater discretion to manage the DIF, raised the minimum DIF reserve ratio to 1.35%, and removed the upper limit of 1.50%. In 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed a comprehensive, long-range plan for management of the DIF. As part of this comprehensive plan, the FDIC has adopted a final rule to set the reserve ratio at 2.0%.

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

Ability-to-Repay and Qualified Mortgage Rule.    Pursuant to the Dodd-Frank Act, the Consumer Financial Protection Bureau (“CFPB”) issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z under the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a qualified mortgage is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount.

Consumer Laws and Regulations.    The Bank is also subject to other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair and Accurate Transactions Act, the Mortgage Disclosure Improvement Act and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

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

Item 2. Properties.

As of December 31, 2013, we owned the facilities housing six of our banking offices, and we leased the facilities housing our remaining two offices. In addition, we own an operations center which houses the finance, deposit operations, information technology, and loan administration departments of the Bank. Each of our banking offices is in good condition and fully equipped for our purposes. On December 31, 2013, our investment in premises and equipment (cost less accumulated depreciation) was approximately $11.3 million.

On February 8, 2013, we permanently closed our branch office in Cleveland, North Carolina. The lease associated with this property was terminated effective February 28, 2013.

On June 14, 2013, we permanently closed our branch office in King, North Carolina. The lease associated with this property is scheduled to expire on November 30, 2014.

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

The following table shows the reported high and low bid prices for shares of our common stock on the OTCQB marketplace and cash dividends declared on our common stock for each calendar quarter during 2013 and 2012:

	Sales price range				Cash Dividends Declared
Quarter	High		Low
2013 Fourth	$0.90		$0.54		$—
Third	1.55		0.41		—
Second	0.64		0.34		—
First	0.61		0.17		—

	Sales price range				Cash Dividends Declared
Quarter	High		Low
2012 Fourth	$0.41		$0.05		—
Third	0.49		0.13		—
Second	0.30		0.15		—
First	0.45	*	0.13	*	—

*	Since March 5, 2012

On December 31, 2013, there were approximately 1,810 total shareholders of our common stock, including 913 shareholders of record and approximately 897 holders whose shares were in street name.

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

Because the Company has no operations and conducts no business on its own other than owning the Bank, the discussion contained herein concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and its subsidiary are collectively referred to herein as the “Company” unless otherwise noted.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The notes to our audited financial statements for the years ended December 31, 2013, 2012, and 2011 contain a summary of our significant accounting policies. We believe our policies with respect to methodology for the determination of our allowance for loan losses, and our asset impairment judgments, such as the recoverability of other real estate values, involve a higher degree of complexity and require us to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, we consider the policies related to those areas critical.

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

Second, for all other loans, we divide the loan portfolio into groups or pools based on similarity of risk characteristics. Historical loss rates, which are an average of the most recent 12 quarters, are then applied to determine an appropriate allowance for each pool or group.

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

Management’s determination of the realization of the net deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income and the implementation of various tax plans to maximize realization of the deferred tax asset. As of December 31, 2013, a $14.7 million valuation allowance has been established primarily due to the possibility that all of the deferred tax asset associated with the allowance for loan losses may not be realized. See Note 10 Income Taxes in the notes to the audited consolidated financial statements for further disclosure on this matter.

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

Overview

Our net loss available to common shareholders was $1.4 million for 2013, $5.5 million for 2012, and $29.2 million for 2011. The loss in 2011 was driven by substantial increases in loan loss provisions due to deterioration in our loan portfolio, significant losses and net operating expenses associated with foreclosed real estate, as well as lost interest revenue caused by elevated levels of nonperforming assets. The loss in 2012 decreased compared to 2011, but higher provisions continued as loan demand declined. Costs related to foreclosed real estate continued into 2012 as well. In 2013, significant improvements were made in levels of nonperforming assets compared to 2012 and 2011. The Company still has excessive cost related to its term repurchase agreements and FDIC insurance premiums.

In 2012, a reduced loan demand led to a decline of $37.5 million in our loan portfolio. An increased loan demand in 2013 led to an increase of $8.1 million in our loan portfolio. Given the prominence of real estate loans in our lending activities, it has been and continues to be a challenge to generate quality credit in sufficient volume to outpace payments.

We strive to serve the financial needs of small to medium-sized businesses and individuals in our market area, offering an array of financial products emphasizing superior customer service.

Real estate secured loans, including construction loans and loans secured by existing commercial and residential properties, made up almost 89% of our loan portfolio at December 31, 2013, with the remainder of our loans consisting of commercial and industrial loans and loans to individuals. We also offer certain loan products through associations with various mortgage lending companies. Through these associations, we originate 1-4 family residential mortgages, at both fixed and variable rates. We earn fees for originating these loans and transferring the loan package to the mortgage lending companies.

The deposit services we offer include small business and personal checking accounts, savings accounts, money market checking accounts and certificates of deposit. The Company concentrates on providing customer service to build its customer deposit base.

Additional funding includes advances from the Federal Home Loan Bank, term repurchase agreements from two money center financial institutions and federal funds lines of credit from correspondent banks.

Over 90% of our revenue (net interest income plus noninterest income) consisted of net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. Therefore, the levels of interest rates and our ability to effectively manage the effect that changes in interest rates have on net interest income can have a significant impact on revenue and results of operations. Results of operations may also be materially affected by our provision for loan losses, which was much higher during 2012 and 2011 than our long-term trend. In 2013, our provision for loan losses reflected a recovery. Service charges and fee income generated from customer services represented less than 10% of revenue in each of the past two years and represents an area of potential revenue growth. Noninterest expense is the third major driver of operating results along with net interest income and the provision for loan losses. Total noninterest expenses absorbed over 120% of our revenue in 2013 and 114% in 2012. Noninterest expenses include compensation and employee benefits, occupancy and equipment expenses, FDIC insurance premiums, expenses related to foreclosed real estate, professional services, expenditures for data processing services and various other costs of doing business.

In addition, due to the establishment of the valuation allowance against the deferred tax asset, there was no tax expense or benefit in 2013 and 2012. Results for 2011 were significantly impacted by a provision for income taxes of $4.5 million that was made to establish a deferred income tax valuation allowance to reduce the carrying value of the Company’s net deferred tax asset to zero, thereby increasing a loss before income taxes of $23.7 million to a net loss of $28.3 million.

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

Source of Strength.    The Agreement requires that the Company take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to the Bank and to ensure that the Bank complies with the requirements of the consent order entered into between the North Carolina Commissioner of Banks, the FDIC and the Bank.

Dividends, Distributions, and other Payments.    The Agreement prohibits the Company’s payment of any dividends without the prior approval of the Federal Reserve Bank of Richmond and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System. It also prohibits the Company from directly or indirectly taking any dividends or any other form of payment representing a reduction in capital from the Bank without the prior written approval of the Federal Reserve Bank of Richmond.

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

Financial Condition at December 31, 2013 and December 31, 2012

Total assets at December 31, 2013, decreased by $10.7 million or 2.4% to $426.7 million compared to $437.4 million at December 31, 2012. We had earning assets of $385.6 million at December 31, 2013 consisting of $273.7 million in accruing loans, $90.3 million in investment securities and $21.6 million in temporary investments. Stockholders’ equity was $4.8 million at December 31, 2013 compared to $9.1 million at December 31, 2012.

Loans.    Total loans increased by $8.1 million or 3.0% during the twelve months of 2013, from $270.4 million on December 31, 2012 to $278.5 million at December 31, 2013. On December 31, 2013, real estate loans made up 92.5% of total loans while commercial non-real estate loans comprised another 6.3% of the portfolio. Total loans represented 65.3% and 61.8% of our total assets on December 31, 2013 and 2012, respectively.

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, our loan portfolio yielded 4.76% for the year ending December 31, 2013 as compared to an average yield of 4.97% during 2012.

The following table contains selected data relating to the composition of our loan portfolio by type of loan on the dates indicated.

Table I.

Analysis of Loan Portfolio (dollars in thousands)

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential 1-4 family	$84,855	30.47%	$72,595	26.85%	$78,631	25.54%	$78,750	21.51%	$76,767	19.62%
Commercial real estate	117,463	42.18	110,527	40.88	126,849	41.20	161,839	44.20	161,904	41.38
Construction and development	27,049	9.71	28,976	10.72	33,081	10.74	35,310	9.64	41,580	10.63
Home equity	28,217	10.12	29,462	10.89	29,727	9.65	31,465	8.59	30,775	7.87

Total real estate loans	257,584	92.48	241,560	89.34	268,288	87.13	307,364	83.94	311,026	79.50
Commercial business loans	17,428	6.26	22,992	8.50	34,271	11.13	51,581	14.09	75,762	19.36
Consumer loans:
Installment	2,554	0.92	3,158	1.17	3,490	1.13	4,300	1.17	3,303	0.84
Other	944	0.34	2,664	0.99	1,858	0.61	2,908	0.80	1,174	0.30

Total loans	278,510	100.00%	270,374	100.00%	307,907	100.00%	366,153	100.00%	391,265	100.00%

Allowance for loan losses	(6,015)		(6,890)		(8,101)		(6,863)		(8,167)

Total loans, net	$272,495		$263,484		$299,806		$359,290		$383,098

The following table reflects the scheduled maturities of commercial real estate loans, construction and development loans, and commercial business loans (dollars in thousands):

	December 31, 2013
	1 year or less	After 1 year but within 5 years	After 5 years	Total
Commercial real estate loans	$26,246	$57,584	$33,633	$117,463
Constructions and development loans	9,913	11,989	5,147	27,049
Commercial business loans	10,947	6,480	1	17,428

Total	$47,106	$76,053	$38,781	$161,940

The following table reflects the scheduled maturities of all fixed and variable interest rate loans (dollars in thousands):

	December 31, 2013
	1 year or less	After 1 year but within 5 years	After 5 years	Total
Loans with fixed interest rates	$31,472	$98,256	$92,192	$221,920
Loans with variable interest rates	16,382	12,603	27,605	56,590

Total	$47,854	$110,859	$119,797	$278,510

Allowance for Loan Losses.    On December 31, 2013, our allowance totaled approximately $6.0 million and amounted to 2.16% of total loans and 125.6% of our nonperforming loans. This compares to an allowance of $6.9 million, or 2.55% of loans and 89.1% of nonperforming loans at December 31, 2012 and $8.1 million, or 2.63% of loans and 42.5% of nonperforming loans as of December 31, 2011.

The following table contains an analysis of our allowance for loan losses for the time periods indicated.

Table II.

Summary of Loan Loss Experience (dollars in thousands)

	Year ended December 31,
	2013	2012	2011	2010	2009
Balance at beginning of year	$6,890	$8,101	$6,863	$8,167	$6,308
Provision for loan losses	(2,039)	2,359	17,565	6,441	5,547
Charge-offs:
Residential mortgage	(897)	(1,233)	(3,125)	(1,041)	(256)
Commercial real estate	(544)	(1,804)	(7,339)	(1,090)	(141)
Construction and development	(248)	(1,118)	(1,256)	(1,006)	(1,381)
Commercial business	(115)	(453)	(5,310)	(4,561)	(1,912)
Installment	(51)	(76)	(150)	(233)	(218)

Total charge-offs	(1,855)	(4,684)	(17,180)	(7,931)	(3,908)

Recoveries:
Residential mortgage	689	126	118	3	4
Commercial real estate	573	116	101	28	50
Construction and development	22	169	145	94	9
Commercial business	1,698	671	470	23	128
Installment	37	32	19	38	29

Total recoveries	3,019	1,114	853	186	220

Net (charge-offs) recoveries	1,164	(3,570)	(16,327)	(7,745)	(3,688)

Balance at end of year	$6,015	$6,890	$8,101	$6,863	$8,167

Ratio of net charge-offs (recoveries) during period to average loans outstanding	-0.42%	1.24%	4.78%	2.08%	0.92%
Ratio of allowance for loan losses to non-performing loans	125.6%	89.1%	42.5%	27.8%	88.5%
Ratio of allowances for loan losses to total loans	2.16%	2.55%	2.63%	1.87%	2.09%

During 2013, we incurred net loan recoveries of $1.2 million, compared to net loan charge-offs of $3.6 million in 2012 and $16.3 million in 2011. These levels of net recoveries and charge-offs produced a net recovery ratio of 0.42% for 2013 and net loss ratios of 1.24% for 2012 and 4.78% for 2011. The loss ratios for 2012 and 2011 were substantially higher than our longer-term trend which contributed to increased loan loss provisions in their respective years. The deterioration in our loan portfolio, as evidenced by rising loss ratios and nonperforming loans, resulted in the increases in our allowance for loan losses for 2011. By late 2012, our nonperforming loans had decreased significantly compared to the two prior years and we had our first quarter of net loan recoveries in five years. In 2013, continued efforts reduced nonperforming loans to loss ratios that compared to peers and a full year of net recoveries.

An analysis of the allowance for loan losses for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 is contained in the following table:

Table III.

Allocation of Allowance for Loan Losses (1) (dollars in thousands)

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential, 1-4 family	$1,218	20.25%	$1,267	18.39%	$1,168	14.42%	$1,078	15.71%	$721	8.83%
Commercial real estate	2,105	35.00	2,210	32.08	2,421	29.89	1,154	16.81	4,072	49.86
Construction and development	635	10.56	806	11.70	719	8.88	667	9.72	1,007	12.33
Home equity	332	5.51	314	4.55	279	3.44	459	6.69	93	1.14

Total real estate loans	4,290	71.32	4,597	66.72	4,587	56.63	3,358	48.93	5,893	72.16
Commercial business loans	176	2.93	1,209	17.55	2,247	27.74	2,252	32.81	2,165	26.51
Consumer loans:
Installment	44	0.73	98	1.42	143	1.77	161	2.35	104	1.27
Other	—	—	—	—	—	—	—	—	5	0.06
Unallocated	1,505	25.02	986	14.31	1,124	13.86	1,092	15.91	—	—

Total Loans	$6,015	100.00%	$6,890	100.00%	$8,101	100.00%	$6,863	100.00%	$8,167	100.00%

(1)	The allowance has been allocated on an approximate basis. The entire amount of the allowance is available to absorb losses occurring in any category. The allocation is not necessarily indicative of future losses.

Asset Quality.    Credit risks are inherent in making loans. We assess these risks and attempt to manage them effectively by adhering to internal credit underwriting policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies. A loan is placed in non-accrual status when, in our judgment, the collection of interest appears doubtful. Nonperforming assets are defined as nonaccrual loans, loans contractually past due for more than 90 days but still accruing interest, and foreclosed or idled properties. At December 31, 2013, the Company’s non-performing assets totaled $6.0 million, or 2.15% of loan-related assets, compared to $12.7 million, or 4.62% of loan-related assets at December 31, 2012.

On December 31, 2013, we had no loans that were delinquent over 90 days and still accruing interest, and $4.8 million that were in non-accrual status. Interest accrued, but not recognized as income on non-accrual loans, was approximately $170,000 during 2013. Compared to December 31, 2012, we had no loans that were delinquent over 90 days and still accruing interest, and $7.7 million that were in non-accrual status. Interest accrued, but not recognized as income on non-accrual loans, was approximately $159,000 during 2012.

“Other real estate owned,” also referred to as “OREO,” generally consists of all real estate, other than bank premises, that is owned or controlled by a financial institution, including real estate acquired through foreclosure. Financial institutions such as the Company typically acquire OREO through foreclosure or a deed in lieu of foreclosure after a borrower defaults on a loan.

Other real estate owned at December 31, 2013 amounted to $1.2 million compared to $5.0 million as of December 31, 2012. Other real estate is carried at the lower of cost or estimated net realizable value. During the year ended December 31, 2013 and 2012, $953,000 and $5.8 million of real property, respectively, was foreclosed on and transferred to OREO. Properties transferred to OREO are initially recorded at the lower of the loan balance or the fair value of the property, less estimated costs to sell the property at the date of the foreclosure. The $953,000 and $5.8 million transferred to OREO in 2013 and 2012 represents the fair value of the properties at the date of transfer. As a result of obtaining the fair values of these properties prior to transferring them to OREO, the Company charged $539,000 to the allowance for loan losses in 2013 and $2.2 million to the allowance for loan losses in 2012. As noted above, the Company also considers the estimated costs to sell a property when transferring a property to OREO. The Company takes the following factors into consideration when estimating the costs to sell a property:

-	potential discount for liquidation,
-	prior liens on the property,
-	taxes,

-	sales commissions, and
-	closing expenses.

The estimated cost to sell a property is subtracted from the fair value of the property prior to transferring the property to OREO.

The following table provides a roll-forward of OREO for the periods ended December 31, 2013, 2012, and 2011:

Table IV.

OREO Rollforward (dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Beginning Balance	$4,976	$8,524	$8,314
Additions from Transfers In	953	5,823	10,520
Valuation Adjustments	(539)	(2,040)	(3,449)
Gross Sales	(4,080)	(7,523)	(6,113)
Gross Gains (Losses)	(77)	192	(748)

Ending Balance	$1,233	$4,976	$8,524

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

The following table summarizes information regarding our nonperforming assets on December 31, 2013, 2012, 2011, 2010, and 2009.

Table V.

Nonperforming Assets (dollars in thousands)

	At December 31,
	2013	2012	2011	2010	2009
Loans accounted for on a nonaccrual basis:
Real estate loans:
Mortgage	$1,276	$2,491	$6,875	$4,071	$2,971
Commercial	2,192	4,153	9,167	15,176	1,606
Construction and development	851	880	1,764	2,274	1,488

Total real estate loans	4,319	7,524	17,806	21,521	6,065
Commercial business customers	463	202	1,246	3,068	3,151
Installment	6	7	10	101	8

Total nonaccrual loans	4,788	7,733	19,062	24,690	9,224
Accruing loans which are contractually past due 90 days or more	—	—	—	—	—

Total nonperforming loans	4,788	7,733	19,062	24,690	9,224
Other real estate owned	1,233	4,976	8,524	8,314	8,233

Total nonperforming assets	$6,021	$12,709	$27,586	$33,004	$17,457

Total nonperforming loans as a percentage of loans	1.72%	2.86%	6.19%	6.74%	2.36%
Total nonperforming assets as a percentage of loans and other real estate owned	2.15%	4.62%	8.72%	8.81%	4.37%
Total nonperforming assets as a percentage of total assets.	1.41%	2.91%	5.68%	6.17%	2.86%

Investment Securities.    Our investment securities totaled $90.3 million at December 31, 2013 and $106.9 million at December 31, 2012. Our investment portfolio includes U.S. Government Agency bonds, mortgage backed securities, state and municipal bonds and corporate subordinated debt of other financial institutions, all of which are classified as held to maturity or available for sale. Held to maturity securities are carried at amortized cost value and available for sale securities are carried at fair value.

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

Table VI.

Investment Securities (dollars in thousands)

	December 31,
	2013	2012	2011
U.S. Government agency securities	$40,930	$48,118	$44,259
State and municipal seurities	10,181	10,326	3,590
Mortgage-backed securities	38,204	46,492	61,571
Corporate securities	1,000	1,995	2,984

Total	$90,315	$106,931	$112,404

The following tables summarize information regarding the scheduled maturities, amortized cost, and weighted average yields on a tax equivalent basis for our investment securities portfolio on December 31, 2013 and 2012.

Table VII.

Investment Securities (dollars in thousands)

At December 31, 2013:

	1 year or less		Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
U.S. Government agency securities	$19,000	1.38%	$1,681	3.78%	$13,810	2.20%	$9,586	2.58%	$44,077	1.99%
State and municipal securities	—	—	508	2.50	10,079	2.69	572	2.38	11,159	2.67
Mortgage-backed securities	—	—	—	—	200	6.03	39,258	2.43	39,458	2.44
Corporate securities	—	—	1,000	3.75	—	—	—	—	1,000	3.75

Total investment securities	$19,000	1.38%	$3,189	3.57%	$24,089	2.44%	$49,416	2.46%	$95,694	2.28%

At December 31, 2012:

	1 year or less		Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
U.S. Government agency securities	$6,000	1.62%	$5,006	2.78%	$27,204	2.18%	$9,582	2.58%	$47,792	2.26%
State and municipal securities	—	—	508	2.50	8,066	2.59	1,790	2.64	10,364	2.60
Mortgage-backed securities	—	—	—	—	—	—	45,861	2.34	45,861	2.34
Corporate securities	995	7.79	—	—	1,000	3.86	—	—	1,995	5.82

Total investment securities	$6,995	2.50%	$5,514	2.75%	$36,270	2.32%	$57,233	2.39%	$106,012	2.39%

Deposits.    Our deposit service offerings include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. On December 31, 2013, total deposits were $366.2 million compared with $373.0 million on December 31, 2012. During the year, there were increases in interest-checking and savings deposits, with decreases in noninterest-checking, money markets, and time deposits.

Under FDIC regulations and the terms of the regulatory consent order discussed under the heading “Regulatory Action” above, we may not currently solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yield on insured deposits of comparable maturity in our market area or the market area where the deposits are being solicited.

Brokered deposits have decreased from $15.1 million at December 31, 2012 to none at December 31, 2013. On December 31, 2013, there were no brokered deposits as a percentage of total deposits as compared to 4.0% at December 31, 2012 and 10.3% as of December 31, 2011. Under FDIC regulations and the terms of the regulatory consent order discussed under the heading “Regulatory Action” above, we may not accept, renew, or roll over any brokered deposits unless it is in compliance with the requirements of the FDIC regulations governing brokered deposits. These regulations prohibit undercapitalized institutions, such as the Bank, from accepting, renewing, or rolling over any brokered deposits. On December 31, 2013, total time deposits issued in denominations of $100,000 or more made up approximately 31.7% of our total deposits as compared to 31.1% as of December 31, 2012 and 36.6% at December 31, 2011.

Retail deposits gathered through our branch network continue to be our principal source of funding. It is our intent to focus our efforts and marketing resources on the growth of our deposit base as we believe this to be the most effective long term strategy for profitable growth.

The following table summarizes our average deposits for the years ended December 31, 2013, 2012, and 2011.

Table VIII.

Deposit Mix (dollars in thousands)

	For the Years ended December 31,
	2013		2012		2011
	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
Interest-bearing deposits:
Interest-checking deposits	$39,910	0.34%	$37,421	0.38%	$36,829	0.55%
Money market and savings deposits	110,542	0.49	105,141	0.55	107,696	0.59
Time deposits	178,882	0.91	218,492	1.15	241,763	1.47

Total interest-bearing deposits	329,334	0.70	361,054	0.89	386,288	1.14
Noninterest-bearing demand deposits	35,365		37,555		36,984

Total deposits	$364,699	0.63%	$398,609	0.81%	$423,272	1.04%

The following table contains an analysis of our time deposits of $100,000 or more at December 31, 2013, 2012, and 2011.

	December 31,
	2013	2012	2011
	(dollars in thousands)
Remaining maturity of three months or less	$29,553	$29,580	$15,564
Remaining maturity of over three to twelve months	49,084	53,527	86,341
Remaining maturity of over twelve months	37,289	33,021	50,600

Total time deposits of $100,000 or more……………	$115,926	$116,128	$152,505

Borrowed Funds.    The following table summarizes our borrowings at December 31, 2013, 2012, and 2011.

Table IX.

Borrowed Funds (dollars in thousands)

	At December 31,
	2013		2012		2011
	Outstanding Balance	Average Rate	Outstanding Balance	Average Rate	Outstanding Balance	Average Rate
Federal funds purchased and securities sold under overnight repurchase agreements	$388	0.14%	$362	0.10%	$381	0.10%
Securities sold under term repurchase agreements	45,000	4.38	45,000	4.38	45,000	4.38
Federal Home Loan Bank advances	—	—	—	—	—	—
Trust preferred securities	5,155	3.19	5,155	3.25	5,155	3.49
Subordinated debt	2,700	4.00	2,700	4.00	2,700	4.00

Total borrowed funds	$53,243	4.21%	$53,217	4.22%	$53,236	4.24%

The following table presents our average balances as well as the average cost associated with those balances for the specified periods.

	For the years ended December 31,
	2013		2012		2011
	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
Federal funds purchased and securities sold under overnight repurchase agreements	$805	0.12%	$346	0.29%	$478	0.21%
Securities sold under term repurchase agreements	45,000	4.38	45,000	4.39	45,000	4.38
Federal Home Loan Bank advances	—	—	—	—	14,038	2.89
Trust preferred securities	5,155	3.51	5,155	3.59	5,155	3.30
Subordinated debt	2,700	4.00	2,700	4.00	2,700	4.00

Total borrowed funds	$53,660	4.21%	$53,201	4.26%	$67,371	3.94%

During 2008, we entered into term repurchase agreements with two money center financial institutions. These two borrowing arrangements total $45.0 million in the aggregate and currently bear interest at an effective annual blended rate of 4.38%. These borrowings were secured by marketable securities totaling approximately $55.5 million at December 31, 2013. The agreements have final maturity dates in July 2018 and August 2015 but may be terminated by the lenders beginning July 2013 and August 2011, respectively.

On December 31, 2013, we had no advances from the Federal Home Loan Bank (“FHLB”). We have immediate availability of $7.8 million as we have pledged our eligible one-to-four family mortgages, commercial real estate loans and home equity loans with aggregate outstanding principal balances of approximately $11.5 million.

During 2008, the Company issued $5.2 million of junior subordinated debentures to Bank of the Carolinas Trust I (the “Trust”), which, in turn, issued $5.0 million in trust preferred securities having a like liquidation amount and $155,000 in common securities (all of which are owned by the Company). The Company has fully and unconditionally guaranteed the Trust’s obligations related to the trust preferred securities. The Trust has the right to redeem the trust preferred securities in whole or in part, on or after March 26, 2013 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, the Trust may redeem the trust preferred securities in whole (but not in part) at any time within 90 days following the occurrence of a tax event, an investment company event or a capital treatment event at a special redemption price (as defined in the debenture). The trust preferred securities bear interest at the annual rate of 90-day LIBOR plus 300 basis points adjusted quarterly. In February 2011, the Company announced its election to defer its regularly scheduled March 2011 interest payment on the junior subordinated debentures related to the trust preferred securities and continued to defer interest payments throughout 2011, 2012, and 2013.

The Company also has issued $2.7 million of subordinated debt in a private transaction with another banking institution. This subordinated note has a floating interest rate equal to 75 basis points over the Prime Rate published by the Wall Street Journal and a maturity date of August 13, 2018. This debt can be repaid in full at any time with no penalty.

Capital Resources.    Total stockholders’ equity decreased by $4.3 million to $4.8 million on December 31, 2013, compared to $9.1 million on December 31, 2012. The decrease was substantially the net result of the current year’s net loss and net unrealized losses on securities available for sale.

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

Off-Balance Sheet Transactions.    Certain financial transactions are entered into by the Company in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions as of December 31, 2013 and 2012 were commitments to extend credit and financial letters of credit. Except as disclosed in this report, the Company does not have any ownership interest in any off-balance sheet subsidiaries or special purpose entities.

	December 31,
	2013	2012
	(In thousands)
Loan commitments	$29,553	$27,807
Financial standby letters of credit	181	512

Total unused commitments	$29,734	$28,319

Commitments to extend credit to customers represent legally binding agreements with fixed expiration dates. Since many of these commitments expire without being funded, the commitment amounts do not necessarily represent liquidity requirements.

Contractual Obligations.    The following disclosure shows the contractual obligations that the Company had outstanding at December 31, 2013.

	Total payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Time deposits	$180,549	$114,091	$62,827	$3,631	$—
Securities sold under term repurchase agreements(1)	45,000	—	20,000	25,000	—
Trust preferred securities	5,155	—	—	—	5,155
Subordinated debt	2,700	—	—	—	2,700
Leases	833	260	573	—	—

Total	$234,237	$114,351	$83,400	$28,631	$7,855

(1)	Obligations in this category are classified as to maturity dates. One repurchase agreement, with a principal balance of $20 million,may be called by the holder on a quarterly basis beginning August 20, 2011. The other repurchase agreement included above, which has a principal balance of $25 million, may be called by the holder on a quarterly basis beginning July 8, 2013.

Comparison of Results of Operations for the Years Ended December 31, 2013, 2012, and 2011

Net Income (Loss).    We had a net loss available to common shareholders of $1.4 million or $0.36 per diluted common share for the year ended December 31, 2013, compared to net loss of $5.5 million or $1.42 per diluted common share for the year ended December 31, 2012 and net loss for the year ended December 31, 2011 of $29.2 million, or $7.49 per diluted common share. As noted earlier, the principal reason for the losses incurred in 2012 and 2011 was related to deterioration in our loan portfolio which resulted in materially higher loan loss provisions and increased expenses related to the ownership and disposal of foreclosed real estate. In 2013, the provision for loan loss reported a recovery and the Company experienced increased performance in the loan portfolio.

In addition, due to the establishment of the valuation allowance against the deferred tax asset, there was no tax expense or benefit in 2013 and 2012. Results for 2011 were significantly impacted by a provision for income taxes of $4.5 million that was made to establish a deferred income tax valuation allowance to reduce the carrying value of the Company’s net deferred tax asset to zero, thereby increasing a loss before income taxes of $23.7 million to a net loss of $28.3 million.

Net Interest Income.    Our primary source of revenue is net interest income, which is the difference between interest income generated by our interest-earning assets (primarily loans and investment securities) and interest expense on interest-bearing liabilities (primarily deposits and borrowed funds). Net interest income decreased $908,000 to $10.6 million in 2013 from 2012 after decreasing $2.0 million from 2011. Our net interest margin stayed consistent in 2013 at 2.72% compared to 2012 and decreased compared a margin in 2011 of 2.86%. Our net interest spread increased to 2.70% in 2013 from 2.68% in 2012 and declined from 2.79% in 2011. The volatility in our net interest margin and net interest spread and resulting net interest income over the past three years has been primarily due to the declines in short-term rates brought about by very aggressive Federal Reserve policies, declining total balances of loans and investments, and increased levels of nonperforming assets.

Table X summarizes the average balances of our various categories of assets and liabilities and their associated yields or costs for the years ended December 31, 2013, 2012, and 2011.

Table X.

Summary of Net Interest Income and Average Balances (dollars in thousands)

	December 31, 2013			December 31, 2012			December 31, 2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Interest-earning assets:
Loans	$272,614	$12,978	4.76%	$287,764	$14,303	4.97%	$341,459	$17,398	5.10%
Investment securities	95,569	2,156	2.26	108,990	2,669	2.45	114,523	3,175	2.77
Other interest-earning assets	22,671	74	0.33	28,631	77	0.27	19,315	59	0.31

Total interest-earning assets	390,854	15,208	3.89%	425,385	17,049	4.01%	475,297	20,632	4.34%

Other assets, net	36,935			39,156			`48,899

Total assets	$427,789			$464,541			$524,196

Interest bearing liabilities:
Interest-checking deposits	$39,910	137	0.34%	$37,421	142	0.38%	$36,829	201	0.55%
Money Market and Savings deposits	110,542	543	0.49	105,141	575	0.55	107,696	634	0.59
Time deposits	178,882	1,621	0.91	218,492	2,508	1.15	241,763	3,552	1.47

Total interest-bearing deposits	329,334	2,301	0.70	361,054	3,225	0.89	386,288	4,387	1.14
Borrowed funds	53,660	2,259	4.21	53,201	2,268	4.26	67,371	2,653	3.94

Total Interest-bearing liabilities	382,994	4,560	1.19	414,255	5,493	1.33	453,659	7,040	1.55

Noninterest-bearing demand deposits	35,365			37,555			36,984
Other liabilities	2,068			2,243			1,695
Stockholders’ Equity	7,362			10,488			31,858

Total liabilities and stockholders’ equity	$427,789			$464,541			$524,196

Net interest income & interest rate spread		$10,648	2.70%		$11,556	2.68%		$13,592	2.79%

Net yield on average interest-earning assets			2.72%			2.72%			2.86%

Ratio of average interest-earning assets to average interest-bearing liabilities			102.05%			102.69%			104.77%

Non-accrual loans are included in the table for the years ended December 31, 2013, 2012, and 2011.

Loan fees and late charges of $150,000, $146,000, and $143,000 for 2013, 2012, and 2011, respectively, are included in interest income.

Table XI summarizes the dollar amount of changes in interest income and interest expense for the major components of our interest-earning assets and interest-bearing liabilities during the twelve months ended December 31, 2013, 2012, and 2011. The table shows changes in interest income and expense attributable to volume changes and interest rate changes. The changes attributable to both rate and volume changes have been allocated between the two components on a relative basis. As the table indicates, the decrease in net interest income realized in 2013 in comparison to 2012 was the result of the decrease in volume and rates resulting in a negative effect on the current year results. The table also indicates that rates reduced the cost of interest-bearing liabilities, but not to the extent to which it could offset the reduced income from interest-earning assets.

Table XI.

Volume / Rate Variance Analysis (dollars in thousands)

	Year Ended December 31, 2013 vs. 2012 Increase (Decrease) Due to			Year Ended December 31, 2012 vs. 2011 Increase (Decrease) Due to			Year Ended December 31, 2011 vs. 2010 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$(755)	$(570)	$(1,325)	$(2,746)	$(349)	$(3,095)	$(1,773)	$(1,552)	$(3,325)
Investment securities	(332)	(181)	(513)	(154)	(352)	(506)	(120)	(23)	(143)
Other interest-earning assets	(15)	12	(3)	27	(9)	18	24	(18)	6

Total interest income	(1,102)	(739)	(1,841)	(2,874)	(709)	(3,583)	(1,869)	(1,593)	(3,462)

Interest-bearing liabilities:
Deposits	(289)	(635)	(924)	(291)	(871)	(1,162)	(98)	(551)	(649)
Borrowed funds	20	(29)	(9)	(548)	163	(385)	(295)	324	29

Total interest expense	(269)	(664)	(933)	(839)	(708)	(1,547)	(393)	(227)	(620)

Net interest income	$(833)	$(75)	$(908)	$(2,035)	$(1)	$(2,036)	$(1,476)	$(1,366)	$(2,842)

Provision for Loan Losses.    Provisions for loan losses are charged to income in order to maintain the allowance for loan losses at a level we deem appropriate under circumstances known to exist at the balance sheet date. In evaluating the allowance for loan losses, we consider factors that include portfolio size, composition and industry diversification of the portfolio, historical loan loss experience, current levels of impaired and delinquent loans, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The allowance for loan losses expressed as a percentage of total loans was 2.16%, 2.55%, and 2.63% at December 31, 2013, 2012, and 2011, respectively. The allowance included $563,000 at December 31, 2013, $755,000 at December 31, 2012, and $770,000 at December 31, 2011 allocated to specific loans with principal balances totaling approximately $24.0 million, $26.6 million, and $23.8 million, respectively. See “Critical Accounting Policies”.

The provision for loan losses decreased 186.4% to a recovery of $2.0 million in 2013 from an expense of $2.4 million in 2012 and decreased from an expense of $17.6 million in 2011. The sizable provisions recorded in 2012 and 2011 were the result of net charge-offs and nonperforming asset levels that were significantly above long-term historic trends on a relative basis.

Losses on loans are charged against the allowance for loan losses. These charge-offs are made in the period in which we determine that the loans in question have become uncollectible. For additional details regarding our methodology for the determination of our allowance for loan losses, see “Critical Accounting Policies” above.

Net loan recoveries for 2013 totaled $1.2 million which equates to 0.42% of average loans for the year and a 132.6% decrease from 2012 net charge-offs of $3.6 million, which represented 1.24% of average loans outstanding for that year, and a 107.1% decrease from 2011 net charge-offs of $16.3 million, which represented 4.78% of average loans outstanding for that year. For the five years prior to the current credit cycle (2007 – 2011), our net charge-offs averaged 1.82% of average loans on an annual basis. The following table shows the Company’s net loan charge-offs by loan category for each quarter in 2013, 2012, and 2011:

Table XII.

Net Charge-offs by Quarter (dollars in thousands)

	December 31, 2013					December 31, 2012					December 31, 2011
	1Q	2Q	3Q	4Q	Total	1Q	2Q	3Q	4Q	Total	1Q	2Q	3Q	4Q	Total
Commercial—Non Real Estate	$(1,281)	$24	$(241)	$(85)	$(1,583)	$180	$81	$(185)	$(294)	$(218)	$(13)	$1,911	$1,760	$1,182	$4,840
Commercial Real Estate
Owner occupied	204	74	(537)	229	(30)	442	(12)	53	82	565	317	4,232	1,161	127	5,837
Income producing	1	—	—	—	1	—	(47)	1,170	—	1,123	—	54	47	1,182	1,283
Multifamily	—	—	—	—	—	—	—	—	—	—	—	—	—	118	118
Construction & Development
1-4 Family	5	—	—	—	5	(1)	—	99	—	98	168	(4)	44	(28)	180
Other	(2)	(5)	(2)	209	200	646	(50)	257	(2)	851	(2)	267	128	538	931
Farmland	8	13	—	—	21	—	—	—	—	—	—	—	—	—	—
Residential
Equity Lines	188	(11)	(3)	9	183	14	(1)	5	97	115	251	419	20	74	764
1-4 Family	123	(7)	36	(127)	25	54	768	137	33	992	154	1,266	459	364	2,243
Consumer—Non Real Estate	—	—	10	4	14	10	1	26	7	44	19	56	25	31	131

Totals by Quarter	$(754)	$88	$(737)	$239	$(1,164)	$1,345	$740	$1,562	$(77)	$3,570	$894	$8,201	$3,644	$3,588	$16,327

Net loan charge-offs decreased from 2011 to 2012. Net loan charge-offs during 2011 were also affected by certain changes in the Company’s policies and procedures with respect to problem loans implemented by the Company’s special assets department. For a description of these policy changes, please refer to the discussion of other real estate owned under the heading “Asset Quality” above. Of the $16.3 million in net charge-offs in 2011, $12.4 million was related to eighteen large commercial relationships. The real property that served as collateral for these commercial relationships was ultimately sold during the foreclosure process or transferred to other real estate owned. Of the $3.6 million in net charge-offs in 2012, $1.2 million was related to a restructured loan and $2.3 million was related to ten relationships that were ultimately sold during the foreclosure process or transferred to other real estate owned. Net loan charge-offs of $3.6 million in 2012 were significantly less than the $16.3 million in net loan charge-offs in 2011. In 2011, our special assets department was aggressive in addressing our substandard loans. As a result, in 2012 we saw a decrease in our net loan-chargeoffs. In 2013, the loan loss provision reflects a specific recovery of a $1.25 million loan that was previously charged off in 2011.

Total nonperforming assets amounted to $6.0 million at December 31, 2013, a decrease of 52.6% from the year-end 2012 total of $12.7 million. Total nonperforming assets as a percent of loan-related assets (loans plus foreclosed real estate) amounted to 2.15% at December 31, 2013 compared to 4.62% as of year-end 2012. For the five year-ends preceding the current credit cycle, nonperforming assets averaged 5.47% of loan-related assets. Nonperforming assets as a percent of total assets was 1.41% of total assets at the end of 2013 compared to 2.91% at December 31, 2012 and 5.68% at December 31, 2011. On a historic basis, nonperforming assets as a percent of total assets averaged 3.77% for the 2007 – 2011 year-ends.

Noninterest Income.    In addition to net interest income, we derive revenues from providing a variety of financial services to our customers. Fees from providing these services totaled $1.1 million in 2013, $1.2 million in 2012, and $1.3 million in 2011. The largest component of customer service fees is revenues from deposit services which totaled $610,000 in 2013, $620,000 in 2012, and $698,000 in 2011. While this is a mature and very competitive part of our business, we believe this is an area of opportunity. The fastest growing area of fee revenue is from debit card services. Our revenues in this area increased to over $400,000 for the past three years. Fees from loan services, which primarily includes fees related to real estate loan production, has been insignificant for the last three years as real estate lending slowed.

Other significant components of noninterest income are gains and losses on investment securities and increase in the cash value of life insurance policies we hold on our officer level employees. In 2013, we did not realize any gains or losses on investment securities as compared to $2.2 million in net gains on investment securities in 2012 and a net loss of $391,000 in 2011. This includes an other than temporary impairment charge of $397,000 for 2011 on a $1.0 million investment in the trust preferred securities of another financial institution as a result of the guarantor exercising its right to defer interest payments to the issuing trust. The increase in the cash value of life insurance policies was $352,000 in 2013 compared to $359,000 for 2012 and $361,000 for 2011. The Bank also received net proceeds from a bank owned life insurance policy of $415,000 due to the death of a former officer in 2012.

The following is a tabular presentation of our non-interest income for the years ended December 31, 2013, 2012, and 2011.

Table XIII.

Noninterest Income (dollars in thousands)

	2013	2012	2011
Deposit services fees	$610	$620	$698
Card services fees	408	418	402
Loan services fees	23	20	25
Other customer services fees	108	118	125

Total customer services fees	1,149	1,176	1,250
Net gain (loss) on investment securities	—	2,190	(391)
Increase in cash value of bank owned life insurance	352	359	361
Net proceeds from bank owned life insurance	—	415	—
All other income	28	28	19

Total noninterest income	$1,529	$4,168	$1,239

Non-interest Expense.    Non-interest expense totaled $14.6 million for the year ended December 31, 2013, a decrease of $3.3 million, or 18.5% from the $17.9 million reported for the year ended December 31, 2012, which was a $3.0 million decrease, or 14.4%, below the 2011 amount. The major factors contributing to the decrease in noninterest expenses in 2013 compared to 2012 were (1) a decrease of $1.6 million, or 66.5%, in valuation allowances and net operating cost associated with foreclosed real estate, (2) a decrease of $494,000, or 34.7%, in professional services due to a reduction in attorney fees, (3) a decrease of $440,000, or 6.4%, in salaries and benefits, (4) a decrease of $141,000, or 8.8%, in FDIC insurance premiums, and (5) a decrease of $116,000, or 1.6%, in occupancy and equipment expenses. There was also a recovery of $197,000 of specific loan-related expenses.

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

During 2013 and 2012, foreclosed property was sold at 99% and 103% of book value, respectively, which were 58% and 44% of original loan book value. At December 31, 2013, we owned 11 OREO properties compared to 34 properties at December 31, 2012.

The following table summarizes the major components of our non-interest expense for the years ended December 31, 2013, 2012, and 2011.

Table XIV.

Noninterest Expenses (dollars in thousands)

	2013	2012	2011
Salaries and employee benefits	$6,437	$6,877	$6,684
Net occupancy expense	1,787	1,903	2,074
FDIC insurance assessments	1,459	1,600	1,516
Data processing	1,054	989	885
Professional services	931	1,425	1,517
Telephone and data communications	361	383	393
Advertising and promotional	158	92	223
Postage and courier	155	221	218
Printing and supplies	139	154	167
Valuation allowances and net operating costs associated with foreclosed real estate	810	2,417	5,222
All other expenses	1,338	1,883	2,075

Total noninterest expenses	$14,629	$17,944	$20,974

Income Taxes.    There was no income tax provision in 2013 and 2012. We recorded income tax expense of $4.5 million in 2011. As of year-end 2011, the Company updated its evaluation of the likelihood of realization of a net deferred tax asset that had arisen principally as a result of operating losses incurred during the previous four years. Based upon that evaluation the Company determined that it is unlikely that any significant realization of any portion of the net deferred tax asset is likely to occur within a timeframe that would support a decision to continue to include a net deferred tax asset in the Company’s consolidated balance sheet. Accordingly, the Company recorded a provision for income taxes of $4.5 million for 2011 to reduce the carrying value of the Company’s net deferred tax asset to zero. As of December 31, 2013 the net deferred tax asset had a value of $3.0 million as a result of a deferred tax asset of $17.7 million and an allowance of $14.7 million.

Capital Adequacy

The Bank is required to comply with the capital adequacy standards established by the Federal Deposit Insurance Corporation (FDIC). The FDIC has issued risk-based capital and leverage capital guidelines for measuring the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with the FDIC’s requirements. On December 31, 2013, the Bank’s Total Capital Ratio and Tier 1 Risk-Based Capital Ratio were 5.47% and 4.21%, respectively, both below the minimum levels required by the FDIC’s “well-capitalized” guidelines. On December 31, 2013 our Tier 1 Leverage Capital Ratio was 3.08%, which was also well below the minimum level required by the FDIC’s “well-capitalized” guidelines. As described above, the Bank is subject to a consent order issued by the FDIC and the North Carolina Commissioner of Banks. The consent order requires that the Bank maintain capital levels in excess of normal statutory minimums, including a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 10%. As of December 31, 2013, the Bank had not achieved these minimum levels.

Liquidity and Interest Rate Sensitivity

Liquidity.    Liquidity management is the process of managing assets and liabilities as well as their maturities to ensure adequate funding for loan and deposit activity. Sources of liquidity come from both balance sheet and off-balance sheet sources. We define balance sheet liquidity as the relationship that net liquid assets have to unsecured liabilities. Net liquid assets is the sum of cash and cash items, less required reserves on demand and NOW deposits, plus demand deposits due from banks, plus temporary investments, including federal funds sold, plus the fair value of investment securities, less collateral requirements related to public funds on deposit and repurchase agreements. Unsecured liabilities is equal to total liabilities less required cash reserves on noninterest-bearing demand deposits and interest-checking deposits and less the outstanding balances of all secured liabilities, whether secured by liquid assets or not. We consider off-balance sheet liquidity to include unsecured federal funds lines from other banks and loan collateral which may be used for additional advances from the Federal Home Loan Bank. As of December 31, 2013 our balance sheet liquidity ratio (net liquid assets as a percent of unsecured liabilities) amounted to 17.04% and our total liquidity ratio (balance sheet plus off-balance sheet liquidity) was 18.78%.

In addition, we have the ability to borrow $10.0 million from the Discount Window of the Federal Reserve subject to our pledge of marketable securities, which could be used for temporary funding needs. We also have the ability to borrow from the Federal Home Loan Bank on similar terms. While we consider these arrangements sources of back-up funding, we do not consider them as liquidity sources because they require our pledge of liquid assets as collateral. We regularly borrow from the Federal Home Loan Bank as a normal part of our business. These advances are secured by various types of real estate-secured loans. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at December 31, 2013 is adequate to meet its operating needs.

Interest Rate Sensitivity.    Our goal is to maintain a neutral interest rate sensitivity position whereby little or no change in interest income would occur as interest rates change. On December 31, 2013, we were cumulatively liability sensitive for the next twelve months, which means that our interest-bearing liabilities would reprice more quickly than our interest bearing assets. Theoretically, our net interest margin will decrease if market interest rates rise or increase if market interest rates fall. However, the repricing characteristics of assets are different from the repricing characteristics of funding sources. Therefore, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

The following table shows the interest rate sensitivity of our balance sheet on December 31, 2013, but is not necessarily indicative of our position on other dates. Each category of assets and liabilities is shown with projected repricing and maturity dates. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. NOW accounts, savings accounts, and money market accounts are assumed to be subject to immediate repricing and depositor availability. Prepayment assumptions on mortgage loans and decay rates on deposit accounts have not been included in this analysis. Also, the table does not reflect scheduled principal repayments that will be received on loans. The interest rate sensitivity of our assets and liabilities may vary substantially if different assumptions are used or if our actual experience differs from that indicated by the assumptions.

Table XV.

Interest Sensitivity (dollars in thousands)

	December 31, 2013
	1-3 months	Over 3 to 12 months	Over 12 to 60 months	Over 60 months	Total
Interest-earning assets:
Loans	$60,488	$20,005	$99,252	$93,976	$273,721
Investment securities	2,727	—	1,389	86,199	90,315
Other interest-earning assets	19,905	1,739	—	—	21,644

Total interest-earning assets	$83,120	$21,744	$100,641	$180,175	$385,680

Interest-bearing liabilities:
Interest-checking deposits	$40,939	$—	$—	$—	$40,939
Money market and savings deposits	109,419	—	—	—	109,419
Time deposits	39,835	74,256	66,458	—	180,549
Borrowed funds	8,243	—	45,000	—	53,243

Total interest-bearing liabilities	$198,436	$74,256	$111,458	$—	$384,150

Interest-sensitivity gap	$(115,316)	$(52,512)	$(10,817)	$180,175	$1,530

Cumulative sensitivity gap	$(115,316)	$(167,828)	$(178,645)	$1,530	$1,530

Cumulative gap as a % of total interest-earning assets	(29.90)%	(43.51)%	(46.32)%	0.40%	0.40%

Cumulative ratio of sensitive assets to sensitive liabilities	41.89%	29.28%	90.29%	—%	100.40%

Quarterly financial data for 2013 and 2012 is summarized in the table below.

Table XVI.

Quarterly Financial Data (dollars in thousands except per share amounts)

	2013				2012
	4th Qtr	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr	3rd Qtr.	2nd Qtr.	1st Qtr.
Interest income	$3,842	$3,801	$3,746	$3,819	$4,042	$4,307	$4,160	$4,540
Interest expense	1,110	1,130	1,142	1,178	1,265	1,349	1,416	1,463

Net interest income	2,732	2,671	2,604	2,641	2,777	2,958	2,744	3,077
Provision for loan losses	39	(920)	(12)	(1,146)	(637)	1,471	233	1,292

Net interest income (loss) after provision for loan losses	2,693	3,591	2,616	3,787	3,414	1,487	2,511	1,785
Noninterest income	400	380	383	366	449	391	2,201	1,127
Noninterest expense	3,610	3,579	3,721	3,719	3,479	5,225	4,220	5,020

Income (loss) before income taxes	(517)	392	(722)	434	384	(3,347)	492	(2,108)
Income taxes (benefit)	—	—	—	—	(409)	(383)	424	368

Net income (loss)	(517)	392	(722)	434	793	(2,964)	68	(2,476)
Dividends and accretion on preferred stock	(247)	(245)	(243)	(243)	(242)	(239)	(238)	(237)

Net income (loss) available to common shareholders	$(764)	$147	$(965)	$191	$551	$(3,203)	$(170)	$(2,713)

Earnings (loss) per common share:
Basic	$(0.20)	$0.04	$(0.25)	$0.05	$0.14	$(0.82)	$(0.04)	$(0.70)
Diluted	$(0.20)	$0.04	$(0.25)	$0.05	$0.14	$(0.82)	$(0.04)	$(0.70)

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

We have audited the accompanying consolidated balance sheets of Bank of the Carolinas Corporation and Subsidiary (hereinafter referred to as the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended December 31, 2013, 2012, and 2011. Bank of the Carolinas Corporation and Subsidiary’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the Carolinas Corporation and Subsidiary as of December 31, 2013 and 2012, and the results of its operations and cash flows for years ended December 31, 2013, 2012, and 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company has suffered recurring credit losses that have eroded certain regulatory capital ratios. As of December 31, 2013, the Company is considered undercapitalized based on their regulatory capital level. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 18. The financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

/s/ Turlington and Company, LLP

Lexington, North Carolina

March 26, 2014

Bank of the Carolinas Corporation and Subsidiary

Consolidated Balance Sheets

December 31, 2013 and 2012

(In thousands except share data)

	2013	2012
Assets:
Cash and due from banks, noninterest-bearing	$12,778	$5,942
Interest-bearing deposits in banks	2,064	1,844

Cash and cash equivalents	14,842	7,786
Federal funds sold	19,580	27,370
Investment securities	90,315	106,931
Loans receivable	278,510	270,374
Less: Allowance for loan losses	(6,015)	(6,890)

Total loans, net	272,495	263,484
Premises and equipment, net	11,274	11,843
Other real estate owned	1,233	4,976
Bank owned life insurance	10,888	10,536
Deferred tax assets	3,032	607
Prepaid FDIC insurance assessment	—	630
Accrued interest receivable	1,156	1,315
Other assets	1,867	1,914

Total Assets	$426,682	$437,392

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$35,243	$36,622
Interest-checking deposits	40,939	37,768
Money market and savings deposits	109,419	111,459
Time deposits	180,549	187,123

Total deposits	366,150	372,972
Securities sold under repurchase agreements	45,388	45,362
Subordinated debt	7,855	7,855
Other liabilities	2,510	2,138

Total Liabilities	421,903	428,327

Commitments and contingencies (Notes 5, 13, and 14)	—	—
Stockholders’ Equity:
Preferred stock, no par value	13,179	13,179
Discount on preferred stock	(100)	(419)
Common stock, $5 par value per share	19,479	19,479
Additional paid-in capital	12,991	12,991
Retained deficit	(37,480)	(36,748)
Accumulated other comprehensive income (loss)	(3,290)	583

Total Stockholders’ Equity	4,779	9,065

Total Liabilities and Stockholders’ Equity	$426,682	$437,392

Preferred shares authorized	3,000,000	3,000,000
Preferred shares issued and outstanding	13,179	13,179
Unaccrued preferred stock dividend	$1,894	$1,235
Common shares authorized	15,000,000	15,000,000
Common shares issued and outstanding	3,895,840	3,895,840

The accompanying notes are an integral part of these consolidated financial statements .

Bank of the Carolinas Corporation and Subsidiary

Consolidated Statements of Operations

For the Years Ended December 31, 2013, 2012, and 2011

(In thousands except per share data)

	2013	2012	2011
Interest and dividend income:
Loans, including fees	$12,978	$14,303	$17,398
Investment securities	2,156	2,669	3,175
Other	74	77	59

Total interest income	15,208	17,049	20,632

Interest expense:
Deposits	2,301	3,225	4,387
Other borrowings	2,259	2,268	2,653

Total interest expense	4,560	5,493	7,040

Net interest income	10,648	11,556	13,592
Provision for loan losses	(2,039)	2,359	17,565

Net interest income (loss) after provision for loan losses	12,687	9,197	(3,973)

Non-interest income:
Customer service fees	1,149	1,176	1,250
Increase in bank owned life insurance	352	359	361
Net proceeds from bank owned life insurance	—	415	—
Gain (loss) on sale of securities (net)	—	2,190	(391)
Other	28	28	19

Total non-interest income	1,529	4,168	1,239

Non-interest expense:
Salaries and employee benefits	6,437	6,877	6,684
Net occupancy expense	1,787	1,903	2,074
FDIC insurance assessments	1,459	1,600	1,516
Data processing	1,054	989	885
Professional services	931	1,425	1,517
Advertising	158	92	223
Valuation allowances and net operating costs associated with foreclosed real estate	810	2,417	5,222
Other	1,993	2,641	2,853

Total non-interest expense	14,629	17,944	20,974

Loss before income taxes	(413)	(4,579)	(23,708)
Income tax expense	—	—	4,543

Net loss	(413)	(4,579)	(28,251)
Preferred stock dividends and accretion	(978)	(956)	(934)

Net loss available to common stockholders	$(1,391)	$(5,535)	$(29,185)

Net loss per common share
Basic	$(0.36)	$(1.42)	$(7.49)

Diluted	$(0.36)	$(1.42)	$(7.49)

The accompanying notes are an integral part of these consolidated financial statements .

Bank of the Carolinas Corporation and Subsidiary

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2013, 2012, and 2011

(In thousands)

	2013	2012	2011
Net loss	$(413)	$(4,579)	$(28,251)
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	(5,379)	919	2,495
Reclassification adjustment for (gains) losses realized in net loss	—	(2,190)	391
Income tax effect	1,506	301	(1,643)

Total other comprehensive income (loss), net of income tax effect	(3,873)	(970)	1,243

Total comprehensive loss	$(4,286)	$(5,549)	$(27,008)

The accompanying notes are an integral part of these consolidated financial statements .

Bank of the Carolinas Corporation and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2013, 2012, and 2011

(In thousands except share data)

	Preferred Stock		Discount on Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2010	13,179	$13,179	$(991)	3,897,174	$19,486	$12,988	$(3,268)	$310	$41,704
Restricted stock expense	—	—	—	—	—	4	—	—	4
Stock based compensation benefit	—	—	—	—	—	(8)	—	—	(8)
Cash dividends on common	—	—	—	—	—	—	—	—	—
Cash dividends on preferred	—	—	—	—	—	—	(77)	—	(77)
Accretion of discount on preferred	—	—	275	—	—	—	(275)	—	—
Forfeiture of common stock	—	—	—	(1,334)	(7)	7	—	—	—
Net loss	—	—	—	—	—	—	(28,251)	—	(28,251)
Other comprehensive income	—	—	—	—	—	—	—	1,243	1,243

Balance, December 31, 2011	13,179	13,179	(716)	3,895,840	19,479	12,991	(31,871)	1,553	14,615
Restricted stock benefit	—	—	—	—	—	(1)	—	—	(1)
Stock based compensation expense	—	—	—	—	—	1	—	—	1
Cash dividends on common	—	—	—	—	—	—	—	—	—
Cash dividends on preferred	—	—	—	—	—	—	(1)	—	(1)
Accretion of discount on preferred	—	—	297	—	—	—	(297)	—	—
Net loss	—	—	—	—	—	—	(4,579)	—	(4,579)
Other comprehensive loss	—	—	—	—	—	—	—	(970)	(970)

Balance, December 31, 2012	13,179	13,179	(419)	3,895,840	19,479	12,991	(36,748)	583	9,065
Cash dividends on common	—	—	—	—	—	—	—	—	—
Cash dividends on preferred	—	—	—	—	—	—	—	—	—
Accretion of discount on preferred	—	—	319	—	—	—	(319)	—	—
Net loss	—	—	—	—	—	—	(413)	—	(413)
Other comprehensive loss	—	—	—	—	—	—	—	(3,873)	(3,873)

Balance, December 31, 2013	13,179	$13,179	$(100)	3,895,840	$19,479	$12,991	$(37,480)	$(3,290)	$4,779

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013, 2012, and 2011

(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net loss	$(413)	$(4,579)	$(28,251)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	678	807	988
Deferred tax expense	—	—	4,543
Provision for loan losses	(2,039)	2,359	17,565
Amortization of premiums on securities, net	521	925	819
Stock based compensation expense (benefit)	—	1	(8)
Restricted stock expense (benefit)	—	(1)	4
Decrease (increase) in bank owned life insurance	(352)	196	(361)
(Gain) loss on sale of other real estate owned	77	(192)	748
Impairment valuation of other real estate owned	539	2,040	3,449
(Gain) loss on sale of premises and equipment	(5)	—	5
Gain on sale of securities	—	(2,190)	(6)
Impairment valuation of securities	—	—	397
Net changes in:
Accrued interest receivable	159	188	311
Prepaid FDIC insurance assessment	630	1,570	1,470
Other assets	(158)	45	(474)
Accrued expenses and other liabilities	372	235	187

Net cash provided by operating activities	9	1,404	1,386

Cash flows from investing activities:
Net change in federal funds sold	7,790	795	(18,835)
Activity in available for sale securities:
Purchases	(16,893)	(120,851)	(40,956)
Proceeds from sale	—	71,767	2,006
Maturities and calls of securities	26,690	54,246	37,729
Net loan originations and principal payments	(7,925)	28,140	31,399
Redemption of FHLB stock	205	842	488
Purchase of premises and equipment	(125)	(421)	(117)
Proceeds from sale of premises and equipment	21	—	1
Proceeds from sale of other real estate owned	4,080	7,523	6,113

Net cash provided by investing activities	13,843	42,041	17,828

(continued)

Bank of the Carolinas Corporation and Subsidiary

Consolidated Statements of Cash Flows, Continued

For the Years Ended December 31, 2013, 2012, and 2011

(In thousands)

	2013	2012	2011
Cash flows from financing activities:
Net increase (decrease) in deposits	$(6,822)	$(43,241)	$44
Net repayments of FHLB advances	—	—	(22,000)
Net change in retail repurchase agreements	26	(19)	(222)
Cash dividends paid on preferred stock	—	—	—
Cash dividends paid on common stock	—	—	—

Net cash used by financing activities	(6,796)	(43,260)	(22,178)

Net increase (decrease) in cash and cash equivalents	7,056	185	(2,964)
Cash and cash equivalents at beginning of year	7,786	7,601	10,565

Cash and cash equivalents at end of year	$14,842	$7,786	$7,601

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,327	$5,225	$6,817

Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Unrealized gains (losses) on securities available for sale, net of income tax effect	$(3,873)	$(970)	$1,243
Transfer of other real estate owned from loans receivable	953	5,823	10,520
Dividends declared, not paid	—	—	165

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

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

Because the Company has no significant operations and conducts no business on its own other than owning the Bank, the discussion contained in these footnotes concerns primarily the business of the Bank. However, for ease of reading and because the financial statements are presented on a consolidated basis, the Company and its subsidiary are collectively referred to herein as the “Company” unless otherwise noted.

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

Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are defined as those amounts included in the balance sheet captions “cash and due from banks, noninterest-bearing,” and “interest-bearing deposits in banks.” At times, the Company places deposits with high credit quality financial institutions in amounts which may be in excess of federally insured limits.

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

Federal Home Loan Bank Stock—Investment in stock of the Federal Home Loan Bank is required by law of every member. The investment is carried at cost since redemptions of this stock have historically been at par. No ready market exists for the stock, and it has no quoted market value. The stock is presented in other assets. Due to the redemption provisions of the FHLB, the Bank estimates carrying value equals fair value and that it was not impaired at December 31, 2013. The stock had a carrying value of $524,000 and $728,700 at December 31, 2013 and 2012, respectively.

Other Real Estate Owned—Assets acquired through, or in lieu of, loan foreclosure are held for sale and initially recorded at the lower of the loan balance or the fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value. Expenses associated with maintaining these properties are included in other non-interest expense. The provision for real estate losses is included in other non-interest expense. Realized gains and losses on disposal of real estate are included in other non-interest expense. Foreclosed assets are presented in other real estate owned. As of December 31, 2013, the Company held a variety of properties in other real estate owned, including 1-4 family residential real estate and commercial real estate. These properties are generally held within the Company’s market area.

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

The Company’s policy is to report interest and penalties, if any, in tax expense in the Consolidated Statements of Operations. The Company and its subsidiary each reflect the tax expense or benefit associated with the results of their individual operating results. During 2010, the Internal Revenue Service performed an audit of the Company’s federal tax returns for the years ended 2008 and 2009. Their audit was triggered by the amount of refund received when the Company filed NOL carrybacks to tax years 2006 and 2007 of the tax losses incurred for the years ended December 31, 2008 and 2009. These carrybacks resulted in federal refunds of $1.3 million and $728,000, respectively. The IRS concluded their audit as of February 23, 2011 with the Company paying income tax of $210,000 for the tax year 2006 and $52,000 in alternative minimum tax for tax year 2007. Due to the audits of 2008 and 2009, only the Company’s 2010 through 2013 federal and state income tax returns are open and subject to examination.

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

Losses per share have been computed based on the following:

	Years Ended December 31,
	2013	2012	2011
	(in thousands except for share data)
Net loss applicable to common stock	$(1,391)	$(5,535)	$(29,185)

Average number of common shares outstanding used to calculate basic earnings per share	3,895,840	3,895,840	3,896,428
Additional potential common shares due to stock options and warrants	—	—	—

Average number of common shares outstanding used to calculate diluted earnings per share	3,895,840	3,895,840	3,896,428

The Company had 497,205; 497,205; and 497,605 stock options and warrants that were considered anti-dilutive because the Company incurred net losses for the years ended December 31, 2013, 2012, and 2011, respectively.

Stock Compensation Plans—The Company under generally accepted accounting principles accounts for stock option expense using the modified prospective method. The Company records expense throughout the options’ vesting period.

Advertising Expense – The Company’s policy is to expense advertising cost as incurred.

Comprehensive Income (Loss)—Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section in the balance sheet, such items, along with net income (loss), are components of comprehensive income (loss).

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Reclassifications—In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported cash flows, stockholders’ equity or net loss.

New Accounting Pronouncements—In January 2011, the FASB issued Accounting Standards Update 2011-01, Receivables: Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer the effective date for interim and annual periods ending after June 15, 2011, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. The deferral in this amendment is effective upon issuance and has not had a significant impact on the Company.

In April 2011, the FASB issued Accounting Standards Update 2011-02, Receivables: A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This update provides additional guidance and amendments to Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: the restructuring constitutes a concession, and the debtor is experiencing financial difficulties. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession, and on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.

The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies—Loss Contingencies. An entity should disclose the information required by paragraphs 310-10-50-33 through 50-34, which was deferred by Accounting Standards Update No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. The amendments have not had a significant impact on the Company.

In April 2011, the FASB issued Accounting Standards Update 2011-03, Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity when all of the listed conditions have been met. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments have not had a significant impact on the Company.

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

Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments have not had a significant impact on the Company.

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

The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments have not had a significant impact on the Company.

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

The objective of Update 2011-05 was to help financial statement users better understand the causes of an entity’s change in financial position and results of operations. However, it is important that the benefits of improving the usefulness of financial statement information to users of financial statements be justified by the related costs. The Board received more information about the systems challenges for preparers to comply with the presentation requirements for

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

reclassifications out of accumulated other comprehensive income by the effective date since the issuance of Update 2011-05. The information received caused the Board to reassess the costs and benefits of those provisions in Update 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the Board decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments have not had a significant impact on the Company.

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

In January 2013, the FASB issued Accounting Standards Update 2013-01, Balance Sheet (Topic 210). The amendments in this Update affect entities that have derivatives accounted for in accordance with Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in Update 2011-11. The amendments clarify the intended scope of the disclosures required by Section 210-20-50. The FASB concluded that the clarified scope will reduce significantly the operability concerns expressed by preparers while still providing decision-useful information about certain transactions involving master netting arrangements. The amendments provide a user of financial statements with comparable information as it relates to certain reconciling differences between financial statements prepared in accordance with U.S. GAAP and those financial statements prepared in accordance with International Financial Reporting Standards (IFRS). An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of Update 2011-11. The amendments have not had a significant impact on the Company.

In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220). The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. Substantially all of the information that this Update requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. However, the new requirement about presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income will present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures. Currently, this information is presented in different places throughout the financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The amendments have not had a significant impact on the Company.

In February 2013, the FASB issued Accounting Standards Update 2013-03, Financial Instruments (Topic 825). The amendments clarify that the requirement to disclose “the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)” does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position but for which fair value is disclosed. The amendments will be effective upon issuance. The amendments have not had a significant impact on the Company.

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

Additionally, the amendments require disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The amendments are not expected to have a significant impact on the Company.

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

2. Investment Securities

The amortized cost, estimated fair values and carrying values of the investment securities portfolio is summarized as follows (dollars in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agency securities	$44,077	$87	$3,234	$40,930	$40,930
State and municipal securities	11,159	—	978	10,181	10,181
Corporate securities	—	—	—	—	—
Mortgage-backed securities	39,458	34	1,288	38,204	38,204

Total investment securities available for sale	94,694	121	5,500	89,315	89,315
Investment securities held to maturity:
Corporate securities	1,000	—	180	820	1,000

Total Investment Securities	$95,694	$121	$5,680	$90,135	$90,315

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agency securities	$47,792	$406	$80	$48,118	$48,118
State and municipal securities	10,364	44	82	10,326	10,326
Corporate securities	—	—	—	—	—
Mortgage-backed securities	45,861	648	17	46,492	46,492

Total investment securities available for sale	104,017	1,098	179	104,936	104,936
Investment securities held to maturity:
Corporate securities	1,995	12	190	1,817	1,995

Total Investment Securities	$106,012	$1,110	$369	$106,753	$106,931

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2013 is as follows (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Within 1 year	$19,000	$17,826
Over 1 year through 5 years	3,189	3,224
Over 5 years through 10 years	23,889	21,955
Over 10 years	10,158	8,926

	56,236	51,931
Mortgage backed securities	39,458	38,204

	$95,694	$90,135

The fair values of securities with unrealized losses at December 31, 2013 and 2012 are as follows (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2013:
Temporarily impaired securities:
U.S. Government agency securities	$35,679	$2,731	$3,482	$503	$39,161	$3,234
State and municipal securities	7,835	723	2,346	255	10,181	978
Mortgage-backed securities	34,564	1,287	528	1	35,092	1,288
Corporate securities	—	—	820	180	820	180

Total	$78,078	$4,741	$7,176	$939	$85,254	$5,680

	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2012:
Temporarily impaired securities:
U.S. Government agency securities	$9,881	$80	$—	$—	$9,881	$80
State and municipal securities	7,340	82	—	—	7,340	82
Mortgage-backed securities	4,490	17	—	—	4,490	17
Corporate securities	—	—	810	190	810	190

Total	$21,711	$179	$810	$190	$22,521	$369

Management of the Bank believes all unrealized losses on available for sale securities as of December 31, 2013 represent temporary impairments related to market fluctuations. The unrealized losses on our securities are a nominal portion of the total value of the portfolio. The Bank has no intention of selling these securities before their maturity and has the appropriate sources of liquidity to hold these securities until maturity so that no recognized losses will occur. The Bank believes that the unrealized losses are primarily the result of the interest rate environment and general illiquidity currently in the marketplace for these types of securities.

The Bank had one held to maturity corporate security at December 31, 2013 that had an unrealized loss position of longer than 12 months in duration. The Bank has no intention of selling this security before its maturity and has the appropriate sources of liquidity to hold the security until maturity so that no recognized loss will occur.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Investment securities with market values of $67.7 million and $69.4 million at December 31, 2013 and 2012, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law. Gross realized gains and losses for the years ended December 31, 2013, 2012, and 2011 are as follows (dollars in thousands):

	December 31,
	2013	2012	2011
	(dollars in thousands)
Realized gains	$—	$2,190	$6
Realized losses	—	—	(397)

	$—	$2,190	$(391)

3. Loans Receivable

Loans receivable are summarized as follows (dollars in thousands):

	December 31,
	2013	2012
Real estate loans:
Residential, 1-4 family	$84,855	$72,595
Commercial real estate	117,463	110,527
Construction	27,049	28,976
Home equity	28,217	29,462

Total real estate loans	257,584	241,560

Commercial business loans	17,428	22,992
Consumer loans:
Installment	2,554	3,158
Other	944	2,664

Total consumer loans	3,498	5,822

Gross loans receivable	278,510	270,374
Allowance for loan losses	(6,015)	(6,890)

Loans, net	$272,495	$263,484

The changes in the allowance for loan losses are summarized as follows (dollars in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Beginning balance	$6,890	$8,101	$6,863
Provision for loan losses	(2,039)	2,359	17,565
Charge-offs	(1,855)	(4,684)	(17,180)
Recoveries	3,019	1,114	853

Ending balance	$6,015	$6,890	$8,101

In accordance with accounting principles generally accepted in the United States of America, loans totaling approximately $40.1 million in non-homogenous groups were determined to be impaired as of December 31, 2013 while approximately $46.0 million were determined to be impaired as of December 31, 2012. Specific loan loss reserves of $563,000 and $755,000, respectively, were related to these loans as of December 31, 2013 and 2012. These reserves were held against specific loan balances of $24.0 million and $26.6 million for 2013 and 2012, respectively. Income has been recognized on a cash basis on these loans since being placed in impaired status. The average balance invested in impaired loans was approximately $43.3 million and $48.8 million in 2013 and 2012, respectively. All impaired loans as of December 31, 2013 and 2012 have been evaluated to determine whether a specific loan loss reserve is necessary.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Impaired loans as of December 31, 2013 and 2012, segregated by class of loans, were as follows (dollars in thousands):

	December 31, 2013					December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial—Non Real Estate	$1,099	$1,305	$—	$1,384	$79	$948	$1,125	$—	$1,185	$59
Commercial Real Estate
Owner occupied	3,480	4,062	—	4,365	239	5,622	5,926	—	5,961	304
Income producing	3,734	3,887	—	3,938	183	3,274	3,394	—	3,422	135
Multifamily	—	—	—	—	—	—	—	—	—	—
Construction & Development
1—4 Family	—	—	—	—	—	—	—	—	—	—
Other	1,545	1,881	—	1,981	112	2,329	2,657	—	2,718	141
Farmland	252	273	—	340	26	362	362	—	362	19
Residential
Equity Lines	95	101	—	105	3	93	95	—	164	7
1—4 Family	5,632	6,198	—	6,281	322	6,510	7,472	—	7,546	350
Junior Liens	196	218	—	223	12	236	255	—	259	15
Consumer—Non Real Estate
Credit Cards	—	—	—	—	—	—	—	—	—	—
Other	68	68	—	70	4	72	85	—	87	6

Total loans with no allowance	$16,101	$17,993	$—	$18,687	$980	$19,446	$21,371	$—	$21,704	$1,036

With an allowance recorded:
Commercial—Non Real Estate	$1,205	$1,205	$25	$1,282	$45	$2,279	$2,279	$45	$2,377	$99
Commercial Real Estate
Owner occupied	3,666	3,666	77	3,727	166	4,157	4,157	153	4,236	218
Income producing	7,287	7,343	126	7,465	382	8,507	8,562	164	8,662	418
Multifamily	1,226	1,259	12	1,273	45	1,311	1,344	43	1,360	50
Construction & Development
1—4 Family	360	366	8	371	19	388	395	7	399	20
Other	3,176	3,181	107	3,224	118	3,250	3,252	144	3,314	45
Farmland	—	—	—	—	—	—	—	—	—	—
Residential
Equity Lines	—	—	—	—	—	—	—	—	—	—
1—4 Family	6,778	6,795	204	6,893	279	6,366	6,381	197	6,458	262
Junior Liens	339	341	4	345	19	319	321	2	325	18
Consumer—Non Real Estate
Credit Cards	—	—	—	—	—	—	—	—	—	—
Other	8	8	—	11	—	12	12	—	14	1

Total loans with an allowance	$24,045	$24,164	$563	$24,591	$1,073	$26,589	$26,703	$755	$27,145	$1,131

Total:
Commercial—Non Real Estate	$2,304	$2,510	$25	$2,666	$124	$3,227	$3,404	$45	$3,562	$158
Commercial Real Estate	$19,393	$20,217	$215	$20,768	$1,015	$22,871	$23,383	$360	$23,641	$1,125
Construction & Development	$5,333	$5,701	$115	$5,916	$275	$6,329	$6,666	$151	$6,793	$225
Residential	$13,040	$13,653	$208	$13,847	$635	$13,524	$14,524	$199	$14,752	$652
Consumer—Non Real Estate	$76	$76	$—	$81	$4	$84	$97	$—	$101	$7

Totals	$40,146	$42,157	$563	$43,278	$2,053	$46,035	$48,074	$755	$48,849	$2,167

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. Troubled debt restructurings (TDRs) are a subset of impaired loans and totaled $37.5 million and $41.5 million at December 31, 2013 and 2012, respectively. Of the $3.6 million in net charge-offs in 2012, $1.2 million was related to a restructured loan.

The following tables illustrate TDR information for the three months and year ended December 31, 2013 and 2012 (dollars in thousands):

	For the three months ended December 31, 2013			For the year ended December 31, 2013
Troubled Debt Restructuring	Number of Contracts	Pre -Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre -Modification Recorded Investment	Post-Modification Recorded Investment
Commercial—Non Real Estate	3	$204	$204	4	$236	$236
Commercial—Real Estate	—	—	—	1	238	238
Construction & Development	—	—	—	1	129	129
Residential	—	—	—	5	543	544
Consumer—Non Real Estate	—	—	—	—	—	—

Totals	3	$204	$204	11	$1,146	$1,147

	For the three months ended December 31, 2012			For the year ended December 31, 2012
Troubled Debt Restructuring	Number of Contracts	Pre -Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre -Modification Recorded Investment	Post-Modification Recorded Investment
Commercial—Non Real Estate	—	$—	$—	11	$517	$517
Commercial—Real Estate	1	1,605	1,605	10	7,066	7,066
Construction & Development	—	—	—	7	1,442	1,442
Residential	3	356	356	25	3,681	3,681
Consumer—Non Real Estate	—	—	—	2	32	32

Totals	4	$1,961	$1,961	55	$12,738	$12,738

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

	Three months ended December 31, 2013		Year ended December 31, 2013
Troubled Debt Restructuring That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial—Non Real Estate	—	$—	—	$—
Commercial—Real Estate	—	—	—	—
Construction & Development	1	492	1	492
Residential	—	—	—	—
Consumer—Non Real Estate	—	—	—	—

Totals	1	$492	1	$492

	Three months ended December 31, 2012		Year ended December 31, 2012
Troubled Debt Restructuring That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial—Non Real Estate	1	$72	1	$72
Commercial—Real Estate	—	—	—	—
Construction & Development	—	—	—	—
Residential	—	—	1	69
Consumer—Non Real Estate	—	—	—	—

Totals	1	$72	2	$141

There was one loan restructured in the twelve months prior to December 31, 2013 that went into default during the three- or twelve-month period ended December 31, 2013. There were 2 loans restructured in the twelve months prior to December 31, 2012 that went into default during the three- or twelve-month period ended December 31, 2012. For the purposes of this report, default is defined as being 90-days past due or on non-accrual status without performance.

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, reclassified to loans held for sale, or foreclosed and sold. Included in the allowance for loan losses at December 31, 2013 and 2012 was an impairment reserve for TDRs in the amount of $563,000 and $755,000, respectively.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Loans in non-accrual status were approximately $4.8 million and $7.7 million at December 31, 2013 and 2012, respectively. Interest accrued, but not recognized as income on these loans, was approximately $170,000 and $159,000 for the years ended December 31, 2013 and 2012, respectively. Non-accrual loans and an age analysis of past due loans, segregated by class of loans and including TDRs, were as follows (dollars in thousands):

	30—59 Days Past Due	60—89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90-Days Past Due and Still Accruing	Non-accrual Loans
December 31, 2013:
Commercial—Non Real Estate	$46	$—	$154	$200	$17,228	$17,428	$—	$463
Commercial Real Estate
Owner occupied	—	77	684	761	57,154	57,915	—	1,689
Income producing	—	—	503	503	51,297	51,800	—	503
Multifamily	—	—	—	—	7,748	7,748	—	—
Construction & Development
1—4 Family	—	—	—	—	1,745	1,745	—	—
Other	158	—	240	398	24,375	24,773	—	599
Farmland	—	—	252	252	279	531	—	252
Residential
Equity Lines	75	9	—	84	28,133	28,217	—	95
1—4 Family	157	242	355	754	82,995	83,749	—	1,128
Junior Liens	—	—	26	26	1,080	1,106	—	53
Consumer—Non Real Estate	1	2	—	3	2,551	2,554	—	6
Other	—	—	—	—	944	944	—	—

Total	$437	$330	$2,214	$2,981	$275,529	$278,510	$—	$4,788

December 31, 2012:
Commercial—Non Real Estate	$228	$190	$—	$418	$22,574	$22,992	$—	$202
Commercial Real Estate
Owner occupied	192	—	2,466	2,658	53,073	55,731	—	2,735
Income producing	21	—	361	382	47,205	47,587	—	1,418
Multifamily	—	—	—	—	7,209	7,209	—	—
Construction & Development
1—4 Family	—	20	—	20	1,989	2,009	—	20
Other	737	202	432	1,371	24,954	26,325	—	860
Farmland	—	—	—	—	642	642	—	—
Residential
Equity Lines	191	50	35	276	29,186	29,462	—	93
1—4 Family	431	160	518	1,109	70,173	71,282	—	2,365
Junior Liens	—	—	—	—	1,313	1,313	—	33
Consumer—Non Real Estate	70	—	7	77	3,081	3,158	—	7
Other	—	—	—	—	2,664	2,664	—	—

Total	$1,870	$622	$3,819	$6,311	$264,063	$270,374	$—	$7,733

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

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of December 31, 2013 and 2012, and based on the most recent analysis performed, the risk category of loans and leases is as follows (dollars in thousands):

Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
December 31, 2013:
Commercial—Non Real Estate	$13,289	$3,157	$982	$—	$—
Commercial Real Estate
Owner occupied	47,207	6,009	4,699	—	—
Income producing	33,875	10,501	7,424	—	—
Multifamily	5,925	1,823	—	—	—
Construction & Development
1—4 Family	1,133	252	360	—	—
Other	17,122	3,265	4,386	—	—
Farmland	279	—	252	—	—

Totals	$118,830	$25,007	$18,103	$—	$—

Total:
Commercial—Non Real Estate	$13,289	$3,157	$982	$—	$—
Commercial Real Estate	$87,007	$18,333	$12,123	$—	$—
Construction & Development	$18,534	$3,517	$4,998	$—	$—

Totals	$118,830	$25,007	$18,103	$—	$—

December 31, 2012:
Commercial—Non Real Estate	$17,728	$2,671	$2,593	$—	$—
Commercial Real Estate
Owner occupied	32,843	13,902	8,986	—	—
Income producing	25,537	13,411	8,639	—	—
Multifamily	5,197	1,956	56	—	—
Construction & Development
1—4 Family	1,346	275	388	—	—
Other	15,246	8,817	2,262	—	—
Farmland	280	—	362	—	—

Totals	$98,177	$41,032	$23,286	$—	$—

Total:
Commercial—Non Real Estate	$17,728	$2,671	$2,593	$—	$—
Commercial Real Estate	$63,577	$29,269	$17,681	$—	$—
Construction & Development	$16,872	$9,092	$3,012	$—	$—

Totals	$98,177	$41,032	$23,286	$—	$—

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

All consumer-related loans, including residential real estate and non-real estate are evaluated and monitored based upon payment activity. Once a consumer related loan becomes past due on a recurring basis, the Company will pull that loan out of the homogenized pool and evaluate it individually for impairment. At this time, the consumer-related loan may be placed on the Company’s internal watch list and risk rated either special mention or substandard, depending upon the individual circumstances. Consumer related loans at December 31, 2013 and 2012, segregated by class of loans, were as follows (dollars in thousands):

	December 31, 2013		December 31, 2012
Risk Based on Payment Activity	Performing	Non- Performing	Performing	Non- Performing
Residential
Equity Lines	$28,122	$95	$29,369	$93
1—4 Family	83,092	657	69,619	1,663
Junior Liens	1,080	26	1,313	—
Consumer—Non Real Estate
Credit Cards	—	—	—	—
Other	2,548	6	3,158	—

Totals	$114,842	$784	$103,459	$1,756

Total:
Residential	$112,294	$778	$100,301	$1,756
Consumer—Non Real Estate	$2,548	$6	$3,158	$—

Totals	$114,842	$784	$103,459	$1,756

Directors and officers of the Bank and companies with which they are affiliated are customers of the Bank in the ordinary course of business and are considered “insiders.” Outstanding balances for term loans and lines of credit to insiders as of December 31, 2013 and 2012 were approximately $2.5 and $2.8 million, respectively.

The following table summarizes the Bank’s loan transactions with insiders for the year ended December 31, 2013 (dollars in thousands):

Balance, December 31, 2012	$2,795
Advances	40
Repayments and participations sold	(286)

Balance, December 31, 2013	$2,549

Available lines of credit that can be drawn upon by insiders totaled $268,000 as of December 31, 2013.

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

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Changes in the allowance for loan losses by segment are as follows (dollars in thousands):

	December 31, 2013					December 31, 2012
	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance
Commercial - Non Real Estate	$1,209	$(115)	$1,698	$(2,616)	$176	$2,247	$(453)	$671	$(1,256)	$1,209
Commercial Real Estate
Owner occupied	1,359	(523)	553	(165)	1,224	1,794	(634)	69	130	1,359
Income producing	773	(21)	20	59	831	547	(1,170)	47	1,349	773
Multifamily	78	—	—	(28)	50	80	—	—	(2)	78
Construction & Development
1 - 4 Family	78	(5)	—	(21)	52	58	(99)	1	118	78
Other	728	(222)	22	52	580	661	(1,019)	168	918	728
Farmland	—	(21)	—	24	3	—	—	—	—	—
Residential
Equity Lines	314	(222)	39	201	332	279	(124)	9	150	314
1 - 4 Family	1,267	(675)	650	(24)	1,218	1,168	(1,109)	117	1,091	1,267
Consumer - Non Real Estate	98	(51)	37	(40)	44	143	(76)	32	(1)	98
Unallocated	986	—	—	519	1,505	1,124	—	—	(138)	986

Total	$6,890	$(1,855)	$3,019	$(2,039)	$6,015	$8,101	$(4,684)	$1,114	$2,359	$6,890

	Individually Evaluated for Impairment
	December 31, 2013		December 31, 2012
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$25	$2,304	$45	$3,227
Commercial Real Estate
Owner occupied	77	7,146	153	9,779
Income producing	126	11,021	164	11,781
Multifamily	12	1,226	43	1,311
Construction & Development
1 - 4 Family	8	360	7	388
Other	107	4,721	144	5,579
Farmland	—	252	—	362
Residential
Equity Lines	—	95	—	93
1 - 4 Family	208	12,945	199	13,431
Consumer - Non Real Estate	—	76	—	84
Unallocated	—	—	—	—

Total	$563	$40,146	$755	$46,035

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

	Collectively Evaluated for Impairment
	December 31, 2013		December 31, 2012
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$151	$15,124	$1,164	$19,765
Commercial Real Estate
Owner occupied	1,147	50,769	1,206	45,952
Income producing	705	40,779	609	35,806
Multifamily	38	6,522	35	5,898
Construction & Development
1 - 4 Family	44	1,385	71	1,621
Other	473	20,052	584	20,746
Farmland	3	279	—	280
Residential
Equity Lines	332	28,122	314	29,369
1 - 4 Family	1,010	71,910	1,068	59,164
Consumer - Non Real Estate	44	2,478	98	3,074
Unallocated	1,505	944	986	2,664

Total	$5,452	$238,364	$6,135	$224,339

5. Premises and Equipment

Premises and equipment are summarized as follows (dollars in thousands):

	December 31,
	2013	2012
Land	$1,826	$1,826
Buildings	10,233	10,233
Leasehold improvements	612	776
Furniture, fixtures and equipment	5,943	5,983

	18,614	18,818
Less, accumulated depreciation	7,340	6,975

	$11,274	$11,843

The Bank has entered into non-cancelable lease agreements for certain branch facilities. The leases expire through December 2016 and contain various renewal options. For the years ended December 31, 2013, 2012, and 2011, rental expense was approximately $283,000, $296,000, and $277,000, respectively.

The approximate minimum future lease payments are as follows (dollars in thousands):

2013	$260
2014	244
2015	244
2016	85
2017	—
Thereafter	—

$833

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

6. Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $115.9 million and $116.1 million at December 31, 2013 and 2012, respectively.

Contractual maturities of time deposits are summarized as follows (dollars in thousands):

	December 31,
	2013	2012
12 months or less	$114,091	$130,067
1-3 years	62,827	52,780
Over 3 - 5 years	3,631	4,276
Thereafter	—	—

	$180,549	$187,123

At December 31, 2013 and 2012, the Company had $0 and $15.1 million, respectively, in brokered certificates of deposit. At December 31, 2013, the Company had pledged $8.1 million of investment securities to the North Carolina State Treasurer for public funds in excess of the FDIC insured limits.

7. Federal Home Loan Bank Advances

The Bank had no advances from the Federal Home Loan Bank (“FHLB”) as of December 31, 2013 and 2012.

The Bank has total credit availability through the FHLB of approximately $64.2 million; however, FHLB advances can only be obtained on a secured basis. As of December 31, 2013 and 2012, the Bank had pledged its FHLB stock and certain qualifying real estate loans as collateral to secure approximately $7.8 million and $7.2 million, respectively, in immediate availability.

8. Federal Funds Purchased and Repurchase Agreements

The Bank had no federal funds purchased outstanding at December 31, 2013 and 2012. The Bank had $45.4 million outstanding in securities sold under agreements to repurchase at December 31, 2013 and 2012. A total of $45.0 million of these borrowings relate to two term repurchase agreements entered into during 2008. These borrowings were secured by marketable securities totaling approximately $55.5 million at December 31, 2013. The following table contains certain pertinent information with respect to these two agreements at December 31, 2013 (dollars in thousands):

	Outstanding Principal Balance	Annual Effective Interest Rate	Final Maturity Date	Beginning Quarterly Call Dates	Collateral Requirement
Agreement dated 7/8/2008	$25,000	4.79%	7/8/2018	7/8/2013	$6,962
Agreement dated 8/20/2008	20,000	3.78	8/20/2015	8/20/2011	3,574

Total	$45,000	4.38%			$10,536

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

The remaining repurchase agreements were primarily overnight transactions offered as a cash management service to business customers. A summary of selected data related to federal funds purchased and securities sold under overnight agreements to repurchase follows (dollars in thousands):

	At or for the year ended December 31,
	2013	2012	2011
Maximum amount outstanding at any month-end during the year	$1,499	$440	$812
Balance outstanding at end of year	388	362	381
Average outstanding balance during the year	805	348	478
Average interest rate during the year	0.13%	0.13%	0.10%
Average interest rate at end of year (1)	0.14	0.14	0.10

(1)	Average rate for month of December

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

10. Income Taxes

The components of income tax expense (benefit) are as follows (dollars in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Current tax expense (benefit)
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred tax expense (benefit)
Federal	(189)	(1,571)	(7,900)
State	(19)	(210)	(219)
Deferred tax asset valuation adjustment	208	1,781	12,662

	—	—	4,543

Total income tax expense (benefit)	$—	$—	$4,543

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

The Company and its subsidiary each reflect the tax expense or benefit associated with the results of their individual operating results. The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% are reconciled as follows (dollars in thousands):

	2013	2012	2011
Computed income tax benefit	$(140)	$(1,557)	$(8,061)
Changes resulting from:
State tax benefit, net of federal benefit	(19)	(209)	(1,080)
Non-taxable income	(139)	(301)	(202)
Deferred tax asset valuation adjustment	208	1,781	12,662
Other	90	286	1,224

Actual income tax expense (benefit)	$—	$—	$4,543

The components of deferred income taxes are as follows (dollars in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$2,319	$2,656
Accrued expenses	195	196
Accrued income	65	61
Reserve for other real estate valuation	571	976
Securities	2,089	—
State net economic loss carryovers	164	164
Federal net operating loss carryovers	12,874	12,077

Total deferred tax assets	18,277	16,130
Less valuation allowance	(14,651)	(14,443)

Net deferred tax assets	3,626	1,687

Deferred tax liabilities:
Depreciation and amortization	259	306
Prepaid expenses	310	414
Securities	—	335
Other	25	25

Net deferred tax liabilities	594	1,080

Net deferred tax asset	$3,032	$607

Management has established a deferred tax asset valuation allowance of $14.7 million and $14.4 million at December 31, 2013 and 2012, respectively. Although the Company has shown sufficient positive evidence and appears to have ample resources to remain viable into the future in order to utilize these benefits, we believe current overall credit trends, as well as actual and forecasted performance, raise significant concern over the ability of the Company to realize the components of its deferred tax assets relating to net operating losses and the allowances for losses on loans and OREO. Income tax expense (benefit) contains no interest or penalty amounts for the years ended December 31, 2013, 2012, or 2011.

The 2013 state net economic loss of approximately $2.1 million must be carried forward to future years. The Company has approximately $43.4 million in total state net economic loss carryovers which will expire between 2023 and 2028 if not previously utilized. The Company’s 2013 federal net operating loss of approximately $2.1 million may be carried forward for up to 20 years, if not previously utilized. The Company has approximately $37.9 million in total federal net operating loss carryovers which will expire between 2029 and 2033 if not previously utilized.

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

Intercompany transactions

Restrictions on loans by the Bank to the Company are imposed by Federal Reserve Act Sections 23A and 23B, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its parent or other affiliate, if the loan is secured and so long as certain safety and soundness requirements and market terms requirements are met. If collateral is in the form of stocks, or other real or personal property, it must have a market value when the loan is made of at least 30% more than the amount of the loan; if the collateral is in the form of debt instruments, it must have a market value when the loan is made of at least 20% more than the amount of the loan; and if the collateral is in the form of obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $1.6 million at December 31, 2013. No 23A transactions existed at December 31, 2013 or 2012.

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

As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as undercapitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain the minimum capital ratios. The Bank’s actual capital amounts (in thousands) and ratios and minimum requirements are set forth in the table below:

	Actual Capital		Capital needed to meet Regulatory Guidelines
	Ratio	Amount	Minimum	Well- Capitalized
As of December 31, 2013:
Total Capital (to Risk Weighted Assets):
Bank of the Carolinas	5.47%	$17,086	$25,023	$31,279
Bank of the Carolinas Corporation Consolidated	4.23	13,230	25,011	31,264
Tier 1 Capital (to Risk Weighted Assets):
Bank of the Carolinas	4.21	13,151	12,512	18,767
Bank of the Carolinas Corporation Consolidated	2.11	6,615	12,506	18,758
Tier I Leverage Capital (to Fourth Quarter Average Assets):
Bank of the Carolinas*	3.08	13,151	17,189	21,486
Bank of the Carolinas Corporation Consolidated	1.55	6,615	17,183	21,478
As of December 31, 2012:
Total Capital (to Risk Weighted Assets):
Bank of the Carolinas	6.25%	$19,640	$25,149	$31,437
Bank of the Carolinas Corporation Consolidated	6.22	19,541	25,150	31,438
Tier 1 Capital (to Risk Weighted Assets):
Bank of the Carolinas	4.99	15,674	12,575	18,862
Bank of the Carolinas Corporation Consolidated	3.46	10,866	12,575	18,863
Tier I Leverage Capital (to Fourth Quarter Average Assets):
Bank of the Carolinas*	3.56	15,674	17,623	22,029
Bank of the Carolinas Corporation Consolidated	2.47	10,866	17,630	22,037

*	As previously described, the Company’s Board of Directors agreed to maintain the Bank’s Leverage Capital Ratio of 8.0% which is above the minimum level required by regulatory capital guidelines.

12. Employee Benefit Plan

The Bank has a 401(k) Plan to benefit employees. Employees that meet certain age and service requirements may participate in the Plan. Employees may contribute up to 75 percent of their compensation subject to certain limits based on federal tax laws. The Bank may make contributions to the Plan as determined by the Bank’s Board of Directors. For the years ended December 31, 2013, 2012, and 2011, there was no expense attributable to the Plan.

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

The Bank had outstanding commitments to originate commercial and construction loans of approximately $29.6 million at December 31, 2013. These commitments were composed of variable rate loans, with interest rates based upon the prime rate. The commitments included various maturity terms with balloon payments due between one to five years.

The following summarizes the Bank’s approximate remaining available balance to customers under commitments to fund lines of credit at December 31, 2013 (in thousands):

Unfunded Commitments
Unfunded loan commitments	$29,553
Standby letter of credits	181

$29,734

14. Employment and Change of Control Agreements

The Company has entered into an employment agreement with a key employee. The employment agreement provides for a rolling three-year term. In most circumstances, commencing on the first anniversary date and continuing each anniversary date thereafter, the agreement automatically extends for an additional year so that the remaining term shall remain three years. The agreement provides for severance payments and other benefits in the event of involuntary termination of employment in connection with any change in control of the Company or the Bank. A severance payment will also generally be provided on a similar basis in connection with voluntary termination of employment where, subsequent to a change in control, the officer is assigned duties inconsistent with his position, duties, responsibilities and status immediately prior to such change in control. The severance payments are defined in the agreement, but in no case exceed 2.99 times the executive officer’s annual base salary in effect at the time the change in control becomes effective or as in effect at the time the officer’s termination becomes effective, whichever is greater. The employment agreement provides for termination by the Company for just cause at any time. The Company has not accrued any benefits under this post-employment agreement.

15. Stockholders’ Equity

Preferred Stock

The Company has 3 million shares of preferred stock authorized. At December 31, 2013 and 2012, there were 13,179 shares of preferred stock issued and outstanding with a $1,000 per share liquidation preference. All of the shares were issued on April 17, 2009, in connection with the U.S. Treasury’s TARP Capital Purchase Program. In February 2011, the Company notified the U.S. Treasury of its intent to defer the payment of its regular quarterly cash dividend on its Series A Preferred Stock.

Common Stock

The Company has 15 million shares of $5 par value common stock authorized. There were 3,895,840 shares of common stock outstanding at December 31, 2013 and 2012.

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

The Company did not grant options during the years ended December 31, 2013, 2012, and 2011. The most recent options were granted with a weighted average fair market value of $5.25 per share. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.

The Company also granted 6,000 shares of restricted stock during 2008. These shares were granted with a weighted average fair value of $5.25. The awards have all been recognized. The restricted stock grants were granted using the same fair value assumptions as the option grants during the year. The restricted stock grant agreements are based upon continued employment with the Company and carry no performance provisions in order to receive the shares at the end of the vesting schedule. The shares will vest equally over a three year period. There was a forfeiture of 1,333 shares in 2011.

Stock based compensation benefit (expense) was $0, $(1,000), and $8,000 in 2013, 2012, and 2011, respectively. All stock based awards are vested and all expense has been recognized at December 31, 2013.

Accounting principles generally accepted in the United States of America require the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (“excess tax benefits”) to be classified as financing cash flows. There were no excess tax benefits classified as a financing cash inflow for the years ended December 31, 2013, 2012, and 2011. There were no options exercised in 2013. There were no forfeitures of options in 2013.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

A summary of the status of the Company’s stock options and stock awards as well as the warrants issued to the U.S. Treasury as of December 31, 2013 and changes during the year then ended is presented below:

For the Year ended December 31, 2013
Stock Options and Warrants			Restricted Stock Awards
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Grant Date Fair Value
Options outstanding at beginning of year	20,000	$8.07	Outstanding at beginning of year	4,667	$5.25
Options granted	—	—	Granted	—	—
Options exercised	—	—	Forfeited	—	—

Options forfeited	—	—	Outstanding at end of year	4,667	$5.25

Options expired	—	—

Options outstanding at end of year	20,000	8.07
Warrants issued and outstanding at end of year	475,204	4.16

Total Options and warrants outstanding at end of year	495,204	$4.32

At December 31, 2013
Stock Options and Warrants Outstanding					Stock Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
4.06 - 5.99	12,000	4.81 years	$5.25	$—	12,000	$5.25	$—
6.00 - 16.90	8,000	0.94 years	12.29	—	8,000	12.29	—

Total Options	20,000	3.26 years	8.07	—	20,000	8.07	—
Total Warrants	475,204	5.29 years	4.16	(1,130)	475,204	4.16	(1,130)

Total Options and warrants	495,204	5.21 years	$4.32	$(1,130)	495,204	$4.32	$(1,130)

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

Federal Home Loan Bank Advances—The fair values of the Bank’s advances are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

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

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

The approximate carrying and estimated fair values of financial instruments are summarized below (in thousands):

	Level in Fair Value Hierarchy	December 31, 2013		December 31, 2012
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$14,842	$14,842	$7,786	$7,786
Federal funds sold	Level 1	19,580	19,580	27,370	27,370
Investment securities	Level 2	90,315	90,135	106,931	106,753
Loans receivable, net	Level 3	272,495	272,524	263,484	265,760
Bank owned life insurance	Level 1	10,888	10,888	10,536	10,536
Accrued interest receivable	Level 1	1,156	1,156	1,315	1,315
FHLB stock	Level 1	524	524	729	729
Financial liabilities:
Deposits:
Demand, Savings, and Money Market	Level 2	185,601	185,601	185,849	185,849
Time	Level 2	180,549	178,676	187,123	187,402
Other borrowings	Level 2	53,243	53,243	53,217	53,217
Other liabilities	Level 2	2,510	2,510	2,138	2,138

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

The Company uses three levels of measurement to group those assets measured at fair value. These groupings are made based on the markets the assets are traded in and the reliability of the assumptions used to determine fair value. The groupings include:

•	Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 – observable inputs other than the quoted prices included in Level 1.

•	Level 3 – unobservable inputs.

Investment Securities—The Company’s investment securities are measured on a recurring basis through a model used by our bond agent. All of our bond price adjustments meet level 2 criteria. Prices are derived from a model which uses actively quoted rates, prepayment models and other underlying credit and collateral data.

Impaired Loans—The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are recorded at fair value less estimated selling costs. Once a loan is identified as individually impaired, the Company measures impairment. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, liquidation value, discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At December 31, 2013 and 2012, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate Owned—Properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or the new fair value less estimated selling costs. Fair value is generally based upon current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the asset as nonrecurring Level 2. However, the Company also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals such as changes in absorption rates or market conditions from the time of valuation. In situations where an appraisal less estimated selling costs is used to determine fair value, management adjustments are significant to the fair value measurements, or other means are used to estimate fair value in the absence of an appraisal, the Company records the impaired loan as nonrecurring Level 3 within the valuation hierarchy.

	Total at 12/31/2013	Level 1	Level 2	Level 3
	(in thousands)
Assets valued on a recurring basis
Investment securities:
U.S. Government agency	$40,930	$—	$40,930	$—
State and municipals	10,181	—	10,181	—
Corporate	—	—	—	—
Mortgage-backed	38,204	—	38,204	—
Assets valued on a non-recurring basis
Impaired loans	39,583	—	—	39,583
Other real estate owned	1,233	—	—	1,233

Total	$130,131	$—	$89,315	$40,816

	Total at 12/31/2012	Level 1	Level 2	Level 3
	(in thousands)
Assets valued on a recurring basis
Investment securities:
U.S. Government agency	$48,118	$—	$48,118	$—
State and municipals	10,326	—	10,326	—
Corporate	—	—	—	—
Mortgage-backed	46,492	—	46,492	—
Assets valued on a non-recurring basis
Impaired loans	45,280	—	45,280	—
Other real estate owned	4,976	—	4,976	—

Total	$155,192	$—	$155,192	$—

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

17. Parent Company Financial Information

The condensed balance sheets for 2013 and 2012, and the condensed statements of operations and cash flows for the parent company as of and for the years ended December 31, 2013, 2012, and 2011 are presented below (in thousands):

Condensed Balance Sheets

	2013	2012
Assets
Cash	$437	$452
Investment in wholly owned subsidiary	12,893	16,864
Other assets	156	167

Total Assets	$13,486	$17,483

Liabilities and Stockholder’s equity:
Borrowings	$7,855	$7,855
Other liabilities	851	563
Stockholder’s Equity	4,780	9,065

Total Liabilities and Stockholder’s Equity	$13,486	$17,483

Condensed Statements of Operations

	2013	2012	2011
Interest on deposits in other banks	$3	$3	$5
Other income	—	—	—

Total operating income	3	3	5

Loss on sale of securities	—	—	—
Interest expense on borrowed funds	288	294	278
Other	30	57	99
Equity in undistributed loss of subsidiary	98	4,231	27,497

Total operating expense	416	4,582	27,874

Loss before taxes	(413)	(4,579)	(27,869)
Income tax expense (benefit)	—	—	382

Net loss	(413)	(4,579)	(28,251)
Preferred stock dividends and accretion	(978)	(956)	(934)

Net loss available to common shareholders	$(1,391)	$(5,535)	$(29,185)

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Condensed Statements of Cash Flows

	2013	2012	2011
Cash Flows from Operating Activities:
Net loss	$(413)	$(4,579)	$(28,251)
Equity in undistributed net loss of subsidiary	98	4,231	27,497
Change in other assets	300	218	612
Change in other liabilities	—	(1)	(3)

Net cash used by operating activities	(15)	(131)	(145)

Cash Flows from Investing Activities:
Investment in subsidiary	—	—	—

Cash Flows from Financing Activities:
Cash dividends paid on preferred stock	—	—	—
Cash dividends paid on common stock	—	—	—

Net cash used by financing activities	—	—	—

Net decrease in cash and cash equivalents	(15)	(131)	(145)
Cash and cash equivalents at beginning of year	452	583	728

Cash and cash equivalents at end of year	$437	$452	$583

18. Going Concern Considerations and Management’s Plans and Intentions

Going Concern Considerations

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In making this assessment, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of December 31, 2013. The Company had a history of profitable operations prior to 2008 and sufficient sources of liquidity to meet its short-term and long-term funding needs.

The effects of the 2007—2009 recession were felt across many industries, with financial services and real estate being particularly hard-hit. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, including residential construction and development loans, saw a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011. During 2012 and 2013, the Bank saw significant improvement in levels of nonperforming assets. The significant losses from 2010 to 2013, which were primarily related to credit losses and the valuation allowance on deferred tax asset, reduced the Company’s capital levels. In order to again become well capitalized under federal banking agencies’ guidelines, management believes that the Company will need to raise additional capital to recapitalize the Bank and to absorb the potential future credit losses associated with the disposition of its nonperforming assets. Accordingly, management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity in public or private offerings. Management is actively evaluating a number of potential capital sources, asset reductions, and other balance sheet management strategies with the goal of increasing its level of regulatory capital to support its balance sheet long-term. Management is currently reducing and otherwise restructuring its balance sheet to improve capital ratios.

The Company’s financial condition and a depressed stock price are significant barriers to the success of any plan to issue additional equity in public or private offerings. An equity financing transaction would result in substantial dilution to the Company’s current stockholders and could adversely affect the market price of the Company’s common stock. There can be no assurance as to whether these efforts will be successful, either on a short-term or long-term basis. Should these

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

efforts be unsuccessful, due to existing regulatory restrictions on cash payments and dividends between the Bank and the holding company, the Company may be unable to discharge its liabilities in the normal course of business. There can be no assurance that the Company will be successful in any efforts to raise additional capital during 2014.

Both the Company and the Bank actively manage liquidity and cash flow needs. The Bank is prohibited from declaring or paying dividends without prior approval of the FDIC or the Commissioner and the Company is prohibited from declaring or paying dividends without the prior approval from the Federal Reserve. Even if these requirements were not in place, the Company does not intend to declare or pay dividends to shareholders at any time in the foreseeable future. At December 31, 2013, the Company had $14.8 million of cash and cash equivalents. The Company has no long-term debt maturing in 2014.

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

Management’s Plans and Intentions

The Company incurred significant net losses in 2011 and 2012 primarily from the higher provisions for loan losses due to the significant level of nonperforming assets and increases in foreclosed real estate. While conditions improved in 2013, the Company’s expenses are still at an excessive level due to the term repurchase agreements, FDIC insurance premiums, and costs related to foreclosed real estate. The FDIC and the Commissioner issued the Consent Order in April 2011. The Company entered into a written agreement with the FRB in August 2011. The Company’s independent registered public accounting firm issued a report with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2013, which contained an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The following strategies to improve the Company’s financial condition have been or are being implemented:

Deferring Preferred Stock and Trust Preferred Securities Payments—The Company began deferring the payment of cash dividends on its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A, beginning in February 2011, as well as the payment of interest on the outstanding junior subordinated notes related to its trust preferred securities to enhance the Company’s liquidity. The expense associated with trust preferred securities continues to accrue and is reflected in the Company’s Consolidated Statements of Operations. The dividends on preferred stock are shown as an increase to net loss to derive net loss to common shareholders in the Consolidated Statements of Operations.

Balance Sheet Reduction—Management currently is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At December 31, 2013, risk-weighted assets had been reduced by $50.2 million since December 31, 2011. Reductions occurred primarily in the commercial loan portfolio. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in brokered and institutional CDs by $40.5 million.

Earnings—In June 2011, the Bank retired $10.0 million in FHLB advances and paid an early redemption penalty of $273,000 to the FHLB for the retirement of these advances. In November 2011, the Bank retired an additional advance of $10.0 million due to the FHLB and paid an early redemption penalty of $7,000. The advances had a remaining average life of 1.0 year and an average interest rate of 1.21%. The Bank is prohibited from accepting or rolling over any brokered certificates of deposits. Since April 2011, the brokered certificates of deposit had maturities ranging from 2 months to 27

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

months with interest rates ranging from 0.75% to 2.40%. As these matured and continue to mature, the Bank replaced and will continue to replace these funds with institutional certificates of deposit with average interest rates of 0.55%. In 2012 and 2013, the Bank was able to return loans, previously in a non-accrual status, to accrual status after six months of payment performance. As a result of these changes, the Bank expects a positive impact on its net interest margin.

Additional Capital—The Company has engaged investment banking firms and is working to secure investors in a capital raise plan that may include issuing common stock, preferred stock or a combination of both, debt, or other financing alternatives that may be treated as capital for capital adequacy ratio purposes. Currently, the Company is working diligently to raise additional capital in the next few months; however, there are no assurances that an offering will be completed or that the Company will succeed in this endeavor. In addition, a transaction would more likely than not involve equity financing, resulting in substantial dilution to current shareholders and an adverse effect on the price of the Company’s common stock. The Company’s ability to raise capital is contingent on the current capital markets and on its financial performance. Available capital markets may not be favorable, and the Company cannot be certain of its ability to raise capital on any terms.

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

The Company’s Management’s Report on Internal Control Over Financial Reporting appears below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under supervision of the Company’s Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the above evaluation of the Company’s disclosure controls and procedures, no change in the Company’s internal control over financial reporting was identified that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Our Bylaws provide that:

•

our Board of Directors consists of not less than five nor more than eighteen members, and our Board is authorized to set and change the actual number of our directors from time to time within those limits; and

•	our directors are elected each year at our Annual Meeting for terms of one year, or until their successors have been duly elected and qualified.

The following table lists information about each of our current directors, including a description of his or her principal occupation and business experience. There are no family relationships among directors and executive officers of the Company.

Name and Age	Positions With Us and the Bank (1)	Year First Elected (2)	Principal Occupation and Business Experience
Jerry W. Anderson (74)	Director	1998	Partner, Anderson Aggregates, LLC (land clearing) since 1999; previously, President, Anderson Chip & Pulpwood, Inc., from 1986 until its merger with Anderson Aggregates in 1999
Alan M. Bailey (73)	Director	1998	Private investor; previously, owner and operator, 801 Shell Service (gasoline station)
John A. Drye (50)	Director	2002	Partner, Central Carolina Insurance Agency (general insurance agency)
John W. Googe (88)	Director	2001	President and Chief Executive Officer, Flex-Pay Business Services, Inc. (payroll services) (1996–present); Director, Flight Op (aircraft charter) (2008–present); Manager, Coliseum Drive Association (real estate) (2005–present); Manager, Southeastern Pension Co. (pension record keeping) (2009–present)
Henry H. Land (71)	Director	2002	Retired; previously, Partner, McClary, Stocks, Smith, Land & Campbell, P.A., Certified Public Accountants (1988–2006)
Grady L. McClamrock, Jr. (61)	Director	2001	Attorney; owner, Grady L. McClamrock, Jr., J.D., P.A. (law firm)
Lynne Scott Safrit (55)	Director	2002	President and Chief Operating Officer, Castle & Cooke North Carolina, LLC (property management and development)
Francis W. Slate (91)	Director; Chairman of the Board of Directors	1998	Mayor, Town of Mocksville; retired General Surgeon, Mocksville Surgical Associates, P.A.
Stephen R. Talbert (68)	Director; Vice Chairman of the Board of Directors; President and Chief Executive Officer	2002	Our executive officer(3)

(1)	Members of certain committees of our Board are as follows:

Audit Committee	Corporate Governance Committee	Risk Oversight Committee	Executive Committee
Henry H. Land - Chairman	Grady L. McClamrock, Jr. - Chairman	Lynne Scott Safrit - Chairman	Francis W. Slate - Chairman
Jerry W. Anderson	Jerry W. Anderson	John A. Drye	John W. Googe
Alan M. Bailey	Alan M. Bailey	John W. Googe	Henry H. Land
Lynne Scott Safrit	John W. Googe	Henry H. Land	Grady L. McClamrock, Jr.
Francis W. Slate	Lynne Scott Safrit	Stephen R. Talbert	Stephen R. Talbert

(2)	“Year first elected” refers to the year in which each individual first became a director of the Bank. Each nominee first became our director at the time we were incorporated during 2006 as the Bank’s holding company. Messrs. Drye, Land and Talbert and Ms. Safrit previously served as directors of BOC Financial Corp and were appointed as directors of the Bank following our merger with that company on December 31, 2001.
(3)	Information regarding Mr. Talbert’s business experience is included in his listing below under the heading “Executive Officers.”

Factors Bearing on Qualifications of Directors

The experience, qualifications, attributes, skills and other factors that leads our Board to conclude that each of our directors listed in the table above should serve, or continue to serve, as a director are described below.

Jerry W. Anderson

•	Thorough understanding of our culture, values, and goals derived from service as a director since 1998

•	Owner/operator of Anderson Aggregates for over 40 years

•	Board experience for over 25 years with Energy United

•	Active in civic clubs in Davie County

•	Over 40 years operating a business in Davie County leads to a thorough understanding of the banking needs of small business owners

Alan M. Bailey

•	Thorough understanding of our culture, values and goals derived from service as a director since 1998

•	Owner/operator of 801 Shell Service and Bailey’s Auto Sales for over 30 years

•	Graduate of NC Bank Directors’ College 1998

•	Well respected in the business community of Davie County as his family has been in business for over 100 years

•	Understands the banking and business needs of small business owners

John A. Drye

•	Thorough understanding of our culture, values and goals derived from service as a director since 2002

•	Over 20 years experience in the insurance industry as partner of a property/casualty insurance agency

•

Furman University, BA, graduated 1986; University of Georgia, MBA, concentration in finance and risk management, graduated 1988; Chartered Property and Casualty Underwriter 1997; Certified Builders Insurance Agent 2008

•	Active involvement in church and civic clubs of Rowan County

•	Good understanding of the banking needs of small businesses in Rowan and Cabarrus Counties

John W. Googe

•	Thorough understanding of our culture, values and goals derived from service as a director since 2001

•	Over 40 years professional experience, served as President and COO of a public company

•	Guilford College, Economics degree graduated 1950; Chartered Life Underwriter 1960

•	Past service on other public company boards of directors

•

Mr. Googe has started and sold 18 different companies, this gives him a great understanding of the banking needs in many different industries; he is also well-respected in the Winston-Salem business community

Henry H. Land

•	Thorough understanding of our culture, values and goals derived from service as a director since 2002; currently serves as Chairman of and financial expert for the Audit Committee

•	East Carolina University, AB degree in Business Administration; CPA certification in 1969 from state of North Carolina

•	Extensive experience in financial accounting and reporting with large industrial corporation

•	Public accounting experience with various small- to medium-size privately owned businesses

•	Able to identify the financial needs of small- and mid-size businesses in our market area

Grady L. McClamrock, Jr.

•	Thorough understanding of our culture, values and goals derived from service as a director since 2001.

•	North Carolina State University, construction engineering degree 1974; Wake Forest Law School, JD degree 1977

•	Significant business skills developed through owning and managing law practice

•	Visible and active as a community leader serving on various boards within our market area

•	Able to identify with the financial needs of small- and mid-size businesses in our market area

Lynne Scott Safrit

•	Thorough understanding of our culture, values and goals derived from service as a director since 2002

•	Substantial experience in commercial real estate with more than 15 years as president of a national real estate development company

•	Catawba College, BA Cum Laude 1980; UNCC, MA 1981

•

Very active in many civic and professional organizations; currently serving on the Board of Trustees of Catawba College and President of the Board of Directors of the Cabarrus County Economic Development Corp.

•	Member of the Catawba College Business Hall of Fame

•	Graduate of NC Advanced Bank Directors’ College 2003

•	Able to identify with the financial needs of small- and mid-size businesses in our market area

Francis W. Slate

•	Thorough understanding of our culture, values and goals derived from service as a director since 1998

•	Over 32 years experience in healthcare as a general surgeon

•

University of Cape Town, M. B. Ch. B degree 1947 (South African equivalent of M.D.) New York University Postgraduate Medical School 1952–1953; George Washington University Medical School residency in General Surgery 1953–1956

•	Very active in medical community and as a community leader serving 12 years as Davie County Commissioner; Mocksville Town Commissioner for 10 years; Mayor of Mocksville for 16 years

•	Able to identify with the financial needs of small- and mid-size businesses in our market area

Stephen R. Talbert

•

Thorough understanding of our culture, values and goals derived from 42 years experience in the banking industry and service as a director since 2002; currently serves as our Vice Chairman, President and Chief Executive Officer

•	Experience as President and Chief Executive Officer of Bank of the Carolinas until its merger with Bank of Davie in 2001

•	Catawba College, BA degree in Business Administration 1966

•	Very active in local community serving on many boards including NorthEast Medical Center Foundation, Trinity Lutheran Church, and Catawba College Board of Visitors

•	Able to identify with the financial needs of small- and mid-size businesses in our market area

Executive Officers

We consider our three officers listed below to be our executive officers.

Stephen R. Talbert, age 68, serves as our and the Bank’s Vice Chairman, President, and Chief Executive Officer. He joined the Bank on December 31, 2001, in connection with the Bank’s acquisition of BOC Financial Corp. Previously, he had served as Chairman, President and Chief Executive Officer of BOC Financial Corp since its organization during 1998, and in the same positions with that company’s bank subsidiary or its predecessor since 1971. He served as the Bank’s Chairman and Executive Vice President from 2002 to 2004 and has been Vice Chairman since 2004. Prior to being appointed President and Chief Executive Officer, Mr. Talbert served as our Interim Chief Executive Officer from August to September 2010.

George E. (“Ed”) Jordan, age 55, was appointed to serve as Chief Operating Officer of the Bank on November 24, 2010. Mr. Jordan previously served as the Bank’s Executive Vice President since January 2008 and, in that position, supervised the Bank’s financial services, marketing and sales functions and served as regional executive for the Bank’s offices located in Stokes, Forsyth, Davidson and Randolph Counties. Prior to that, he served as the Bank’s President and Chief Operating Officer from May 2004 to January 2008. Prior to his employment with the Bank, Mr. Jordan was employed by Wachovia Bank for 24 years where his positions included supervisory responsibility over city executives for several of that bank’s Triad area offices and service as that bank’s Senior Vice President and Business Banking Sales Director with responsibilities for middle market lending.

Megan W. Patton, age 32, was appointed to serve as Senior Vice President and Chief Financial Officer of the Company and the Bank on January 14, 2014. Ms. Patton has been employed by the Bank since June 2008 and has served as an internal auditor, controller, and vice president. Prior to joining the Bank, Ms. Patton was employed by Elliott Davis, LLC, as a senior tax accountant.

Audit Committee

Our Board of Directors has a standing Audit Committee that operates under a written charter approved by our Board that sets out the Committee’s composition, authority, duties and responsibilities. A current copy of the charter of the Audit Committee is available on our website at www.bankofthecarolinas.com. We believe that each member of the Committee is an “independent director” as that term is defined by the listing standards of The Nasdaq Stock Market. Although the Company’s common stock is no longer listed on The Nasdaq Stock Market, the Board of Directors continues to use Nasdaq’s definition of independence in determining whether or not a director or nominee for director is independent.

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

The Committee reviews various reports from our independent accountants (including its annual audit report on our consolidated financial statements), financial reports we file under the Securities Exchange Act of 1934, and reports of examinations by our regulatory agencies, and it generally oversees our internal audit program. Also, as described in this Report under Item 13 (Certain Relationships and Related Transactions, and Director Independence), our Board has directed the Audit Committee to monitor and make annual reports regarding the independence of our directors. The Committee met six times during 2013.

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

Henry H. Land

Post Office Box 166

Kannapolis, NC 28082

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors and executive officers are required by federal law to file reports with the Securities and Exchange Commission regarding the amounts of and changes in their beneficial ownership of our common stock. Based on our review of copies of those reports, we are required to disclose failures to report shares beneficially owned or changes in beneficial ownership, and failures to timely file required reports, during previous years. We currently are not aware of any of our directors or executive officers who, during 2013, failed to report shares beneficially owned or to timely file a required report.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary

The following table shows the cash and certain other compensation paid or provided to or deferred by the named executive officers for 2013 and 2012. Our named executive officers are compensated by the Bank for their services as its officers, and they receive no separate salaries or other cash compensation from us for their services as our officers

SUMMARY COMPENSATION TABLE

Name and Principal Position (1)	Year	Salary (2)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation (3)	Total
Stephen R. Talbert	2013	$220,000	-0-	-0-	-0-	-0-	$1,946	$221,946
Vice Chairman, President and Chief Executive Officer	2012	228,463	-0-	-0-	-0-	-0-	4,439	232,902
George E. Jordan	2013	$167,500	-0-	-0-	-0-	-0-	$1,261	$168,761
Executive Vice President and Chief Operating Officer	2012	169,714	-0-	-0-	-0-	-0-	1,428	171,142
Megan W. Patton	2013	$110,485	-0-	-0-	-0-	-0-	-0-	$110,485
Senior Vice President and Chief Financial Officer	2012	93,754	-0-	-0-	-0-	-0-	-0-	93,754

(1)	Mr. Talbert served as a member of our Board of Directors during 2013 and 2012. Mr. Talbert received no additional compensation for his service as a director. Ms. Patton was appointed Senior Vice President and Chief Financial Officer on January 14, 2014.
(2)	Reflects total salary paid by the Bank each year, including the amount of salary deferred at each officer’s election under our Section 401(k) plan.
(3)	The following table describes each officer’s “Other Compensation” for 2013:

Description	Mr. Talbert	Mr. Jordan
Our estimated aggregate incremental cost related to personal benefits received during 2013 (a)	$1,946	$1,261

Total	$1,946	$1,261

(a)	Our executive officers receive, or we may treat them as receiving, various non-cash personal benefits. During 2013, the personal benefits received by the named officers included, for Mr. Talbert and Mr. Jordan, personal use of a Bank-owned vehicle.

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

Options covering a total of 6,000 shares have been granted to Mr. Jordan. All of these options were exercisable on December 31, 2013.

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

Like most financial institutions, our financial performance has been negatively affected by the economy and by reduced real estate values in our banking markets, and increased levels of non-performing loans, loan charge-offs and provisions to our allowance for loan losses. Our Board chose not to implement the plan in 2013. As a result, none of our officers and employees were eligible to receive any cash awards under the plan, and no such awards were paid in 2013.

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

As a result of the CPP Rules and the terms of the Consent Order, notwithstanding the terms of Mr. Jordan’s employment agreement, we believe that no severance or golden parachute payments would have been made to him by the Bank if his employment had terminated on December 31, 2013.

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

DIRECTOR COMPENSATION

General

Directors’ Fees.    Our non-employee directors serve and are compensated as directors of the Bank. Our and the Bank’s Boards usually meet jointly, and directors do not receive any additional cash compensation for their services as our directors unless our Board meets separately. The following table describes our standard schedule of fees paid to our non-employee directors for their service during 2013.

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

No stock options or other equity awards of any type were granted under the Omnibus Equity Plan to any of our directors during 2013.

Director Compensation for 2013

The following table summarizes the compensation paid or provided to our non-employee directors for their services during 2013. Although he served as a director during 2013, Stephen R. Talbert is not listed in the table. Mr. Talbert was compensated as an officer and employee of the Bank and he received no separate or additional compensation for his service as a director.

2013 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Jerry W. Anderson	$17,750	$-0-	$17,750
Alan M. Bailey	19,450	-0-	19,450
John A. Drye	19,100	-0-	19,100
John W. Googe	17,950	-0-	17,950
Henry H. Land	18,775	-0-	18,775
Grady L. McClamrock, Jr.	19,600	-0-	19,600
Lynne Scott Safrit	17,000	-0-	17,000
Francis W. Slate	20,575	-0-	20,575

(1)	No stock options or other equity awards of any type were granted to any of our non-employee directors during 2013. On December 31, 2013, our non-employee directors held stock options covering the following aggregate numbers of shares: Messrs. Anderson, Bailey, Drye, Googe, Land, McClamrock, Dr. Slate, and Ms. Safrit — 1,500 shares each.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Securities

Principal Shareholders.    The following table lists the only person who we believe owned, beneficially or of record, 5% or more of our outstanding common stock on December 31, 2013. This information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2007.

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

Directors and Executive Officers.    The following table describes the beneficial ownership of our common stock on December 31, 2013, by our current directors and named executive officers, individually, and by all our directors and named executive officers as a group.

Name of beneficial owner	Amount and nature of beneficial ownership(1)		Percent of class(2)
Jerry W. Anderson	40,349		1.04%
Alan M. Bailey	58,665		1.51%
John A. Drye	23,983	(3)	0.62%
John W. Googe	35,500		0.91%
George E. Jordan	12,399		0.32%
Henry H. Land	18,589		0.48%
Grady L. McClamrock, Jr.	56,419	(4)	1.45%
Megan W. Patton	1,112	(5)	0.03%
Lynne Scott Safrit	15,384		0.39%
Francis W. Slate	43,014		1.10%
Stephen R. Talbert	39,639	(6)	1.02%
All current directors and executive officers as a group (11 people)	345,053		8.82%

(1)	Individuals named and included in the group have shared voting and investment power with respect to certain of the listed shares as follows: Mr. Anderson—12,066 shares; Mr. Bailey—175 shares; Mr. Drye—737 shares; Mr. Jordan—1,200 shares; Ms. Safrit—7,948 shares; Mr. Talbert—18,154 shares; and all persons included in the group—40,280 shares. The listed shares also include the following numbers of shares that could be purchased by individuals named and included in the group pursuant to stock options that could be exercised within 60 days of December 31, 2013 and with respect to which shares they may be deemed to have sole investment power: Mr. Anderson—1,500 shares; Mr. Bailey—1,500 shares; Mr. Drye—1,500 shares; Mr. Googe—1,500 shares; Mr. Jordan—6,000 shares; Mr. Land—1,500 shares; Mr. McClamrock—1,500 shares; Ms. Safrit—1,500 shares; Dr. Slate—1,500 shares; and all persons included in the group—18,000 shares. Except as otherwise noted, and to the best of our knowledge, the individuals named and included in the group exercise sole voting and investment power with respect to all remaining listed shares.
(2)	Percentages are calculated based on 3,895,840 total outstanding shares plus, in the case of each named individual and the group, the number of additional shares that could be purchased by that individual or by persons included in the group under stock options that could be exercised within 60 days of December 31, 2013.
(3)	Includes 1,200 shares owned by a business entity controlled by Mr. Drye.
(4)	Includes 3,286 shares owned by Mr. McClamrock’s spouse in her individual capacity.
(5)	Includes 112 shares allocated to Ms. Patton’s individual account under the Bank’s 401(k) plan.
(6)	Includes 1,323 shares owned by Mr. Talbert’s spouse in her individual capacity.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes all compensation plans and individual compensation arrangements which were in effect on December 31, 2013, and under which shares of our common stock have been authorized for issuance.

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

In addition to the specific Nasdaq criteria, in determining the independence of each director the Board considers whether it believes transactions that are disclosable in our proxy statements as “related person transactions,” or any other transactions, relationships, arrangements or factors, could impair a director’s ability to exercise independent judgment. In its determination that the directors named above are independent, those other factors considered by the Committee and the Board included (1) the Bank’s lending relationships with directors who are loan customers; and (2) legal services that Mr. McClamrock provides from time to time in connection with matters involving such things as loan closings or collections. In the case of Mr. McClamrock, the Board concluded that he is independent under Nasdaq’s criteria, but that he may not serve on our Audit Committee.

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

As our independent accountants for 2013 and 2012, Turlington and Company LLP provided us with various audit and other professional services for which we were billed, or expect to be billed, for fees as further described below. Our Audit Committee considers whether the provision of non-audit services by our independent accounting firm is compatible with maintaining its independence. The Committee believes that the provision of non-audit services by Turlington and Company LLP during 2013 and 2012 did not affect its independence.

The following table lists the aggregate amounts of fees paid to Turlington and Company LLP for audit services for 2013 and 2012 and for other services they provided during 2013 and 2012.

Type of Fees and Description of Services	2013		2012
Audit Fees, including audits of our consolidated financial statements, reviews of our condensed interim consolidated financial statements, and other audit services	$116,750		$113,750
Audit-Related Fees	19,250	(1)	18,750	(1)
Tax Fees, including reviews of our federal and related state income tax returns, non-routine tax consultations	15,500		15,000
All Other Fees	-0-		-0-

(1)	Audit-Related Fees for 2013 and 2012 include amounts paid in connection with audits of the Bank’s 401(k) plan.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements. The following financial statements are included in Item 8 of this Report:

(b)	Exhibits. An Exhibit Index listing exhibits that are being filed or furnished with, or incorporated by reference into, this Report appears immediately following the signature page and is incorporated herein by reference.

(c)	Financial Statement Schedules. No separate financial statement schedules are being filed as all required schedules either are not applicable or are contained in the financial statements listed above or in Item 8 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: March 26, 2014	By:	/S/ STEPHEN R. TALBERT
Stephen R. Talbert
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN R. TALBERT Stephen R. Talbert	President, Vice-Chairman and Chief Executive Officer (principal executive officer)	March 26, 2014

/s/ MEGAN W. PATTON Megan W. Patton	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 26, 2014

/s/ FRANCIS W. SLATE Francis W. Slate	Director and Chairman	March 26, 2014

/S/ JERRY W. ANDERSON Jerry W. Anderson	Director	March 26, 2014

/S/ ALAN M. BAILEY Alan M. Bailey	Director	March 26, 2014

/S/ JOHN A. DRYE John A. Drye	Director	March 26, 2014

/S/ JOHN W. GOOGE John W. Googe	Director	March 26, 2014

/S/ HENRY H. LAND Henry H. Land	Director	March 26, 2014

/s/ GRADY L. MCCLAMROCK, JR. Grady L. McClamrock, Jr.	Director	March 26, 2014

/S/ LYNNE SCOTT SAFRIT Lynne Scott Safrit	Director	March 26, 2014

EXHIBIT INDEX

Exhibit Number	Description

3.01	Our Articles of Incorporation, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated April 13, 2009)

3.02	Our By-laws, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

4.01	Indenture between us and Wells Fargo Bank, N.A. (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)

4.02	Guarantee Agreement between us and Wells Fargo Bank, N.A. (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)

4.03	Amended and Restated Trust Agreement among us, Wells Fargo Bank N.A. and the Administrators (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements as of December 31, 2013 and 2012 and for the Years Ended December 31, 2013, 2012, and 2011

*	An asterisk denotes a management contract or compensatory plan or arrangement.

COPIES OF EXHIBITS ARE AVAILABLE UPON REQUEST TO:

MEGAN W. PATTON

SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

BANK OF THE CAROLINAS

P.O. BOX 129

MOCKSVILLE, N.C. 27028

This Annual Report on Form 10-K also serves as the annual disclosure statement of Bank of the Carolinas pursuant to Part 350 of the

Federal Deposit Insurance Corporation’s Rules and Regulations.

THIS STATEMENT HAS NOT BEEN REVIEWED OR CONFIRMED FOR ACCURACY OR

RELEVANCE BY THE FEDERAL DEPOSIT INSURANCE CORPORATION.