Form 10-Q
period 2014-03-31
Bank of the Carolinas CORP
filed 2014-05-15
CIK 1365997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

On May 15, 2014 there were 3,895,840 outstanding shares of the registrant’s common stock.

BANK OF THE CAROLINAS CORPORATION

FORM 10-Q

March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bank of the Carolinas Corporation

Consolidated Balance Sheets

(amounts in thousands, except share data)

	March 31 2014	December 31 2013*
	(Unaudited)
Assets:
Cash and due from banks, noninterest-bearing	$12,846	$12,778
Interest-bearing deposits in banks	2,209	2,064

Cash and cash equivalents	15,055	14,842

Federal funds sold	24,755	19,580

Investment securities	90,558	90,315

Loans receivable	277,869	278,510
Less: Allowance for loan losses	(7,111)	(6,015)

Total loans, net	270,758	272,495
Premises and equipment	11,190	11,274
Other real estate owned	2,092	1,233
Bank owned life insurance	10,973	10,888
Deferred tax assets	—	—
Accrued interest receivable	1,092	1,156
Other assets	1,574	1,867

Total Assets	$428,047	$423,650

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$33,914	$35,243
Interest-checking deposits	42,651	40,939
Savings and money market deposits	112,080	109,419
Time deposits	181,045	180,549

Total deposits	369,690	366,150
Securities sold under agreements to repurchase	45,722	45,388
Subordinated debt	7,855	7,855
Other liabilities	2,791	2,509

Total Liabilities	426,058	421,902

Commitments and contingencies (Note 6)	—	—

Stockholders’ Equity:
Preferred stock, no par value	13,179	13,179
Discount on preferred stock	(16)	(100)
Common stock, $5 per share par value	19,479	19,479
Additional paid-in capital	12,991	12,991
Retained deficit	(40,028)	(38,422)
Accumulated other comprehensive loss	(3,616)	(5,379)

Total Stockholders’ Equity	1,989	1,748

Total Liabilities and Stockholders’ Equity	$428,047	$423,650

Preferred shares authorized	3,000,000	3,000,000
Preferred shares issued and outstanding	13,179	13,179
Unaccrued preferred stock dividend	$2,059	$1,894
Common shares authorized	15,000,000	15,000,000
Common shares issued and outstanding	3,895,840	3,895,840

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31
	2014	2013
Interest income
Interest and fees on loans	$3,193	$3,216
Interest on securities	538	589
Other interest income	18	14

Total interest income	3,749	3,819

Interest expense
Interest on deposits	527	621
Interest on borrowed funds	557	557

Total interest expense	1,084	1,178

Net interest income	2,665	2,641
Provision for loan losses	1,062	(1,146)

Net interest income after provision for loan losses	1,603	3,787

Noninterest income
Customer service fees	291	281
Increase in value of bank owned life insurance	85	87
Gains on sales of investment securities	—	—
Other income (loss)	14	(2)

Total noninterest income	390	366

Noninterest expense
Salaries and benefits	1,590	1,598
Occupancy and equipment	472	452
FDIC insurance assessments	363	367
Data processing services	261	269
Valuation provisions and net operating costs associated with foreclosed real estate	39	365
Other	790	668

Total noninterest expense	3,515	3,719

Income (loss) before income taxes	(1,522)	434
Provision for income taxes	—	297

Net income (loss)	(1,522)	137
Dividends and accretion on preferred stock	(249)	(243)

Net loss available to common stockholders	$(1,771)	$(106)

Loss per common share:
Basic	$(0.45)	$(0.03)

Diluted	$(0.45)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31
	2014	2013

Net income (loss)	$(1,522)	$137
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	1,763	(380)
Reclassification adjustment for gains realized in net income (loss)	—	—
Income tax effect	—	146

Total other comprehensive income (loss), net of income tax effect	1,763	(234)

Total comprehensive income (loss)	$241	$(97)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(1,522)	$137
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,062	(1,146)
Deferred tax expense	—	297
Depreciation and amortization	168	174
Change in valuation allowance on other real estate owned	—	349
(Gain) loss on sale of other real estate owned	11	(47)
Loss on disposal of premises and equipment	—	8
Increase in bank owned life insurance	(85)	(87)
Net amortization/accretion of premiums and discounts on investments	95	143
Net change in other assets	218	502
Net change in other liabilities	281	(42)

Net cash provided by operating activities	228	288

Cash flows from investing activities:
Net change in federal funds sold	(5,175)	2,440
Purchases of premises and equipment	(84)	(22)
Proceeds from sales, calls, maturities and principal repayments of securities available for sale	1,425	6,742
Redemption of FHLB stock	140	205
Proceeds from sales of other real estate owned	202	1,116
Net (increase) decrease in loans	(397)	1,832

Net cash provided (used) by investing activities	(3,889)	12,313

Cash flows from financing activities:
Net increase (decrease) in deposits	3,540	(6,505)
Net increase in repurchase agreements	334	1,138
Cash dividends paid on preferred stock	—	—

Net cash provided (used) by financing activities	3,874	(5,367)

Net increase in cash and cash equivalents	213	7,234
Cash and cash equivalents at beginning of period	14,842	7,786

Cash and cash equivalents at end of period	$15,055	$15,020

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,021	$1,123

Noncash investing and financing activities:
Change in fair value of securities available for sale	$1,764	$(380)

Transfer from loans to other real estate owned	$1,072	$326

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(dollars in thousands)

	Preferred Stock		Discount on Preferred	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2012	13,179	$13,179	$(419)	3,895,840	$19,479	$12,991	$(36,748)	$583	$9,065
Net income	—	—	—	—	—	—	137	—	137
Other comprehensive loss	—	—	—	—	—	—	—	(234)	(234)

Discount accretion on preferred stock	—	—	78	—	—	—	(78)	—	—

Dividends accrued on preferred stock	—	—	—	—	—	—	—	—	—

Balance, March 31, 2013	13,179	$13,179	$(341)	3,895,840	$19,479	$12,991	$(36,689)	$349	$8,968

Balance, December 31, 2013	13,179	$13,179	$(100)	3,895,840	$19,479	$12,991	$(38,422)	$(5,379)	$1,748
Net loss	—	—	—	—	—	—	(1,522)	—	(1,522)
Other comprehensive income	—	—	—	—	—	—	—	1,763	1,763

Discount accretion on preferred stock	—	—	84	—	—	—	(84)	—	—

Dividends accrued on preferred stock	—	—	—	—	—	—	—	—	—

Balance, March 31, 2014	13,179	$13,179	$(16)	3,895,840	$19,479	$12,991	$(40,028)	$(3,616)	$1,989

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the financial information included in these unaudited financial statements reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2014 and December 31, 2013 and for the three-month periods ended March 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

The results presented here are for Bank of the Carolinas Corporation (“the Company”), the parent company of Bank of the Carolinas (“the Bank”). The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s annual report on Form 10-K for the year ended December 31, 2013. This quarterly report should be read in conjunction with the annual report. Because the Company has no separate operations and conducts no business on its own other than owning the Bank, this discussion concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to as “the Company” unless otherwise noted.

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

Earnings (loss) per share have been computed based on the following (dollars in thousands):

	Three months ended March 31,
	2014	2013

Net loss applicable to common stockholders	$(1,771)	$(106)

Weighted average number of common shares outstanding	3,895,840	3,895,840

Weighted average number of diluted common shares outstanding	3,895,840	3,895,840

Common stock options and common stock warrants - anti-dilutive	497,605	497,605

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

NOTE 3. INVESTMENT SECURITIES

The amortized cost, estimated fair values and carrying values of the investment securities portfolios at the indicated dates are summarized as follows (dollars in thousands):

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agencies securities	$43,749	$70	$2,267	$41,552	$41,552
State and municipal bonds	11,143	6	604	10,545	10,545
Mortgage-backed securities	38,282	44	865	37,461	37,461

Total investment securities available for sale	93,174	120	3,736	89,558	89,558

Investment securities held to maturity:
Corporate securities	1,000	—	180	820	1,000

Total investment securities	$94,174	$120	$3,916	$90,378	$90,558

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agencies securities	$44,077	$87	$3,234	$40,930	$40,930
State and municipal bonds	11,159	—	978	10,181	10,181
Mortgage-backed securities	39,458	34	1,288	38,204	38,204

Total investment securities available for sale	94,694	121	5,500	89,315	89,315

Investment securities held to maturity:
Corporate securities	1,000	—	180	820	1,000

Total investment securities	$95,694	$121	$5,680	$90,135	$90,315

Management of the Bank believes all unrealized losses on available for sale securities as of March 31, 2014 represent temporary impairments related to market fluctuations. The unrealized losses on our securities are a nominal portion of the total value of the portfolio. The Bank has no intention of selling these securities before their maturity and has the appropriate sources of liquidity to hold these securities until maturity in order to minimize the likelihood that recognized losses will occur.

The fair values of securities with unrealized losses at March 31, 2014 and December 31, 2013 are as follows (dollars in thousands):

March 31, 2014:
	Less than 12 Months		12 Months or More		Total
Temporarily impaired securities:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agency securities	$36,457	$1,893	$3,612	$374	$40,069	$2,267
State and municipal bonds	6,582	421	2,846	183	9,428	604
Mortgage-backed securities	32,437	865	—	—	32,437	865
Corporate securities	—	—	820	180	820	180

Total	$75,476	$3,179	$7,278	$737	$82,754	$3,916

December 31, 2013:
	Less than 12 Months		12 Months or More		Total
Temporarily impaired securities:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agency securities	$35,679	$2,731	$3,482	$503	$39,161	$3,234
State and municipal bonds	7,835	723	2,346	255	10,181	978
Mortgage-backed securities	34,564	1,287	528	1	35,092	1,288
Corporate securities	—	—	820	180	820	180

Total	$78,078	$4,741	$7,176	$939	$85,254	$5,680

NOTE 4. LOANS

The loan portfolio as of the dates indicated is summarized below (dollars in thousands):

	March 31, 2014	December 31, 2013
Real estate loans:
Residential, 1-4 family	$87,034	$84,855
Commercial real estate	116,027	117,463
Construction and development	22,744	27,049
Home equity	27,541	28,217

Total real estate loans	253,346	257,584

Commercial business and other loans	20,605	17,428

Consumer loans:
Installment	3,010	2,554
Other	908	944

Total consumer loans	3,918	3,498

Gross loans receivable	277,869	278,510
Allowance for loan losses	(7,111)	(6,015)

Loans, net	$270,758	$272,495

Impaired loans, segregated by class of loans, are summarized as follows as of the dates indicated (dollars in thousands):

	March 31, 2014					December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate	$979	$1,175	$—	$1,205	$17	$1,099	$1,305	$—	$1,384	$79
Commercial Real Estate
Owner occupied	2,431	2,738	—	2,819	37	3,480	4,062	—	4,365	239
Income producing	3,534	3,701	—	3,713	42	3,734	3,887	—	3,938	183
Multifamily	—	—	—	—	—	—	—	—	—	—
Construction & Development
1 - 4 Family	—	—	—	—	—	—	—	—	—	—
Other	1,512	1,852	—	1,868	26	1,545	1,881	—	1,981	112
Farmland	135	156	—	193	4	252	273	—	340	26
Residential
Equity Lines	147	153	—	153	2	95	101	—	105	3
1 - 4 Family	4,674	5,088	—	5,393	64	5,632	6,198	—	6,281	322
Junior Liens	193	216	—	217	3	196	218	—	223	12
Consumer - Non Real Estate	67	67	—	68	1	68	68	—	70	4

Total loans with no allowance	$13,672	$15,146	$—	$15,629	$196	$16,101	$17,993	$—	$18,687	$980

With an allowance recorded:
Commercial - Non Real Estate	$1,242	$1,242	$24	$1,260	$11	$1,205	$1,205	$25	$1,282	$45
Commercial Real Estate
Owner occupied	3,796	3,796	92	3,807	39	3,666	3,666	77	3,727	166
Income producing	7,231	7,286	750	7,318	92	7,287	7,343	126	7,465	382
Multifamily	1,215	1,248	82	1,255	11	1,226	1,259	12	1,273	45
Construction & Development
1 - 4 Family	357	363	7	365	5	360	366	8	371	19
Other	3,170	3,170	732	3,175	28	3,176	3,181	107	3,224	118
Farmland	—	—	—	—	—	—	—	—	—	—
Residential
Equity Lines	—	—	—	—	—	—	—	—	—	—
1 - 4 Family	7,019	7,037	211	7,062	71	6,778	6,795	204	6,893	279
Junior Liens	336	338	3	339	5	339	341	4	345	19
Consumer - Non Real Estate	7	7	—	8	—	8	8	—	11	—

Total loans with an allowance	$24,373	$24,487	$1,901	$24,589	$262	$24,045	$24,164	$563	$24,591	$1,073

Total:
Commercial - Non Real Estate	$2,221	$2,417	$24	$2,465	$28	$2,304	$2,510	$25	$2,666	$124
Commercial Real Estate	$18,207	$18,769	$924	$18,912	$221	$19,393	$20,217	$215	$20,768	$1,015
Construction & Development	$5,174	$5,541	$739	$5,601	$63	$5,333	$5,701	$115	$5,916	$275
Residential	$12,369	$12,832	$214	$13,164	$145	$13,040	$13,653	$208	$13,847	$635
Consumer - Non Real Estate	$74	$74	$—	$76	$1	$76	$76	$—	$81	$4

Totals	$38,045	$39,633	$1,901	$40,218	$458	$40,146	$42,157	$563	$43,278	$2,053

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. Troubled debt restructurings (TDRs) are a subset of impaired loans and totaled $36.0 million at March 31, 2014 and $37.5 million at December 31, 2013.

The following tables illustrate TDR information for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	For the three months ended March 31, 2014
Troubled Debt Restructuring	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Commercial - Non Real Estate	1	$61	$61
Commercial - Real Estate	1	22	22
Construction & Development	—	—	—
Residential	—	—	—
Consumer - Non Real Estate	—	—	—

Totals	2	$83	$83

	For the three months ended March 31, 2013
Troubled Debt Restructuring	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Commercial - Non Real Estate	1	$32	$32
Commercial - Real Estate	1	238	238
Construction & Development	—	—	—
Residential	2	293	293
Consumer - Non Real Estate	—	—	—

Totals	4	$563	$563

For the purposes of this report, default is defined as being 90-days past due or on non-accrual status without performance. There were no loans restructured in the twelve months prior to March 31, 2014 and 2013 that went into default during the three-month periods ended March 31, 2014 and 2013.

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, reclassified to loans held for sale, or foreclosed and sold. Included in the allowance for loan losses at March 31, 2014 and 2013 was an impairment reserve for TDRs in the amount of $1.2 million and $746,000, respectively.

Non-accrual loans and an age analysis of past due loans, segregated by class of loans, were as follows (dollars in thousands):

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-accrual Loans
March 31, 2014:
Commercial - Non Real Estate	$218	$—	$105	$323	$20,282	$20,605	$—	$291
Commercial Real Estate
Owner occupied	104	—	—	104	56,630	56,734	—	629
Income producing	—	—	325	325	51,338	51,663	—	325
Multifamily	—	—	—	—	7,630	7,630	—	—
Construction & Development
1 - 4 Family	—	—	—	—	1,761	1,761	—	—
Other	2,433	—	240	2,673	17,899	20,572	—	2,999
Farmland	—	—	136	136	275	411	—	136
Residential
Equity Lines	168	—	75	243	27,298	27,541	—	147
1 - 4 Family	175	—	173	348	85,633	85,981	—	772
Junior Liens	—	—	26	26	1,027	1,053	—	52
Consumer - Non Real Estate	16	3	—	19	2,991	3,010	—	6
Other	—	—	—	—	908	908	—	—

Total	$3,114	$3	$1,080	$4,197	$273,672	$277,869	$—	$5,357

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-accrual Loans
December 31, 2013:
Commercial - Non Real Estate	$46	$—	$154	$200	$17,228	$17,428	$—	$463
Commercial Real Estate
Owner occupied	—	77	684	761	57,154	57,915	—	1,689
Income producing	—	—	503	503	51,297	51,800	—	503
Multifamily	—	—	—	—	7,748	7,748	—	—
Construction & Development
1 - 4 Family	—	—	—	—	1,745	1,745	—	—
Other	158	—	240	398	24,375	24,773	—	599
Farmland	—	—	252	252	279	531	—	252
Residential
Equity Lines	75	9	—	84	28,133	28,217	—	95
1 - 4 Family	157	242	355	754	82,995	83,749	—	1,128
Junior Liens	—	—	26	26	1,080	1,106	—	53
Consumer - Non Real Estate	1	2	—	3	2,551	2,554	—	6
Other	—	—	—	—	944	944	—	—

Total	$437	$330	$2,214	$2,981	$275,529	$278,510	$—	$4,788

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

Commercial loans that do not require individual analysis as part of the above described process are considered to be pass-rated loans. As of March 31, 2014 and December 31, 2013, and based on the most recent analysis performed, the loans and leases were categorized as follows (dollars in thousands):

	March 31, 2014
Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial - Non Real Estate	$16,715	$3,004	$886	$—	$—
Commercial Real Estate
Owner occupied	47,957	4,325	4,452	—	—
Income producing	34,048	11,705	5,910	—	—
Multifamily	5,827	1,803	—	—	—
Construction & Development
1 - 4 Family	1,159	245	357	—	—
Other	14,320	1,936	4,316	—	—
Farmland	275	—	136	—	—

Totals	$120,301	$23,018	$16,057	$—	$—

Total:
Commercial - Non Real Estate	$16,715	$3,004	$886	$—	$—
Commercial Real Estate	$87,832	$17,833	$10,362	$—	$—
Construction & Development	$15,754	$2,181	$4,809	$—	$—

Totals	$120,301	$23,018	$16,057	$—	$—

	December 31, 2013
Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial - Non Real Estate	$13,289	$3,157	$982	$—	$—
Commercial Real Estate
Owner occupied	47,207	6,009	4,699	—	—
Income producing	33,875	10,501	7,424	—	—
Multifamily	5,925	1,823	—	—	—
Construction & Development
1 - 4 Family	1,133	252	360	—	—
Other	17,122	3,265	4,386	—	—
Farmland	279	—	252	—	—

Totals	$118,830	$25,007	$18,103	$—	$—

Total:
Commercial - Non Real Estate	$13,289	$3,157	$982	$—	$—
Commercial Real Estate	$87,007	$18,333	$12,123	$—	$—
Construction & Development	$18,534	$3,517	$4,998	$—	$—

Totals	$118,830	$25,007	$18,103	$—	$—

All consumer-related loans, including residential real estate and non-real estate, are evaluated and monitored based upon payment activity. Once a consumer-related loan becomes past due on a recurring basis, the Company will pull that loan out of the homogenized pool and evaluate it individually for impairment. At this time, the consumer-related loan may be placed on the Company’s internal watch list and risk rated either special mention or substandard, depending upon the individual circumstances. Consumer-related loans at March 31, 2014 and December 31, 2013, segregated by class of loans, were as follows (dollars in thousands):

	March 31, 2014		December 31, 2013
Risk Based on Payment Activity	Performing	Non- Performing	Performing	Non- Performing
Residential
Equity Lines	$27,394	$147	$28,122	$95
1 - 4 Family	85,518	463	83,092	657
Junior Liens	1,027	26	1,080	26
Consumer - Non Real Estate
Credit Cards	—	—	—	—
Other	3,004	6	2,548	6

Totals	$116,943	$642	$114,842	$784

Total:
Residential	$113,939	$636	$112,294	$778
Consumer - Non Real Estate	$3,004	$6	$2,548	$6

Totals	$116,943	$642	$114,842	$784

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

Changes in the allowance for loan losses by segment, since their respective year-end, are as follows (dollars in thousands):

	March 31, 2014					March 31, 2013
	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance
Commercial - Non Real Estate	$176	$(48)	$80	$(8)	$200	$1,209	$(9)	$1,290	$(1,855)	$635
Commercial Real Estate
Owner occupied	1,224	—	4	(49)	1,179	1,359	(216)	12	325	1,480
Income producing	831	—	—	626	1,457	773	(21)	20	(1)	771
Multifamily	50	—	—	69	119	78	—	—	(9)	69
Construction & Development
1 - 4 Family	52	—	—	(16)	36	78	(5)	—	8	81
Other	580	—	2	526	1,108	728	—	2	(61)	669
Farmland	3	—	—	—	3	—	(8)	—	9	1
Residential
Equity Lines	332	(59)	2	(9)	266	314	(198)	10	238	364
1 - 4 Family	1,218	(8)	62	(72)	1,200	1,267	(126)	3	93	1,237
Consumer - Non Real Estate	44	(8)	7	8	51	98	(11)	11	(6)	92
Unallocated	1,505	—	—	(13)	1,492	986	—	—	113	1,099

Total	$6,015	$(123)	$157	$1,062	$7,111	$6,890	$(594)	$1,348	$(1,146)	$6,498

As of March 31, 2014 and December 31, 2013, loans were evaluated for impairment as follows (dollars in thousands):

	Individually Evaluated for Impairment
	March 31, 2014		December 31, 2013
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$24	$2,221	$25	$2,304
Commercial Real Estate
Owner occupied	92	6,227	77	7,146
Income producing	750	10,765	126	11,021
Multifamily	82	1,215	12	1,226
Construction & Development
1 - 4 Family	7	357	8	360
Other	732	4,682	107	4,721
Farmland	—	135	—	252
Residential
Equity Lines	—	147	—	95
1 - 4 Family	211	11,693	208	12,945
Consumer - Non Real Estate	3	529	—	76
Unallocated	—	74	—	—

Total	$1,901	$38,045	$563	$40,146

	Collectively Evaluated for Impairment
	March 31, 2014		December 31, 2013
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$176	$18,384	$151	$15,124
Commercial Real Estate
Owner occupied	1,087	50,507	1,147	50,769
Income producing	707	40,898	705	40,779
Multifamily	37	6,415	38	6,522
Construction & Development
1 - 4 Family	29	1,404	44	1,385
Other	376	15,890	473	20,052
Farmland	3	276	3	279
Residential
Equity Lines	266	27,394	332	28,122
1 - 4 Family	989	75,341	1,010	71,910
Consumer - Non Real Estate	48	2,481	44	2,478
Unallocated	1,492	834	1,505	944

Total	$5,210	$239,824	$5,452	$238,364

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

The Company’s risk of loss related to unfunded loan commitments and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table presents a summary of outstanding financial instruments whose contract amounts represent credit risk as of March 31, 2014 (dollars in thousands):

Unfunded loan commitments	$31,682
Financial standby letters of credit	121

Total unused commitments	$31,803

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2014, the FASB issued Accounting Standards Update 2014-02, Intangibles – Goodwill and Other (Topic 350). The amendments in this Update allow an accounting alternative for the subsequent measurement of goodwill. An entity within the scope of the amendments that elects the accounting alternative in this Update should amortize goodwill on a straight-line basis over 10 years, or less than 10 years if the entity demonstrates that another useful life is more appropriate. An entity that elects the accounting alternative is further required to make an accounting policy election to test goodwill for impairment at either the entity level or the reporting unit level. Goodwill should be tested for impairment when a triggering event occurs that indicates that the fair value of an entity (or a reporting unit) may be below its carrying amount. When a triggering event occurs, an entity has the option to first assess qualitative factors to determine whether the quantitative impairment test is necessary. If that qualitative assessment indicates that it is more likely than not that goodwill is impaired, the entity must perform the quantitative test to compare the entity’s fair value with its carrying amount, including goodwill (or the fair value of the reporting unit with the carrying amount, including goodwill, of the reporting unit). If the qualitative assessment indicates that it is not more likely than not that goodwill is impaired, further testing is unnecessary.

The goodwill impairment loss, if any, represents the excess of the carrying amount of the entity over its fair value (or the excess of the carrying amount of the reporting unit over the fair value of the reporting unit). The goodwill impairment loss cannot exceed the entity’s (or the reporting unit’s) carrying amount of goodwill. The disclosures required under this alternative are similar to existing U.S. generally accepted accounting principles (GAAP). However, an entity that elects the accounting alternative is not required to present changes in goodwill in a tabular reconciliation.

The accounting alternative, if elected, should be applied prospectively to goodwill existing as of the beginning of the period of adoption and new goodwill recognized in annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted, including application to any period for which the entity’s annual or interim financial statements have not yet been made available for issuance. The amendments are not expected to have a significant impact on the Company.

In January 2014, the FASB issued Accounting Standards Update 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. The amendments are not expected to have a significant impact on the Company.

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

Investment Securities – The Company’s investment securities are measured on a recurring basis through a model used by our bond agent. All of our bond price adjustments meet level 2 criteria. Prices are derived from a model which uses actively quoted rates, prepayment models and other underlying credit and collateral data.

Impaired Loans – The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are recorded at fair value less estimated selling costs. Once a loan is identified as individually impaired, the Company measures impairment. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, liquidation value, discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At March 31, 2014 and December 31, 2013, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate Owned – Properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or the new fair value less estimated selling costs. Fair value is generally based upon current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the asset as nonrecurring Level 2. However, the Company also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals such as changes in absorption rates or market conditions from the time of valuation. In situations where an appraisal less estimated selling costs is used to determine fair value, management adjustments are significant to the fair value measurements, or other means are used to estimate fair value in the absence of an appraisal, the Company records the impaired loan as nonrecurring Level 3 within the valuation hierarchy.

The following table summarizes the Company’s assets measured at fair value at the dates indicated (dollars in thousands):

	At March 31, 2014
	Total	Level 1	Level 2	Level 3

Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$41,552	$—	$41,552	$—
State and municipals	10,545	—	10,545	—
Mortgage-backed	37,461	—	37,461	—
Assets valued on a non-recurring basis
Impaired loans	36,144	—	—	36,144
Other real estate owned	2,092	—	—	2,092

Total	$127,794	$—	$89,558	$38,236

	At December 31, 2013
	Total	Level 1	Level 2	Level 3

Assets valued on a recurring basis
Investment securities:
U.S. government and agency	$40,930	$—	$40,930	$—
State and municipals	10,181	—	10,181	—
Mortgage-backed	38,204	—	38,204	—
Assets valued on a non-recurring basis
Impaired loans	39,583	—	—	39,583
Other real estate owned	1,233	—	—	1,233

Total	$130,131	$—	$89,315	$40,816

NOTE 9. BORROWED FUNDS

A summary of the Company’s outstanding borrowings and the annual rate of interest currently payable on each category is presented in the following table at the dates indicated (dollars in thousands):

	March 31, 2014		December 31, 2013
	Outstanding Balance	Annual Interest Rate	Outstanding Balance	Annual Interest Rate

Securities sold under overnight repurchase agreements	$722	0.15%	$388	0.14%
Securities sold under term repurchase agreements	45,000	4.38	45,000	4.38
Trust preferred securities	5,155	3.20	5,155	3.19
Subordinated debt	2,700	4.00	2,700	4.00

Total borrowed funds	$53,577	4.19%	$53,243	4.21%

The Bank engages from time-to-time in federal funds purchases from upstream correspondent institutions to meet temporary funding needs. There were none of these transactions outstanding at the close of either period presented in the above table.

The Bank had a total of $45.0 million of borrowings in the form of securities sold under term repurchase agreements that were entered into during 2008. These borrowings are secured by marketable investment securities equal to approximately 109.5% of the principal balances outstanding plus accrued interest and the value of an imbedded interest rate cap. The following table contains certain pertinent information with respect to these agreements at March 31, 2014 (dollars in thousands):

	Outstanding Principal Balance	Annual Effective Interest Rate	Final Maturity Date	Beginning Quarterly Call Dates	Collateral Requirement
Agreement dated 7/8/2008	$25,000	4.85%	7/8/2018	7/8/2013	$6,761
Agreement dated 8/20/2008	20,000	3.78	8/20/2015	8/20/2011	3,447

Total	$45,000	4.38%			$10,208

The Bank utilizes borrowings from the Federal Home Loan Bank (“FHLB”) as a source of liquidity. At March 31, 2014, the Bank had immediately available credit of $7.3 million. There were no advances from the FHLB at quarter-end.

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

NOTE 10. STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company has 3.0 million shares of preferred stock authorized. There were 13,179 shares of preferred stock issued and outstanding with a $1,000 per share liquidation preference on March 31, 2014 and December 31, 2013. All of the shares were issued on April 17, 2009 in connection with the Company’s participation in the U.S. Treasury’s TARP Capital Purchase Program.

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

At March 31, 2014 and December 31, 2012, the cumulative amount of dividends in arrears not declared was $2.1 million and $1.9 million, respectively.

Common Stock:

The Company has 15.0 million shares of $5 par value common stock authorized. There were 3,895,840 shares of common stock issued and outstanding at March 31, 2014 and December 31, 2013, respectively.

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

An evaluation of the probability of being able to realize the future benefits of deferred tax assets is made. A valuation allowance is provided for the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management has established a deferred tax asset valuation allowance of $17.6 million and $17.7 as of March 31, 2014 and December 31, 2013, respectively. The valuation allowance has been established because management believes current overall credit trends, as well as actual and forecasted performance, raise significant concern over the ability of the Company to realize the components of its deferred tax assets relating to net operating losses and the allowances for losses on loans and OREO.

NOTE 12. GOING CONCERN

Going Concern Considerations

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In making this assessment, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of March 31, 2014. The Company had a history of profitable operations prior to 2008 and sufficient sources of liquidity to meet its short-term and long-term funding needs.

The effects of the 2007 – 2009 recession were felt across many industries, with financial services and real estate being particularly hard-hit. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, including residential construction and development loans, saw a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011. During 2012, 2013, and continuing into 2014, the Bank saw significant improvement in levels of nonperforming assets. The significant losses from 2010 through the three months of 2014, which were primarily related to credit losses and the valuation allowance on deferred tax asset, reduced the Company’s capital levels. In order to again become well capitalized under federal banking agencies’ guidelines, management believes that the Company will need to raise additional capital to recapitalize the Bank and to absorb the potential future credit losses associated with the disposition of its nonperforming assets. Accordingly, management is in the process of evaluating various alternatives to increase tangible common equity and regulatory capital through the issuance of additional equity in public or private offerings. Management is actively evaluating a number of potential capital sources, asset reductions, and other balance sheet management strategies with the goal of increasing its level of regulatory capital to support its balance sheet long-term. Management is currently reducing and otherwise restructuring its balance sheet to improve capital ratios.

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

Both the Company and the Bank actively manage liquidity and cash flow needs. The Bank is prohibited from declaring or paying dividends without prior approval of the FDIC or the Commissioner and the Company is prohibited from declaring or paying dividends without the prior approval from the Federal Reserve. Even if these requirements were not in place, the Company does not intend to declare or pay dividends to shareholders at any time in the foreseeable future. At March 31, 2014, the Company had $15.1 million of cash and cash equivalents. The Company has no long-term debt maturing in 2014.

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

Management’s Plans and Intentions

The Company incurred significant net losses in 2011 and 2012 primarily from the higher provisions for loan losses due to the significant level of nonperforming assets and increases in foreclosed real estate. While conditions improved in 2013 and into the first three months of 2014, the Company’s expenses are still at an excessive level due to the term repurchase agreements, FDIC insurance premiums, and costs related to foreclosed real estate. The FDIC and the Commissioner issued the Consent Order in April 2011. The Company entered into a written agreement with the FRB in August 2011. The Company’s independent registered public accounting firm issued a report with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2013, which contained an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern. The following strategies to improve the Company’s financial condition have been or are being implemented:

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

Balance Sheet Reduction – Management currently is implementing strategies to improve capital ratios through the reduction of assets and off-balance sheet commitments. At March 31, 2014, risk-weighted assets had been reduced by $49.1 million since December 31, 2011. Reductions occurred primarily in the commercial loan portfolio. Management expects future reductions in risk-weighted assets to be moderate and occur primarily in the loan portfolio. To offset the majority of asset reductions, liabilities declined primarily through reductions in brokered and institutional CDs by $34.7 million.

Earnings – In June 2011, the Bank retired $10.0 million in FHLB advances and paid an early redemption penalty of $273,000 to the FHLB for the retirement of these advances. In November 2011, the Bank retired an additional advance of $10.0 million due to the FHLB and paid an early redemption penalty of $7,000. The advances had a remaining average life of 1.0 year and an average interest rate of 1.21%. The Bank is prohibited from accepting or rolling over any brokered certificates of deposits. Since April 2011, the brokered certificates of deposit had maturities ranging from 2 months to 27 months with interest rates ranging from 0.75% to 2.40%. As these matured and continue to mature, the Bank replaced and will continue to replace these funds with institutional certificates of deposit with average interest rates of 0.55%. In 2012, 2013 and continuing into 2014, the Bank was able to return loans, previously in a non-accrual status, to accrual status after six months of payment performance. As a result of these changes, the Bank expects a positive impact on its net interest margin.

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

Capital Requirements. While the Order is in effect, the Bank must maintain a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 10%. If the Bank’s capital ratios are below these levels as of the date of any call report or regulatory examination, the Bank must, within 30 days from receipt of a written notice of capital deficiency from its regulators, present a plan to increase capital to meet the requirements of the Order. At March 31, 2014, the Bank was not in compliance with the capital requirements contained in the Order.

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

Brokered Deposits. The Order provides that the Bank may not accept, renew, or roll over any brokered deposits unless it is in compliance with the requirements of the FDIC regulations governing brokered deposits. These regulations prohibit undercapitalized institutions from accepting, renewing, or rolling over any brokered deposits and also prohibit undercapitalized institutions from soliciting deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution’s market area. An “adequately capitalized” institution may not accept, renew, or roll over brokered deposits unless it has applied for and been granted a waiver by the FDIC. As of March 31, 2014, the Bank was classified as “significantly undercapitalized.”

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

CHANGES IN FINANCIAL CONDITION

Total Assets

At March 31, 2014, total assets were $428.0 million, an increase of 1.0% compared to $423.7 million at December 31, 2013. The asset increase was primarily the result of an increase in the amount of cash and cash equivalents held by the Company in response to liquidity needs. The Company had earning assets of $395.5 million at March 31, 2014 consisting of $277.9 million in loans, $90.6 million in investment securities, and $27.0 million in temporary investments. Stockholders’ equity was $2.0 million at March 31, 2014 compared to $1.7 million at December 31, 2013. The increase in stockholders’ equity was primarily the result of decreased unrealized losses included in other comprehensive income, which is offset by the Company’s net loss year-to-date.

Investment Securities

Investment securities totaled $90.6 million at March 31, 2014, compared to $90.3 million at December 31, 2013. The increase was primarily a result of decrease unrealized losses less principal payments received. A summary of the Company’s investment securities holdings by major category at March 31, 2014 and December 31, 2013 is included in Note 3 of “Notes to Consolidated Financial Statements”.

Loans and Allowance for Loan Losses

At March 31, 2014, the loan portfolio totaled $277.9 million and represented 64.9% of total assets compared to $278.5 million or 65.7% of total assets at December 31, 2013. Total loans at March 31, 2014 decreased $641,000 or 0.2% from December 31, 2013. The decrease in loans outstanding in the three-month period is the result of net recoveries of $34,000, but principal repayments in excess of new loans originated. Loan demand has increased over the last year. Real estate loans, including commercial real estate, constituted approximately 91% of the loan portfolio, and commercial business and other loans comprised approximately 9% of the total loan portfolio at both March 31, 2014 and December 31, 2013.

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

The allowance for loan losses at March 31, 2014, amounted to $7.1 million, an increase of $1.1 million, or 18.2% from December 31, 2013. The allowance consists of specific reserves of $1.9 million and a general allowance $5.2 million. The Bank’s provisions for loan losses amounted to an expense of $1.1 million during the three months ended March 31, 2014 compared to a $1.1 million recovery during the three months ended March 31, 2013. The loan loss provision for the first quarter of 2014 reflects a specific impairment of $1.1 million to one of the Bank’s top ten largest loan relationships. While the Company has not participated in “subprime” lending activities, we were affected by the economic downturn in our markets. We continue to work with our customers with troubled credit relationships to the extent that it is reasonably possible.

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

The following table summarizes information regarding our nonaccrual loans, other real estate owned, and 90-day and over past due loans as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013

Loans accounted for on a nonaccrual basis:
Real estate loans:
1-4 family residential	$971	$1,276
Commercial real estate	954	2,192
Construction and development	3,135	851

Total real estate loans	5,060	4,319
Commercial business and other loans	291	463
Consumer loans	6	6

Total nonaccrual loans	5,357	4,788
Accruing loans which are contractually past due 90 days or more	—	—

Total nonperforming loans	5,357	4,788
Other real estate owned	2,092	1,233

Total nonperforming assets	$7,449	$6,021

Total nonperforming loans as a percentage of loans	1.93%	1.72%
Allowance for loan losses as a percentage of total nonperforming loans	132.74%	125.63%
Allowance for loan losses as a percentage of total loans	2.56%	2.16%
Total nonperforming assets as a percentage of loans and other real estate owned	2.66%	2.15%
Total nonperforming assets as a percentage of total assets	1.74%	1.42%

Deposits

The Company’s deposit services include business and individual checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRA deposits and certificates of deposit. At March 31, 2014, total deposits were $369.7 million compared to $366.2 million at December 31, 2013. The March 31, 2014 amount represents an increase of 1.0% from December 31, 2013, which is mainly recognized in savings and money market accounts, as well as, customer time deposits. At March 31, 2014, the deposit mix was comparable to December 31, 2013.

The following table presents a breakdown of our deposit base at March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013

Noninterest bearing demand deposits	$33,914	$35,243
Interest checking deposits	42,651	40,939
Savings deposits	16,359	15,637
Money market deposits	95,721	93,782
Customer time deposits	181,045	180,549
Brokered certificates of deposit	—	—

Total deposits	$369,690	$366,150

Time deposits $100,000 or more:
Brokered certificates of deposit	$—	$—
Customer time deposits issued in denominations of $100,000 or more	117,375	115,926

Total time deposits issued in denominations of $100,000 or more	$117,375	$115,926

As a percent of total deposits:
Noninterest bearing demand deposits	9.17%	9.63%
Interest checking deposits	11.54	11.18
Savings deposits	4.43	4.27
Money market deposits	25.89	25.61
Customer time deposits	48.97	49.31
Brokered certificates of deposit	—	—

Total time deposits issued in denominations of $100,000 or more	31.75	31.66

Liquidity

Liquidity management is the process of managing assets and liabilities, as well as their maturities, to ensure adequate funding for loan and deposit activities. Sources of liquidity come from both balance sheet and off-balance sheet sources. We define balance sheet liquidity as the relationship that net liquid assets have to unsecured liabilities. Net liquid assets are the sum of cash and cash items, less required reserves on demand and interest checking deposits, plus demand deposits due from banks, plus temporary investments, including federal funds sold, plus the fair value of investment securities, less collateral requirements related to public funds on deposit and repurchase agreements. Unsecured liabilities are equal to total liabilities less required cash reserves on noninterest-bearing demand deposits and interest checking deposits less the outstanding balances of all secured liabilities, whether secured by liquid assets or not. We consider off-balance sheet liquidity to include unsecured federal funds lines from other banks and loan collateral which may be used for additional advances from the Federal Home Loan Bank. As of March 31, 2014 our balance sheet liquidity ratio (net liquid assets as a percent of unsecured liabilities) amounted to 17.92% and our total liquidity ratio (balance sheet plus off-balance sheet liquidity) was 19.52%. As of December 31, 2014, our balance sheet liquidity ratio was 17.04% and our total liquidity ratio was 18.78%.

In addition, we have the ability to borrow up to $10.0 million from the discount window of the Federal Reserve subject to our pledge of marketable securities, which could be used for temporary funding needs. We also have the ability to borrow from the Federal Home Loan Bank on similar terms. While we consider these arrangements sources of back-up funding, we do not consider them as liquidity sources because they require our pledge of liquid assets as collateral. We regularly borrow from the Federal Home Loan Bank as a normal part of our business. These advances, of which there were none at March 31, 2014, are secured by various types of real estate-secured loans. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at March 31, 2014 is adequate to meet its operating needs.

Interest Rate Sensitivity

Fluctuating interest rates, increased competition, and changes in the regulatory environment continue to significantly affect the importance of interest rate sensitivity management. Rate sensitivity arises when interest rates on assets change in a different period of time or in a different proportion to interest rates on liabilities. The primary objective of interest rate sensitivity management is to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. The Company uses an asset/liability simulation model to project potential changes to the Company’s net interest margin, net income, and economic value of equity based on simulated changes to market interest rates, namely the prime rate. Our goal is to maintain an interest rate sensitivity position as close to neutral as practicable whereby little or no change in interest income would occur as interest rates change. On March 31, 2014, we were cumulatively liability sensitive for the next twelve months, which means that our interest bearing liabilities would reprice more quickly than our interest bearing assets. Theoretically, our net interest margin will decrease if market interest rates rise or increase if market interest rates fall. However, the repricing characteristic of assets is different from the repricing characteristics of funding sources. Therefore, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

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

As described above, the Bank is subject to a consent order issued by the FDIC and the North Carolina Office of the Commissioner of Banks and the Company is party to a written agreement with the Federal Reserve Bank of Richmond. These regulatory agreements require that the Bank maintain capital levels in excess of normal regulatory minimums, including a Leverage Capital Ratio of at least 8.0% and a Total Risk-Based Capital Ratio of at least 10.0%, and that the Company and the Bank seek the approval of their respective regulators prior to the payment of any cash dividend. At March 31, 2014, the Bank was not in compliance with the minimum capital requirements set forth in the consent order. As a result, the Bank was required to present its federal and state regulators with a plan to increase its capital ratios to the required percentages. The Bank hired a consultant to help formulate this plan and assist in the exploration of other strategic alternatives.

At March 31, 2014, the Company’s leverage and Tier 1 risk-weighted Capital Ratios were 1.47% and 2.00%, respectively, which are below the minimum level required by regulatory guidelines. At March 31, 2014, the Company’s Total risk-weighted Capital Ratio was 5.51%, which is below the minimum level required by regulatory guidelines. At March 31, 2014 the Bank’s leverage and Tier 1 risk-weighted Capital Ratios were 3.24% and 4.40%, respectively, which are below the minimum levels required by regulatory guidelines. At March 31, 2014, the Bank’s Total risk-weighted Capital Ratio was 5.67%, which is below the minimum level required by regulatory guidelines. At March 31, 2014, the Bank’s leverage and Total risk-weighted Capital Ratios were both non-compliant with the levels specified in the above referenced consent order with bank regulators. Banks are placed into one of five capital categories based on the above three separate capital ratios. The five categories are “well-capitalized,” “adequately capitalized,” “under-capitalized,” “significantly under-capitalized,” and “critically under-capitalized.” The Bank was considered “significantly under-capitalized” as of March 31, 2014.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 and 2013

Overview. For the three months ended March 31, 2014, the Company had a net loss available to common shareholders of $1.8 million, or $0.45 per common share. This compares to a net loss of $106,000, or $0.03 per common share, for the three months ended March 31, 2013. The increase in net loss is in direct correlation with the provision for loan losses. The Company has an expense of $1.1 million as of March 31, 2014 as compared to a $1.1 million recovery as of March 31, 2013.

Net Interest Income. The Company’s net interest income for the three months ended March 31, 2014 totaled $2.7 million compared to $2.6 million at March 31, 2013. Net interest income increased due to the increase in loan balances and reductions in non-performing loans compared to March 31, 2013. The net interest margin has stayed consistent at 2.74% for the first quarter of 2014 compared to the first quarter of 2013.

Provision for Loan Losses. The loan loss provision amounted to an expense of $1.1 million for the quarter ended March 31, 2014, an increase of $2.2 million, or 192.7%, from the $1.1 million recovery recorded in the comparable quarter of 2013. Net recoveries totaled $34,000 in the first quarter of 2014 compared to net recoveries of $754,000 in the first quarter of 2013. The balance of the provision came from a specific reserve on one of the Company’s top ten largest lending relationships.

Noninterest Income. Noninterest income totaled $390,000 for the three months ended March 31, 2014 compared to $366,000 for the comparable three-month period of 2013. Noninterest income includes customer service charges on deposit accounts, bank owned life insurance, and gains on investment securities. Noninterest income increased 6.6% for the three months ended March 31, 2014 as compared to the same three months of 2013, primarily as a result of increases in the Company’s fee schedule.

Noninterest Expenses. Noninterest expenses totaled $3.5 million and $3.7 million for the three months ended March 31, 2014 and 2013, respectively. Excluding the decrease of other real estate expenses of $326,000 and reimbursement of out-of-pocket expenses related to a loan for which $245,000 of life insurance premiums were paid to ensure final collection, noninterest expenses for the three months ended March 31, 2014 decreased by $123,000. The Company is performing due diligence in all cost categories to minimize expense.

Income Taxes. There was no provision for income taxes made for the first quarter of 2014 as compared to an income tax expense of $297,000 for the first quarter of 2013. Our deferred tax asset has no value at March 31, 2014 and at December 31, 2013.

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

As disclosed on its Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2011, the Company has notified the United States Department of the Treasury of its intent to defer the payment of its regular quarterly cash dividends on its fixed rate cumulative perpetual preferred stock, series A, issued to the Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program. Therefore, the Company is currently in arrears with the dividend payments on the series A preferred stock. As of March 31, 2014, the amount of the arrearage on the dividend payments for the series A preferred stock was $2,223,956.25.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed with this report.

31.01	Certification of our principal executive officer pursuant to Rule 13a-14(a)

31.02	Certification of our principal financial officer pursuant to Rule 13a-14(a)

32.01	Certification of our principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2014 and 2013; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements as of March 31, 2014 and December 31, 2013 and for the Three Months Ended March 31, 2014 and 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: May 15, 2014	By:	/s/ Stephen R. Talbert
Stephen R. Talbert
President and Chief Executive Officer
(principal executive officer)

Date: May 15, 2014	By:	/s/ Megan W. Patton
Megan W. Patton
Senior Vice President and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.01	Certification of our principal executive officer pursuant to Rule 13a-14(a)

31.02	Certification of our principal financial officer pursuant to Rule 13a-14(a)

32.01	Certification of our principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2014 and 2013; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements as of March 31, 2014 and December 31, 2013 and for the Three Months Ended March 31, 2014 and 2013