Form 10-K/A
period 2013-12-31
Bank of the Carolinas CORP
filed 2014-05-16
CIK 1365997

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

On May 15, 2014, the number of outstanding shares of Registrant’s common stock was 3,895,840.

Documents Incorporated by Reference:

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Bank of the Carolinas Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”), as filed with the Securities and Exchange Commission on March 26, 2014, is to furnish amended consolidated financial statements and its footnotes as appropriate. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to the original filing date.

At December 31, 2013, the Company had a total deferred tax asset of $17.7 million. There was an established valuation allowance of $14.7 million at December 31, 2013. The balance of the deferred tax asset of $3.0 million related directly to the unrealized losses in investment securities.

As a result of a recent regulatory examination, the Company conducted an evaluation as to whether the $3.0 million deferred tax asset should also be fully reserved. The Company consulted with an accounting expert, who is familiar with the Company and its deferred tax asset, and concluded that the deferred tax asset should have been fully reserved at year end 2013. The Company’s external auditor concurred after reviewing the documentation.

Consequently, the Company is restating its financial statements for December 31, 2013 to reflect a full reserve of its deferred tax asset. The net effect is the Company’s total stockholders’ equity at year end was $3.0 million less than previously reported. In addition, the Company’s income statement now reflects income tax expense of $942,000 as of December 31, 2013. The income tax expense was related to the deferred tax liability on unrealized gains in investment securities. The changes in the market value throughout 2013 reduced these unrealized gains to unrealized losses and the deferred tax liability is adjusted appropriately through income tax expense.

The amount of the deferred tax asset that is available to offset future taxes has not changed and the Company’s ability to utilize the deferred tax asset has not changed. The restatement reduces pro forma book value and book value per share. Should the Company be able to demonstrate sustained profitability in the future, we expect to be able to recognize some or all of the deferred tax asset.

The Company and Bank’s leverage ratios were not adversely impacted as the deferred tax asset was disallowed for Tier 1 capital purposes.

To reflect the changes, the Company has restated the Form 10-K for 2013 and the Bank has also restated its December 2013 Consolidated Report of Condition and Income filed with the federal banking regulators.

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

		Required ratios
	Minimum	to be considered	The Company’s	The Bank’s
	required ratios	“Well capitalized”	capital ratios	capital ratios
Risk-based capital ratios:
Leverage Capital Ratio (Tier 1 Capital to fourth quarter average assets)	4.0%	5.0%	1.79%	3.55%
Tier 1 Capital Ratio (Tier 1 Capital to risk-weighted assets)	4.0%	6.0%	2.46%	4.87%
Total Capital Ratio (Total Capital to risk-weighted assets)	8.0%	10.0%	4.93%	6.13%

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

PART II

Item 6. Selected Financial Data.

Smaller reporting companies such as the Company are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain adjustments made to the previously reported consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 (including interim periods therein) in connection with the restatement of our previously filed consolidated financial statements and data (and related disclosures) for the fiscal years ended December 31, 2013, 2012 and 2011. For this reason the data set forth in this section may not be comparable to discussions and data in our previously filed Annual and Quarterly Reports.

The purpose of the restatement is to record an increase in our deferred tax asset valuation allowance and the related income tax impact. See “Explanatory Note” immediately preceding Item 1 of this Form 10-K/A and Note 19, “Explanatory Note—Restatement of Prior Financial Statements” of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K/A for a detailed discussion of the review and effect of the restatement.

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

Management’s determination of the realization of the net deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income and the implementation of various tax plans to maximize realization of the deferred tax asset. As of December 31, 2013, an $17.7 million valuation allowance has been established primarily due to the possibility that all of the deferred tax asset associated with the allowance for loan losses may not be realized. See Note 10 Income Taxes in the notes to the audited consolidated financial statements for further disclosure on this matter.

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

Overview

Our net loss available to common shareholders was $2.3 million for 2013, $5.5 million for 2012, and $29.2 million for 2011. The loss in 2011 was driven by substantial increases in loan loss provisions due to deterioration in our loan portfolio, significant losses and net operating expenses associated with foreclosed real estate, as well as lost interest revenue caused by elevated levels of nonperforming assets. The loss in 2012 decreased compared to 2011, but higher provisions continued as loan demand declined. Costs related to foreclosed real estate continued into 2012 as well. In 2013, significant improvements were made in levels of nonperforming assets compared to 2012 and 2011. The Company still has excessive cost related to its term repurchase agreements and FDIC insurance premiums.

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

In addition, due to the establishment of the valuation allowance against the deferred tax asset in 2011, there was a tax expense of $942,000 in 2013, but no income tax expense or benefit in 2012. Results for 2011 were significantly impacted by a provision for income taxes of $4.5 million that was made to establish a deferred income tax valuation allowance to reduce the carrying value of the Company’s net deferred tax asset to zero, thereby increasing a loss before income taxes of $23.7 million to a net loss of $28.3 million.

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

Financial Condition at December 31, 2013 and December 31, 2012

Total assets at December 31, 2013, decreased by $13.7 million or 3.1% to $423.7 million compared to $437.4 million at December 31, 2012. We had earning assets of $385.6 million at December 31, 2013 consisting of $273.7 million in accruing loans, $90.3 million in investment securities and $21.6 million in temporary investments. Stockholders’ equity was $1.7 million at December 31, 2013 compared to $9.1 million at December 31, 2012.

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

Other real estate owned at December 31, 2013 amounted to $1.2 million compared to $5.0 million as of December 31, 2012. Other real estate is carried at the lower of cost or estimated net realizable value. During the year ended December 31, 2013 and 2012, $953,000 and $5.8 million of real property, respectively, was foreclosed on and transferred to OREO. Properties transferred to OREO are initially recorded at the lower of the loan balance or the fair value of the property, less estimated costs to sell the property at the date of the foreclosure. The $953,000 and $5.8 million transferred to OREO in 2013 and 2012 represents the fair value of the properties at the date of transfer. As a result of obtaining the fair values of these properties prior to transferring them to OREO, the Company charged $539,000 to the allowance for loan losses in 2013 and $2.2 million to the allowance for loan losses in 2012. As noted above, the Company also considers the estimated costs to sell a property when transferring a property to OREO. The Company takes the following factors into consideration when estimating the costs to sell a property:

•	potential discount for liquidation,

•	prior liens on the property,

•	taxes,

•	sales commissions, and

•	closing expenses.

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

The following table summarizes information regarding our nonperforming assets on December 31, 2013, 2012, 2011, 2010, and 2009.

Table V. Nonperforming Assets (dollars in thousands)

	At December 31,
	2013	2012	2011	2010	2009
Loans accounted for on a nonaccrual basis:
Real estate loans:
Mortgage	$1,276	$2,491	$6,875	$4,071	$2,971
Commercial	2,192	4,153	9,167	15,176	1,606
Construction and development	851	880	1,764	2,274	1,488

Total real estate loans	4,319	7,524	17,806	21,521	6,065
Commercial business customers	463	202	1,246	3,068	3,151
Installment	6	7	10	101	8

Total nonaccrual loans	4,788	7,733	19,062	24,690	9,224
Accruing loans which are contractually past due 90 days or more	—	—	—	—	—

Total nonperforming loans	4,788	7,733	19,062	24,690	9,224
Other real estate owned	1,233	4,976	8,524	8,314	8,233

Total nonperforming assets	$6,021	$12,709	$27,586	$33,004	$17,457

Total nonperforming loans as a percentage of loans	1.72%	2.86%	6.19%	6.74%	2.36%
Total nonperforming assets as a percentage of loans and other real estate owned	2.15%	4.62%	8.72%	8.81%	4.37%
Total nonperforming assets as a percentage of total assets	1.42%	2.91%	5.68%	6.17%	2.86%

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

Table VII. Investment Securities (dollars in thousands)

At December 31, 2013:			Over 1 to 5		Over 5 to 10		Over 10		Total
	1 year or less		years		years		years		Securities
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency securities	$19,000	1.38%	$1,681	3.78%	$13,810	2.20%	$9,586	2.58%	$44,077	1.99%
State and municipal securities	—	—	508	2.50	10,079	2.69	572	2.38	11,159	2.67
Mortgage-backed securities	—	—	—	—	200	6.03	39,258	2.43	39,458	2.44
Corporate securities	—	—	1,000	3.75	—	—	—	—	1,000	3.75

Total investment securities	$19,000	1.38%	$3,189	3.57%	$24,089	2.44%	$49,416	2.46%	$95,694	2.28%

At December 31, 2012:			Over 1 to 5		Over 5 to 10		Over 10		Total
	1 year or less		years		years		years		Securities
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government agency securities	$6,000	1.62%	$5,006	2.78%	$27,204	2.18%	$9,582	2.58%	$47,792	2.26%
State and municipal securities	—	—	508	2.50	8,066	2.59	1,790	2.64	10,364	2.60
Mortgage-backed securities	—	—	—	—	—	—	45,861	2.34	45,861	2.34
Corporate securities	995	7.79	—	—	1,000	3.86	—	—	1,995	5.82

Total investment securities	$6,995	2.50%	$5,514	2.75%	$36,270	2.32%	$57,233	2.39%	$106,012	2.39%

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

The following table summarizes our average deposits for the years ended December 31, 2013, 2012, and 2011.

Table VIII. Deposit Mix (dollars in thousands)

	For the Years ended December 31,
	2013		2012		2011
	Average	Average	Average	Average	Average	Average
	Balance	Cost	Balance	Cost	Balance	Cost
Interest-bearing deposits:
Interest-checking deposits	$39,910	0.34%	$37,421	0.38%	$36,829	0.55%
Money market and savings deposits	110,542	0.49	105,141	0.55	107,696	0.59
Time deposits	178,882	0.91	218,492	1.15	241,763	1.47

Total interest-bearing deposits	329,334	0.70	361,054	0.89	386,288	1.14
Noninterest-bearing demand deposits	35,365		37,555		36,984

Total deposits	$364,699	0.63%	$398,609	0.81%	$423,272	1.04%

The following table contains an analysis of our time deposits of $100,000 or more at December 31, 2013, 2012, and 2011.

	December 31,
	2013	2012	2011
	(dollars in thousands)
Remaining maturity of three months or less	$29,553	$29,580	$15,564
Remaining maturity of over three to twelve months	49,084	53,527	86,341
Remaining maturity of over twelve months	37,289	33,021	50,600

Total time deposits of $100,000 or more	$115,926	$116,128	$152,505

Borrowed Funds. The following table summarizes our borrowings at December 31, 2013, 2012, and 2011.

Table IX. Borrowed Funds (dollars in thousands)

	At December 31,
	2013		2012		2011
	Outstanding	Average	Outstanding	Average	Outstanding	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Federal funds purchased and securities sold under overnight repurchase agreements	$388	0.14%	$362	0.10%	$381	0.10%
Securities sold under term repurchase agreements	45,000	4.38	45,000	4.38	45,000	4.38
Federal Home Loan Bank advances	—	—	—	—	—	—
Trust preferred securities	5,155	3.19	5,155	3.25	5,155	3.49
Subordinated debt	2,700	4.00	2,700	4.00	2,700	4.00

Total borrowed funds	$53,243	4.21%	$53,217	4.22%	$53,236	4.24%

The following table presents our average balances as well as the average cost associated with those balances for the specified periods.

	For the years ended December 31,
	2013		2012		2011
	Average	Average	Average	Average	Average	Average
	Balance	Cost	Balance	Cost	Balance	Cost
Federal funds purchased and securities sold under overnight repurchase agreements	$805	0.12%	$346	0.29%	$478	0.21%
Securities sold under term repurchase agreements	45,000	4.38	45,000	4.39	45,000	4.38
Federal Home Loan Bank advances	—	—	—	—	14,038	2.89
Trust preferred securities	5,155	3.51	5,155	3.59	5,155	3.30
Subordinated debt	2,700	4.00	2,700	4.00	2,700	4.00

Total borrowed funds	$53,660	4.21%	$53,201	4.26%	$67,371	3.94%

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

Capital Resources. Total stockholders’ equity decreased by $7.3 million to $1.7 million on December 31, 2013, compared to $9.1 million on December 31, 2012. The decrease was substantially the net result of the current year’s net loss and net unrealized losses on securities available for sale, along with an increase in the deferred tax valuation allowance.

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

Contractual Obligations. The following disclosure shows the contractual obligations that the Company had outstanding at December 31, 2013.

	Total payments due by period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Time deposits	$180,549	$114,091	$62,827	$3,631	$—
Securities sold under term repurchase agreements(1)	45,000	—	20,000	25,000	—
Trust preferred securities	5,155	—	—	—	5,155
Subordinated debt	2,700	—	—	—	2,700
Leases	833	260	573	—	—

Total	$234,237	$114,351	$83,400	$28,631	$7,855

(1)	Obligations in this category are classified as to maturity dates. One repurchase agreement, with a principal balance of $20 million, may be called by the holder on a quarterly basis beginning August 20, 2011. The other repurchase agreement included above, which has a principal balance of $25 million, may be called by the holder on a quarterly basis beginning July 8, 2013.

Comparison of Results of Operations for the Years Ended December 31, 2013, 2012, and 2011

Net Income (Loss). We had a net loss available to common shareholders of $2.3 million or $0.60 per diluted common share for the year ended December 31, 2013, compared to net loss of $5.5 million or $1.42 per diluted common share for the year ended December 31, 2012 and net loss for the year ended December 31, 2011 of $29.2 million, or $7.49 per diluted common share. As noted earlier, the principal reason for the losses incurred in 2012 and 2011 was related to deterioration in our loan portfolio which resulted in materially higher loan loss provisions and increased expenses related to the ownership and disposal of foreclosed real estate. In 2013, the provision for loan loss reported a recovery and the Company experienced increased performance in the loan portfolio.

In addition, due to the establishment of the valuation allowance against the deferred tax asset in 2011, there was a tax expense of $942,000 in 2013 and no tax expense or benefit in 2012. Results for 2011 were significantly impacted by a provision for income taxes of $4.5 million that was made to establish a deferred income tax valuation allowance to reduce the carrying value of the Company’s net deferred tax asset to zero, thereby increasing a loss before income taxes of $23.7 million to a net loss of $28.3 million.

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

Table X. Summary of Net Interest Income and Average Balances (dollars in thousands)

	December 31, 2013			December 31, 2012			December 31, 2011
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
Interest-earning assets:
Loans	$272,614	$12,978	4.76%	$287,764	$14,303	4.97%	$341,459	$17,398	5.10%
Investment securities	95,569	2,156	2.26	108,990	2,669	2.45	114,523	3,175	2.77
Other interest-earning assets	22,671	74	0.33	28,631	77	0.27	19,315	59	0.31

Total interest-earning assets	390,854	15,208	3.89%	425,385	17,049	4.01%	475,297	20,632	4.34%

Other assets, net	36,935			39,156		`	48,899

Total assets	$427,789			$464,541			$524,196

Interest bearing liabilities:
Interest-checking deposits	$39,910	137	0.34%	$37,421	142	0.38%	$36,829	201	0.55%
Money Market and Savings deposits	110,542	543	0.49	105,141	575	0.55	107,696	634	0.59
Time deposits	178,882	1,621	0.91	218,492	2,508	1.15	241,763	3,552	1.47

Total interest-bearing deposits	329,334	2,301	0.70	361,054	3,225	0.89	386,288	4,387	1.14
Borrowed funds	53,660	2,259	4.21	53,201	2,268	4.26	67,371	2,653	3.94

Total Interest-bearing liabilities	382,994	4,560	1.19	414,255	5,493	1.33	453,659	7,040	1.55

Noninterest-bearing demand deposits	35,365			37,555			36,984
Other liabilities	2,068			2,243			1,695
Stockholders’ Equity	7,362			10,488			31,858

Total liabilities and stockholders’ equity	$427,789			$464,541			$524,196

Net interest income & interest rate spread		$10,648	2.70%		$11,556	2.68%		$13,592	2.79%

Net yield on average interest-earning assets			2.72%			2.72%			2.86%

Ratio of average interest-earning assets to average interest-bearing liabilities			102.05%			102.69%			104.77%

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

Table XI. Volume / Rate Variance Analysis (dollars in thousands)

	Year Ended December 31, 2013 vs. 2012			Year Ended December 31, 2012 vs. 2011			Year Ended December 31, 2011 vs. 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$(755)	$(570)	$(1,325)	$(2,746)	$(349)	$(3,095)	$(1,773)	$(1,552)	$(3,325)
Investment securities	(332)	(181)	(513)	(154)	(352)	(506)	(120)	(23)	(143)
Other interest-earning assets	(15)	12	(3)	27	(9)	18	24	(18)	6

Total interest income	(1,102)	(739)	(1,841)	(2,874)	(709)	(3,583)	(1,869)	(1,593)	(3,462)

Interest-bearing liabilities:
Deposits	(289)	(635)	(924)	(291)	(871)	(1,162)	(98)	(551)	(649)
Borrowed funds	20	(29)	(9)	(548)	163	(385)	(295)	324	29

Total interest expense	(269)	(664)	(933)	(839)	(708)	(1,547)	(393)	(227)	(620)

Net interest income	$(833)	$(75)	$(908)	$(2,035)	$(1)	$(2,036)	$(1,476)	$(1,366)	$(2,842)

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

Table XII. Net Charge-offs by Quarter

(dollars in thousands)

	December 31, 2013					December 31, 2012					December 31, 2011
	1Q	2Q	3Q	4Q	Total	1Q	2Q	3Q	4Q	Total	1Q	2Q	3Q	4Q	Total
Commercial - Non Real Estate	$(1,281)	$24	$(241)	$(85)	$(1,583)	$180	$81	$(185)	$(294)	$(218)	$(13)	$1,911	$1,760	$1,182	$4,840
Commercial Real Estate
Owner occupied	204	74	(537)	229	(30)	442	(12)	53	82	565	317	4,232	1,161	127	5,837
Income producing	1	—	—	—	1	—	(47)	1,170	—	1,123	—	54	47	1,182	1,283
Multifamily	—	—	—	—	—	—	—	—	—	—	—	—	—	118	118
Construction & Development
1-4 Family	5	—	—	—	5	(1)	—	99	—	98	168	(4)	44	(28)	180
Other	(2)	(5)	(2)	209	200	646	(50)	257	(2)	851	(2)	267	128	538	931
Farmland	8	13	—	—	21	—	—	—	—	—	—	—	—	—	—
Residential
Equity Lines	188	(11)	(3)	9	183	14	(1)	5	97	115	251	419	20	74	764
1-4 Family	123	(7)	36	(127)	25	54	768	137	33	992	154	1,266	459	364	2,243
Consumer - Non Real Estate	—	—	10	4	14	10	1	26	7	44	19	56	25	31	131

Totals by Quarter	$(754)	$88	$(737)	$239	$(1,164)	$1,345	$740	$1,562	$(77)	$3,570	$894	$8,201	$3,644	$3,588	$16,327

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

Total nonperforming assets amounted to $6.0 million at December 31, 2013, a decrease of 52.6% from the year-end 2012 total of $12.7 million. Total nonperforming assets as a percent of loan-related assets (loans plus foreclosed real estate) amounted to 2.15% at December 31, 2013 compared to 4.62% as of year-end 2012. For the five year-ends preceding the current credit cycle, nonperforming assets averaged 5.47% of loan-related assets. Nonperforming assets as a percent of total assets was 1.42% of total assets at the end of 2013 compared to 2.91% at December 31, 2012 and 5.68% at December 31, 2011. On a historic basis, nonperforming assets as a percent of total assets averaged 3.77% for the 2007 – 2011 year-ends.

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

Income Taxes. There was an income tax provision in 2013 of $942,000 and none in 2012. We recorded income tax expense of $4.5 million in 2011. As of year-end 2011, the Company updated its evaluation of the likelihood of realization of a net deferred tax asset that had arisen principally as a result of operating losses incurred during the previous four years. Based upon that evaluation the Company determined that it is unlikely that any significant realization of any portion of the net deferred tax asset is likely to occur within a timeframe that would support a decision to continue to include a net deferred tax asset in the Company’s consolidated balance sheet. Accordingly, the Company recorded a provision for income taxes of $4.5 million for 2011 to reduce the carrying value of the Company’s net deferred tax asset to zero. Due to the change in unrealized gains to unrealized losses on our investment securities, an additional provision for income taxes of $942,000 was recorded. Also, a valuation allowance of $3.0 million was established against the deferred tax asset for the increased unrealized losses on investment securities. As of December 31, 2013 the net deferred tax asset had a zero value as a result of a deferred tax asset of $17.7 million and an allowance of $17.7 million.

Capital Adequacy

The Bank is required to comply with the capital adequacy standards established by the Federal Deposit Insurance Corporation (FDIC). The FDIC has issued risk-based capital and leverage capital guidelines for measuring the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with the FDIC’s requirements. On December 31, 2013, the Bank’s Total Capital Ratio and Tier 1 Risk-Based Capital Ratio were 6.13% and 4.87%, respectively, both below the minimum levels required by the FDIC’s “well-capitalized” guidelines. On December 31, 2013 our Tier 1 Leverage Capital Ratio was 3.55%, which was also well below the minimum level required by the FDIC’s “well-capitalized” guidelines. As described above, the Bank is subject to a consent order issued by the FDIC and the North Carolina Commissioner of Banks. The consent order requires that the Bank maintain capital levels in excess of normal statutory minimums, including a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 10%. As of December 31, 2013, the Bank had not achieved these minimum levels.

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

Table XV. Interest Sensitivity (dollars in thousands)

	December 31, 2013
	1-3	Over 3 to	Over 12 to	Over
	months	12 months	60 months	60 months	Total
Interest-earning assets:
Loans	$60,488	$20,005	$99,252	$93,976	$273,721
Investment securities	2,727	—	1,389	86,199	90,315
Other interest-earning assets	19,905	1,739	—	—	21,644

Total interest-earning assets	$83,120	$21,744	$100,641	$180,175	$385,680

Interest-bearing liabilities:
Interest-checking deposits	$40,939	$—	$—	$—	$40,939
Money market and savings deposits	109,419	—	—	—	109,419
Time deposits	39,835	74,256	66,458	—	180,549
Borrowed funds	8,243	—	45,000	—	53,243

Total interest-bearing liabilities	$198,436	$74,256	$111,458	$—	$384,150

Interest-sensitivity gap	$(115,316)	$(52,512)	$(10,817)	$180,175	$1,530

Cumulative sensitivity gap	$(115,316)	$(167,828)	$(178,645)	$1,530	$1,530

Cumulative gap as a % of total interest-earning assets	(29.90)%	(43.51)%	(46.32)%	0.40%	0.40%

Cumulative ratio of sensitive assets to sensitive liabilities	41.89%	29.28%	90.29%	—%	100.40%

Quarterly financial data for 2013 and 2012 is summarized in the table below.

Table XVI. Quarterly Financial Data (dollars in thousands except per share amounts)

	2013				2012
	4th Qtr	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr	3rd Qtr.	2nd Qtr.	1st Qtr.
Interest income	$3,842	$3,801	$3,746	$3,819	$4,042	$4,307	$4,160	$4,540
Interest expense	1,110	1,130	1,142	1,178	1,265	1,349	1,416	1,463

Net interest income	2,732	2,671	2,604	2,641	2,777	2,958	2,744	3,077
Provision for loan losses	39	(920)	(12)	(1,146)	(637)	1,471	233	1,292

Net interest income (loss) after provision for loan losses	2,693	3,591	2,616	3,787	3,414	1,487	2,511	1,785
Noninterest income	400	380	383	366	449	391	2,201	1,127
Noninterest expense	3,610	3,579	3,721	3,719	3,479	5,225	4,220	5,020

Income (loss) before income taxes	(517)	392	(722)	434	384	(3,347)	492	(2,108)
Income taxes (benefit)	152	152	341	297	(409)	(383)	424	368

Net income (loss)	(669)	240	(1,063)	137	793	(2,964)	68	(2,476)
Dividends and accretion on preferred stock	(247)	(245)	(243)	(243)	(242)	(239)	(238)	(237)

Net income (loss) available to common shareholders	$(916)	$(5)	$(1,306)	$(106)	$551	$(3,203)	$(170)	$(2,713)

Earnings (loss) per common share:
Basic	$(0.24)	$—	$(0.33)	$(0.03)	$0.14	$(0.82)	$(0.04)	$(0.70)
Diluted	$(0.24)	$—	$(0.33)	$(0.03)	$0.14	$(0.82)	$(0.04)	$(0.70)

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

/s/ Turlington and Company, LLP

Lexington, North Carolina

March 26, 2014

except for Note 19, as to which the date is May 15, 2014

Bank of the Carolinas Corporation and Subsidiary

Consolidated Balance Sheets

December 31, 2013 and 2012

(In thousands except share data)

	2013	2012
	(Restated)
Assets:
Cash and due from banks, noninterest-bearing	$12,778	$5,942
Interest-bearing deposits in banks	2,064	1,844

Cash and cash equivalents	14,842	7,786
Federal funds sold	19,580	27,370
Investment securities	90,315	106,931
Loans receivable	278,510	270,374
Less: Allowance for loan losses	(6,015)	(6,890)

Total loans, net	272,495	263,484
Premises and equipment, net	11,274	11,843
Other real estate owned	1,233	4,976
Bank owned life insurance	10,888	10,536
Deferred tax assets	—	607
Prepaid FDIC insurance assessment	—	630
Accrued interest receivable	1,156	1,315
Other assets	1,867	1,914

Total Assets	$423,650	$437,392

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$35,243	$36,622
Interest-checking deposits	40,939	37,768
Money market and savings deposits	109,419	111,459
Time deposits	180,549	187,123

Total deposits	366,150	372,972
Securities sold under repurchase agreements	45,388	45,362
Subordinated debt	7,855	7,855
Other liabilities	2,509	2,138

Total Liabilities	421,902	428,327

Commitments and contingencies (Notes 5, 13, and 14)	—	—
Stockholders’ Equity:
Preferred stock, no par value	13,179	13,179
Discount on preferred stock	(100)	(419)
Common stock, $5 par value per share	19,479	19,479
Additional paid-in capital	12,991	12,991
Retained deficit	(38,422)	(36,748)
Accumulated other comprehensive income (loss)	(5,379)	583

Total Stockholders’ Equity	1,748	9,065

Total Liabilities and Stockholders’ Equity	$423,650	$437,392

Preferred shares authorized	3,000,000	3,000,000
Preferred shares issued and outstanding	13,179	13,179
Unaccrued preferred stock dividend	$1,894	$1,235
Common shares authorized	15,000,000	15,000,000
Common shares issued and outstanding	3,895,840	3,895,840

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation and Subsidiary

Consolidated Statements of Operations

For the Years Ended December 31, 2013, 2012, and 2011

(In thousands except per share data)

	2013	2012	2011
	(Restated)
Interest and dividend income:
Loans, including fees	$12,978	$14,303	$17,398
Investment securities	2,156	2,669	3,175
Other	74	77	59

Total interest income	15,208	17,049	20,632

Interest expense:
Deposits	2,301	3,225	4,387
Other borrowings	2,259	2,268	2,653

Total interest expense	4,560	5,493	7,040

Net interest income	10,648	11,556	13,592
Provision for loan losses	(2,039)	2,359	17,565

Net interest income (loss) after provision for loan losses	12,687	9,197	(3,973)

Non-interest income:
Customer service fees	1,149	1,176	1,250
Increase in bank owned life insurance	352	359	361
Net proceeds from bank owned life insurance	—	415	—
Gain (loss) on sale of securities (net)	—	2,190	(391)
Other	28	28	19

Total non-interest income	1,529	4,168	1,239

Non-interest expense:
Salaries and employee benefits	6,437	6,877	6,684
Net occupancy expense	1,787	1,903	2,074
FDIC insurance assessments	1,459	1,600	1,516
Data processing	1,054	989	885
Professional services	931	1,425	1,517
Advertising	158	92	223
Valuation allowances and net operating costs associated with foreclosed real estate	810	2,417	5,222
Other	1,993	2,641	2,853

Total non-interest expense	14,629	17,944	20,974

Loss before income taxes	(413)	(4,579)	(23,708)
Income tax expense	942	—	4,543

Net loss	(1,355)	(4,579)	(28,251)
Preferred stock dividends and accretion	(978)	(956)	(934)

Net loss available to common stockholders	$(2,333)	$(5,535)	$(29,185)

Net loss per common share
Basic	$(0.60)	$(1.42)	$(7.49)

Diluted	$(0.60)	$(1.42)	$(7.49)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation and Subsidiary

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2013, 2012, and 2011

(In thousands)

	2013	2012	2011
	(Restated)
Net loss	$(1,355)	$(4,579)	$(28,251)
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	(6,298)	(1,576)	2,019
Reclassification adjustment for (gains) losses realized in net loss	—	(2,190)	391
Income tax effect	336	2,796	(1,167)

Total other comprehensive income (loss), net of income tax effect	(5,962)	(970)	1,243

Total comprehensive loss	$(7,317)	$(5,549)	$(27,008)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2013, 2012, and 2011

(In thousands except share data)

								Accumulated
			Discount			Additional		Other	Total
	Preferred Stock		on Preferred	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2010	13,179	$13,179	$(991)	3,897,174	$19,486	$12,988	$(3,268)	$310	$41,704
Restricted stock expense	—	—	—	—	—	4	—	—	4
Stock based compensation benefit	—	—	—	—	—	(8)	—	—	(8)
Cash dividends on common	—	—	—	—	—	—	—	—	—
Cash dividends on preferred	—	—	—	—	—	—	(77)	—	(77)
Accretion of discount on preferred	—	—	275	—	—	—	(275)	—	—
Forfeiture of common stock	—	—	—	(1,334)	(7)	7	—	—	—
Net loss	—	—	—	—	—	—	(28,251)	—	(28,251)
Other comprehensive income	—	—	—	—	—	—	—	1,243	1,243

Balance, December 31, 2011	13,179	13,179	(716)	3,895,840	19,479	12,991	(31,871)	1,553	14,615
Restricted stock benefit	—	—	—	—	—	(1)	—	—	(1)
Stock based compensation expense	—	—	—	—	—	1	—	—	1
Cash dividends on common	—	—	—	—	—	—	—	—	—
Cash dividends on preferred	—	—	—	—	—	—	(1)	—	(1)
Accretion of discount on preferred	—	—	297	—	—	—	(297)	—	—
Net loss	—	—	—	—	—	—	(4,579)	—	(4,579)
Other comprehensive loss	—	—	—	—	—	—	—	(970)	(970)

Balance, December 31, 2012	13,179	13,179	(419)	3,895,840	19,479	12,991	(36,748)	583	9,065
Cash dividends on common	—	—	—	—	—	—	—	—	—
Cash dividends on preferred	—	—	—	—	—	—	—	—	—
Accretion of discount on preferred	—	—	319	—	—	—	(319)	—	—
Net loss	—	—	—	—	—	—	(1,355)	—	(1,355)
Other comprehensive loss	—	—	—	—	—	—	—	(5,962)	(5,962)

Balance, December 31, 2013	13,179	$13,179	$(100)	3,895,840	$19,479	$12,991	$(38,422)	$(5,379)	$1,748

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013, 2012, and 2011

(In thousands)

	2013	2012	2011
	(Restated)
Cash flows from operating activities:
Net loss	$(1,355)	$(4,579)	$(28,251)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	678	807	988
Deferred tax expense	942	—	4,543
Provision for loan losses	(2,039)	2,359	17,565
Amortization of premiums on securities, net	521	925	819
Stock based compensation expense (benefit)	—	1	(8)
Restricted stock expense (benefit)	—	(1)	4
Decrease (increase) in bank owned life insurance	(352)	196	(361)
(Gain) loss on sale of other real estate owned	77	(192)	748
Impairment valuation of other real estate owned	539	2,040	3,449
(Gain) loss on sale of premises and equipment	(5)	—	5
Gain on sale of securities	—	(2,190)	(6)
Impairment valuation of securities	—	—	397
Net changes in:
Accrued interest receivable	159	188	311
Prepaid FDIC insurance assessment	630	1,570	1,470
Other assets	(158)	45	(474)
Accrued expenses and other liabilities	372	235	187

Net cash provided by operating activities	9	1,404	1,386

Cash flows from investing activities:
Net change in federal funds sold	7,790	795	(18,835)
Activity in available for sale securities:
Purchases	(16,893)	(120,851)	(40,956)
Proceeds from sale	—	71,767	2,006
Maturities and calls of securities	26,690	54,246	37,729
Net loan originations and principal payments	(7,925)	28,140	31,399
Redemption of FHLB stock	205	842	488
Purchase of premises and equipment	(125)	(421)	(117)
Proceeds from sale of premises and equipment	21	—	1
Proceeds from sale of other real estate owned	4,080	7,523	6,113

Net cash provided by investing activities	13,843	42,041	17,828

(continued)

Bank of the Carolinas Corporation and Subsidiary

Consolidated Statements of Cash Flows, Continued

For the Years Ended December 31, 2013, 2012, and 2011

(In thousands)

	2013	2012	2011
Cash flows from financing activities:
Net increase (decrease) in deposits	$(6,822)	$(43,241)	$44
Net repayments of FHLB advances	—	—	(22,000)
Net change in retail repurchase agreements	26	(19)	(222)
Cash dividends paid on preferred stock	—	—	—
Cash dividends paid on common stock	—	—	—

Net cash used by financing activities	(6,796)	(43,260)	(22,178)

Net increase (decrease) in cash and cash equivalents	7,056	185	(2,964)
Cash and cash equivalents at beginning of year	7,786	7,601	10,565

Cash and cash equivalents at end of year	$14,842	$7,786	$7,601

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,327	$5,225	$6,817

Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Unrealized gains (losses) on securities available for sale, net of income tax effect	$(5,962)	$(970)	$1,243
Transfer of other real estate owned from loans receivable	953	5,823	10,520
Dividends declared, not paid	—	—	165

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

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Loans Receivable - The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is invested within the central North Carolina region. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

Allowance for Loan Losses - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Premises and Equipment - Land is carried at cost. Buildings, leasehold improvements and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the lesser of estimated useful lives of the assets or lease terms ranging from 3 to 40 years. The cost of maintenance and repairs are charged to expense as incurred while expenditures that materially increase the useful lives of property are capitalized.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Federal Home Loan Bank Stock - Investment in stock of the Federal Home Loan Bank is required by law of every member. The investment is carried at cost since redemptions of this stock have historically been at par. No ready market exists for the stock, and it has no quoted market value. The stock is presented in other assets. Due to the redemption provisions of the FHLB, the Bank estimates carrying value equals fair value and that it was not impaired at December 31, 2013. The stock had a carrying value of $524,000 and $728,700 at December 31, 2013 and 2012, respectively.

Other Real Estate Owned - Assets acquired through, or in lieu of, loan foreclosure are held for sale and initially recorded at the lower of the loan balance or the fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value. Expenses associated with maintaining these properties are included in other non-interest expense. The provision for real estate losses is included in other non-interest expense. Realized gains and losses on disposal of real estate are included in other non-interest expense. Foreclosed assets are presented in other real estate owned. As of December 31, 2013, the Company held a variety of properties in other real estate owned, including 1-4 family residential real estate and commercial real estate. These properties are generally held within the Company’s market area.

Income Taxes - The Company utilizes the liability method of computing income taxes. Under the liability method, deferred tax liabilities and assets are established for future tax return effects of the temporary differences between the stated value of assets and liabilities for financial reporting purposes and their tax bases. The focus is on accruing the appropriate balance sheet deferred tax amount, with the statement of income effect being the result of the changes in the balance sheet amounts from period to period. The current portion of income tax expense is provided based upon the actual tax liability incurred for tax return purposes.

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

Earnings Per Share - Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and warrants, and are determined using the treasury stock method.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Losses per share have been computed based on the following:

	Years Ended December 31,
	2013	2012	2011
	(in thousands except for share data)
Net loss applicable to common stock	$(2,333)	$(5,535)	$(29,185)

Average number of common shares outstanding used to calculate basic earnings per share	3,895,840	3,895,840	3,896,428
Additional potential common shares due to stock options and warrants	—	—	—

Average number of common shares outstanding used to calculate diluted earnings per share	3,895,840	3,895,840	3,896,428

The Company had 497,205; 497,205; and 497,605 stock options and warrants that were considered anti-dilutive because the Company incurred net losses for the years ended December 31, 2013, 2012, and 2011, respectively.

Stock Compensation Plans - The Company under generally accepted accounting principles accounts for stock option expense using the modified prospective method. The Company records expense throughout the options’ vesting period.

Advertising Expense – The Company’s policy is to expense advertising cost as incurred.

Comprehensive Income (Loss) - Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section in the balance sheet, such items, along with net income (loss), are components of comprehensive income (loss).

Reclassifications – In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported cash flows, stockholders’ equity or net loss.

New Accounting Pronouncements – In January 2011, the FASB issued Accounting Standards Update 2011-01, Receivables: Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer the effective date for interim and annual periods ending after June 15, 2011, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. The deferral in this amendment is effective upon issuance and has not had a significant impact on the Company.

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

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

2.	Investment Securities

The amortized cost, estimated fair values and carrying values of the investment securities portfolio is summarized as follows (dollars in thousands):

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
Investment securities available for sale:
U.S. Government agency securities	$44,077	$87	$3,234	$40,930	$40,930
State and municipal securities	11,159	—	978	10,181	10,181
Corporate securities	—	—	—	—	—
Mortgage-backed securities	39,458	34	1,288	38,204	38,204

Total investment securities available for sale	94,694	121	5,500	89,315	89,315
Investment securities held to maturity:
Corporate securities	1,000	—	180	820	1,000

Total Investment Securities	$95,694	$121	$5,680	$90,135	$90,315

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
Investment securities available for sale:
U.S. Government agency securities	$47,792	$406	$80	$48,118	$48,118
State and municipal securities	10,364	44	82	10,326	10,326
Corporate securities	—	—	—	—	—
Mortgage-backed securities	45,861	648	17	46,492	46,492

Total investment securities available for sale	104,017	1,098	179	104,936	104,936
Investment securities held to maturity:
Corporate securities	1,995	12	190	1,817	1,995

Total Investment Securities	$106,012	$1,110	$369	$106,753	$106,931

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2013 is as follows (dollars in thousands):

	Amortized	Estimated
	Cost	Fair Value
Within 1 year	$19,000	$17,826
Over 1 year through 5 years	3,189	3,224
Over 5 years through 10 years	23,889	21,955
Over 10 years	10,158	8,926

	56,236	51,931
Mortgage backed securities	39,458	38,204

	$95,694	$90,135

The fair values of securities with unrealized losses at December 31, 2013 and 2012 are as follows (dollars in thousands):

December 31, 2013:
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Temporarily impaired securities:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency securities	$35,679	$2,731	$3,482	$503	$39,161	$3,234
State and municipal securities	7,835	723	2,346	255	10,181	978
Mortgage-backed securities	34,564	1,287	528	1	35,092	1,288
Corporate securities	—	—	820	180	820	180

Total	$78,078	$4,741	$7,176	$939	$85,254	$5,680

December 31, 2012:
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Temporarily impaired securities:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency securities	$9,881	$80	$—	$—	$9,881	$80
State and municipal securities	7,340	82	—	—	7,340	82
Mortgage-backed securities	4,490	17	—	—	4,490	17
Corporate securities	—	—	810	190	810	190

Total	$21,711	$179	$810	$190	$22,521	$369

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

Impaired loans as of December 31, 2013 and 2012, segregated by class of loans, were as follows (dollars in thousands):

	December 31, 2013					December 31, 2012
		Unpaid		Average	Interest		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial - Non Real Estate	$1,099	$1,305	$—	$1,384	$79	$948	$1,125	$—	$1,185	$59
Commercial Real Estate
Owner occupied	3,480	4,062	—	4,365	239	5,622	5,926	—	5,961	304
Income producing	3,734	3,887	—	3,938	183	3,274	3,394	—	3,422	135
Multifamily	—	—	—	—	—	—	—	—	—	—
Construction & Development
1 - 4 Family	—	—	—	—	—	—	—	—	—	—
Other	1,545	1,881	—	1,981	112	2,329	2,657	—	2,718	141
Farmland	252	273	—	340	26	362	362	—	362	19
Residential
Equity Lines	95	101	—	105	3	93	95	—	164	7
1 - 4 Family	5,632	6,198	—	6,281	322	6,510	7,472	—	7,546	350
Junior Liens	196	218	—	223	12	236	255	—	259	15
Consumer - Non Real Estate
Credit Cards	—	—	—	—	—	—	—	—	—	—
Other	68	68	—	70	4	72	85	—	87	6

Total loans with no allowance	$16,101	$17,993	$—	$18,687	$980	$19,446	$21,371	$—	$21,704	$1,036

With an allowance recorded:
Commercial - Non Real Estate	$1,205	$1,205	$25	$1,282	$45	$2,279	$2,279	$45	$2,377	$99
Commercial Real Estate
Owner occupied	3,666	3,666	77	3,727	166	4,157	4,157	153	4,236	218
Income producing	7,287	7,343	126	7,465	382	8,507	8,562	164	8,662	418
Multifamily	1,226	1,259	12	1,273	45	1,311	1,344	43	1,360	50
Construction & Development
1 - 4 Family	360	366	8	371	19	388	395	7	399	20
Other	3,176	3,181	107	3,224	118	3,250	3,252	144	3,314	45
Farmland	—	—	—	—	—	—	—	—	—	—
Residential
Equity Lines	—	—	—	—	—	—	—	—	—	—
1 - 4 Family	6,778	6,795	204	6,893	279	6,366	6,381	197	6,458	262
Junior Liens	339	341	4	345	19	319	321	2	325	18
Consumer - Non Real Estate
Credit Cards	—	—	—	—	—	—	—	—	—	—
Other	8	8	—	11	—	12	12	—	14	1

Total loans with an allowance	$24,045	$24,164	$563	$24,591	$1,073	$26,589	$26,703	$755	$27,145	$1,131

Total:
Commercial - Non Real Estate	$2,304	$2,510	$25	$2,666	$124	$3,227	$3,404	$45	$3,562	$158
Commercial Real Estate	$19,393	$20,217	$215	$20,768	$1,015	$22,871	$23,383	$360	$23,641	$1,125
Construction & Development	$5,333	$5,701	$115	$5,916	$275	$6,329	$6,666	$151	$6,793	$225
Residential	$13,040	$13,653	$208	$13,847	$635	$13,524	$14,524	$199	$14,752	$652
Consumer - Non Real Estate	$76	$76	$—	$81	$4	$84	$97	$—	$101	$7

Totals	$40,146	$42,157	$563	$43,278	$2,053	$46,035	$48,074	$755	$48,849	$2,167

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

The following tables illustrate TDR information for the three months and year ended December 31, 2013 and 2012 (dollars in thousands):

	For the three months ended December 31, 2013			For the year ended December 31, 2013
Troubled Debt Restructuring	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial - Non Real Estate	3	$204	$204	4	$236	$236
Commercial - Real Estate	—	—	—	1	238	238
Construction & Development	—	—	—	1	129	129
Residential	—	—	—	5	543	544
Consumer - Non Real Estate	—	—	—	—	—	—

Totals	3	$204	$204	11	$1,146	$1,147

	For the three months ended December 31, 2012			For the year ended December 31, 2012
Troubled Debt Restructuring	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial - Non Real Estate	—	$—	$—	11	$517	$517
Commercial - Real Estate	1	1,605	1,605	10	7,066	7,066
Construction & Development	—	—	—	7	1,442	1,442
Residential	3	356	356	25	3,681	3,681
Consumer - Non Real Estate	—	—	—	2	32	32

Totals	4	$1,961	$1,961	55	$12,738	$12,738

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

	Three months ended		Year ended
	December 31, 2013		December 31, 2013
Troubled Debt Restructuring That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commerical - Non Real Estate	—	$—	—	$—
Commerical - Real Estate	—	—	—	—
Construction & Development	1	492	1	492
Residential	—	—	—	—
Consumer - Non Real Estate	—	—	—	—

Totals	1	$492	1	$492

	Three months ended		Year ended
	December 31, 2012		December 31, 2012
Troubled Debt Restructuring That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commerical - Non Real Estate	1	$72	1	$72
Commerical - Real Estate	—	—	—	—
Construction & Development	—	—	—	—
Residential	—	—	1	69
Consumer - Non Real Estate	—	—	—	—

Totals	1	$72	2	$141

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

							90-Days
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

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of December 31, 2013 and 2012, and based on the most recent analysis performed, the risk category of loans and leases is as follows (dollars in thousands):

		Special
Internal Risk Rating Grades	Pass	Mention	Substandard	Doubtful	Loss
December 31, 2013:
Commercial - Non Real Estate	$13,289	$3,157	$982	$—	$—
Commercial Real Estate
Owner occupied	47,207	6,009	4,699	—	—
Income producing	33,875	10,501	7,424	—	—
Multifamily	5,925	1,823	—	—	—
Construction & Development
1 - 4 Family	1,133	252	360	—	—
Other	17,122	3,265	4,386	—	—
Farmland	279	—	252	—	—

Totals	$118,830	$25,007	$18,103	$—	$—

Total:
Commercial - Non Real Estate	$13,289	$3,157	$982	$—	$—
Commercial Real Estate	$87,007	$18,333	$12,123	$—	$—
Construction & Development	$18,534	$3,517	$4,998	$—	$—

Totals	$118,830	$25,007	$18,103	$—	$—

December 31, 2012:
Commercial - Non Real Estate	$17,728	$2,671	$2,593	$—	$—
Commercial Real Estate
Owner occupied	32,843	13,902	8,986	—	—
Income producing	25,537	13,411	8,639	—	—
Multifamily	5,197	1,956	56	—	—
Construction & Development
1 - 4 Family	1,346	275	388	—	—
Other	15,246	8,817	2,262	—	—
Farmland	280	—	362	—	—

Totals	$98,177	$41,032	$23,286	$—	$—

Total:
Commercial - Non Real Estate	$17,728	$2,671	$2,593	$—	$—
Commercial Real Estate	$63,577	$29,269	$17,681	$—	$—
Construction & Development	$16,872	$9,092	$3,012	$—	$—

Totals	$98,177	$41,032	$23,286	$—	$—

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

	December 31, 2013		December 31, 2012
		Non-		Non-
Risk Based on Payment Activity	Performing	Performing	Performing	Performing
Residential
Equity Lines	$28,122	$95	$29,369	$93
1 - 4 Family	83,092	657	69,619	1,663
Junior Liens	1,080	26	1,313	—
Consumer - Non Real Estate
Credit Cards	—	—	—	—
Other	2,548	6	3,158	—

Totals	$114,842	$784	$103,459	$1,756

Total:
Residential	$112,294	$778	$100,301	$1,756
Consumer - Non Real Estate	$2,548	$6	$3,158	$—

Totals	$114,842	$784	$103,459	$1,756

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

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Changes in the allowance for loan losses by segment are as follows (dollars in thousands):

	December 31, 2013					December 31, 2012
	Beginning				Ending	Beginning				Ending
	Balance	Chargeoffs	Recoveries	Provision	Balance	Balance	Chargeoffs	Recoveries	Provision	Balance
Commercial - Non Real Estate	$1,209	$(115)	$1,698	$(2,616)	$176	$2,247	$(453)	$671	$(1,256)	$1,209
Commercial Real Estate			.					.
Owner occupied	1,359	(523)	553	(165)	1,224	1,794	(634)	69	130	1,359
Income producing	773	(21)	20	59	831	547	(1,170)	47	1,349	773
Multifamily	78	—	—	(28)	50	80	—	—	(2)	78
Construction & Development
1 - 4 Family	78	(5)	—	(21)	52	58	(99)	1	118	78
Other	728	(222)	22	52	580	661	(1,019)	168	918	728
Farmland	—	(21)	—	24	3	—	—	—	—	—
Residential
Equity Lines	314	(222)	39	201	332	279	(124)	9	150	314
1 - 4 Family	1,267	(675)	650	(24)	1,218	1,168	(1,109)	117	1,091	1,267
Consumer - Non Real Estate	98	(51)	37	(40)	44	143	(76)	32	(1)	98
Unallocated	986	—	—	519	1,505	1,124	—	—	(138)	986

Total	$6,890	$(1,855)	$3,019	$(2,039)	$6,015	$8,101	$(4,684)	$1,114	$2,359	$6,890

	Individually Evaluated for Impairment
	December 31, 2013		December 31, 2012
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$25	$2,304	$45	$3,227
Commercial Real Estate
Owner occupied	77	7,146	153	9,779
Income producing	126	11,021	164	11,781
Multifamily	12	1,226	43	1,311
Construction & Development
1 - 4 Family	8	360	7	388
Other	107	4,721	144	5,579
Farmland	—	252	—	362
Residential
Equity Lines	—	95	—	93
1 - 4 Family	208	12,945	199	13,431
Consumer - Non Real Estate	—	76	—	84
Unallocated	—	—	—	—

Total	$563	$40,146	$755	$46,035

	Collectively Evaluated for Impairment
	December 31, 2013		December 31, 2012
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$151	$15,124	$1,164	$19,765
Commercial Real Estate
Owner occupied	1,147	50,769	1,206	45,952
Income producing	705	40,779	609	35,806
Multifamily	38	6,522	35	5,898
Construction & Development
1 - 4 Family	44	1,385	71	1,621
Other	473	20,052	584	20,746
Farmland	3	279	—	280
Residential
Equity Lines	332	28,122	314	29,369
1 - 4 Family	1,010	71,910	1,068	59,164
Consumer - Non Real Estate	44	2,478	98	3,074
Unallocated	1,505	944	986	2,664

Total	$5,452	$238,364	$6,135	$224,339

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

5.	Premises and Equipment

Premises and equipment are summarized as follows (dollars in thousands):

	December 31,
	2013	2012
Land	$1,826	$1,826
Buildings	10,233	10,233
Leasehold improvements	612	776
Furniture, fixtures and equipment	5,943	5,983

	18,614	18,818
Less, accumulated depreciation	7,340	6,975

	$11,274	$11,843

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

	Date of	Interest	Maturity	Principal
Issuing Entity	Issuance	Rate	Date	Amount
Bank of the Carolinas Trust I	3/26/2008	Libor + 3.00%	3/26/2038	$5,155,000

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

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

10.	Income Taxes

The components of income tax expense (benefit) are as follows (dollars in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Current tax expense (benefit)
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred tax expense (benefit)
Federal	(189)	(1,571)	(7,900)
State	(19)	(210)	(219)
Deferred tax asset valuation adjustment	1,150	1,781	12,662

	942	—	4,543

Total income tax expense (benefit)	$942	$—	$4,543

The Company and its subsidiary each reflect the tax expense or benefit associated with the results of their individual operating results. The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% are reconciled as follows (dollars in thousands):

	2013	2012	2011
Computed income tax benefit	$(140)	$(1,557)	$(8,061)
Changes resulting from:
State tax benefit, net of federal benefit	(19)	(209)	(1,080)
Non-taxable income	(139)	(301)	(202)
Deferred tax asset valuation adjustment	1,150	1,781	12,662
Other	90	286	1,224

Actual income tax expense (benefit)	$942	$—	$4,543

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

The components of deferred income taxes are as follows (dollars in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$2,319	$2,656
Accrued expenses	195	196
Accrued income	65	61
Reserve for other real estate valuation	571	976
Securities	2,089	—
State net economic loss carryovers	164	164
Federal net operating loss carryovers	12,874	12,077

Total deferred tax assets	18,277	16,130
Less valuation allowance	(17,683)	(14,443)

Net deferred tax assets	594	1,687

Deferred tax liabilities:
Depreciation and amortization	259	306
Prepaid expenses	310	414
Securities	—	335
Other	25	25

Net deferred tax liabilites	594	1,080

Net deferred tax asset	$—	$607

Management has established a deferred tax asset valuation allowance of $17.7 million and $14.4 million at December 31, 2013 and 2012, respectively. Although the Company has shown sufficient positive evidence and appears to have ample resources to remain viable into the future in order to utilize these benefits, we believe current overall credit trends, as well as actual and forecasted performance, raise significant concern over the ability of the Company to realize the components of its deferred tax assets relating to net operating losses and the allowances for losses on loans and OREO. Income tax expense (benefit) contains no interest or penalty amounts for the years ended December 31, 2013, 2012, or 2011.

The 2013 state net economic loss of approximately $2.4 million must be carried forward to future years. The Company has approximately $43.0 million in total state net economic loss carryovers which will expire between 2023 and 2028 if not previously utilized. The Company’s 2013 federal net operating loss of approximately $2.3 million may be carried forward for up to 20 years, if not previously utilized. The Company has approximately $37.9 million in total federal net operating loss carryovers which will expire between 2029 and 2033 if not previously utilized.

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

			Capital needed to meet
	Actual Capital		Regulatory Guidelines
	Ratio	Amount	Minimum	Well- Capitalized
As of December 31, 2013:
Total Capital (to Risk Weighted Assets):
Bank of the Carolinas	6.13%	$19,175	$25,023	$31,279
Bank of the Carolinas Corporation Consolidated	4.93	15,408	25,011	31,264
Tier 1 Capital (to Risk Weighted Assets):
Bank of the Carolinas	4.87	15,240	12,512	18,767
Bank of the Carolinas Corporation Consolidated	2.46	7,704	12,506	18,758
Tier I Leverage Capital (to Fourth Quarter Average Assets):
Bank of the Carolinas*	3.55	15,240	17,189	21,486
Bank of the Carolinas Corporation Consolidated	1.79	7,704	17,183	21,478
As of December 31, 2012:
Total Capital (to Risk Weighted Assets):
Bank of the Carolinas	6.25%	$19,640	$25,149	$31,437
Bank of the Carolinas Corporation Consolidated	6.22	19,541	25,150	31,438
Tier 1 Capital (to Risk Weighted Assets):
Bank of the Carolinas	4.99	15,674	12,575	18,862
Bank of the Carolinas Corporation Consolidated	3.46	10,866	12,575	18,863
Tier I Leverage Capital (to Fourth Quarter Average Assets):
Bank of the Carolinas*	3.56	15,674	17,623	22,029
Bank of the Carolinas Corporation Consolidated	2.47	10,866	17,630	22,037

*	As previously described, the Company’s Board of Directors agreed to maintain the Bank’s Leverage Capital Ratio of 8.0% which is above the minimum level required by regulatory capital guidelines.

12.	Employee Benefit Plan

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

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

A summary of the status of the Company’s stock options and stock awards as well as the warrants issued to the U.S. Treasury as of December 31, 2013 and changes during the year then ended is presented below:

For the Year ended December 31, 2013
Stock Options and Warrants			Restricted Stock Awards
		Weighted			Weighted
		Average			Average
		Exercise			Grant Date
	Shares	Price		Shares	Fair Value
Options outstanding at beginning of year	20,000	$8.07	Outstanding at beginning of year	4,667	$5.25
Options granted	—	—	Granted	—	—
Options exercised	—	—	Forfeited	—	—

Options forfeited	—	—	Outstanding at end of year	4,667	$5.25

Options expired	—	—

Options outstanding at end of year	20,000	8.07
Warrants issued and outstanding at end of year	475,204	4.16

Total Options and warrants outstanding at end of year	495,204	$4.32

At December 31, 2013
Stock Options and Warrants Outstanding					Stock Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
4.06 - 5.99	12,000	4.81 years	$5.25	$—	12,000	$5.25	$—
6.00 - 16.90	8,000	0.94 years	12.29	—	8,000	12.29	—

Total Options	20,000	3.26 years	8.07	—	20,000	8.07	—
Total Warrants	475,204	5.29 years	4.16	(1,130)	475,204	4.16	(1,130)

Total Options and warrants	495,204	5.21 years	$4.32	$(1,130)	495,204	$4.32	$(1,130)

16.	Fair Value of Financial Instruments

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

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

The approximate carrying and estimated fair values of financial instruments are summarized below (in thousands):

		December 31, 2013		December 31, 2012
	Level in Fair	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$14,842	$14,842	$7,786	$7,786
Federal funds sold	Level 1	19,580	19,580	27,370	27,370
Investment securities	Level 2	90,315	90,135	106,931	106,753
Loans receivable, net	Level 3	272,495	272,524	263,484	265,760
Bank owned life insurance	Level 1	10,888	10,888	10,536	10,536
Accrued interest receivable	Level 1	1,156	1,156	1,315	1,315
FHLB stock	Level 1	524	524	729	729
Financial liabilities:
Deposits:
Demand, Savings, and Money Market	Level 2	185,601	185,601	185,849	185,849
Time	Level 2	180,549	178,676	187,123	187,402
Other borrowings	Level 2	53,243	53,243	53,217	53,217
Other liabilities	Level 2	2,509	2,509	2,138	2,138

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

The condensed balance sheets for 2013 and 2012, and the condensed statements of operations and cash flows for the parent company as of and for the years ended December 31, 2013, 2012, and 2011 are presented below (in thousands):

Condensed Balance Sheets

	2013	2012
Assets
Cash	$437	$452
Investment in wholly owned subsidiary	9,861	16,864
Other assets	156	167

Total Assets	$10,454	$17,483

Liabilities and Stockholder’s equity:
Borrowings	$7,855	$7,855
Other liabilities	851	563
Stockholder’s Equity	1,748	9,065

Total Liabilities and Stockholder’s Equity	$10,454	$17,483

Condensed Statements of Operations

	2013	2012	2011
Interest on deposits in other banks	$3	$3	$5
Other income	—	—	—

Total operating income	3	3	5

Loss on sale of securities	—	—	—
Interest expense on borrowed funds	288	294	278
Other	30	57	99
Equity in undistributed loss of subsidiary	1,040	4,231	27,497

Total operating expense	1,358	4,582	27,874

Loss before taxes	(1,355)	(4,579)	(27,869)
Income tax expense (benefit)	—	—	382

Net loss	(1,355)	(4,579)	(28,251)
Preferred stock dividends and accretion	(978)	(956)	(934)

Net loss available to common shareholders	$(2,333)	$(5,535)	$(29,185)

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Condensed Statements of Cash Flows

	2013	2012	2011
Cash Flows from Operating Activities:
Net loss	$(1,355)	$(4,579)	$(28,251)
Equity in undistributed net loss of subsidiary	1,040	4,231	27,497
Change in other assets	300	218	612
Change in other liabilities	—	(1)	(3)

Net cash used by operating activities	(15)	(131)	(145)

Cash Flows from Investing Activities:
Investment in subsidiary	—	—	—

Cash Flows from Financing Activities:
Cash dividends paid on preferred stock	—	—	—
Cash dividends paid on common stock	—	—	—

Net cash used by financing activities	—	—	—

Net decrease in cash and cash equivalents	(15)	(131)	(145)
Cash and cash equivalents at beginning of year	452	583	728

Cash and cash equivalents at end of year	$437	$452	$583

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

19.	Explanatory Note – Restatement of Prior Financial Statements

We are amending our Annual Report on Form 10-K (“the Original Filing”) for the year ended December 31, 2013 to restate our consolidated financial statements for the years ended December 31, 2013, 2012, and 2011 and the related disclosures. On April 27, 2014, we concluded that our consolidated financial statements for the year ended December 31, 2013 should be restated to record an increase in our deferred tax asset valuation allowance, and the related income tax impact, resulting from a decrease in the Company unrealized gains on investment securities that were incorrectly accounted for under U.S. generally accepted accounting principles. Our decision to restate our consolidated financial statements was based on the results of a regulatory examination by the FDIC and NCCOB.

We have not amended and do not anticipate amending our Annual Reports on Form 10-K for any of the years prior to December 31, 2013, nor do we anticipate amending our Quarterly Reports on Form 10-Q that were originally filed. This Form 10-K/A amends and restates the affected sections of our Annual Report on Form 10-K for the year ended December 31, 2013. The information that has been previously filed or otherwise reported for this period is superseded by the information in this Annual Report on Form 10-K/A. Accordingly, the consolidated financial statements and related financial information contained in the previously filed report should no longer be relied upon and should be read only in conjunction with the restated financial information set forth herein.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

All the information in this Form 10-K/A is as of December 31, 2013 and does not reflect any subsequent information or events other than the restatement and related matters discussed in Note 10, 11, and 17 to the consolidated financial statements appearing in this Form 10-K/A. Only the following items have been amended as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended as a result of the restatement:

Part I – Item 1 – Business;

Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part II – Item 8 – Financial Statements and Supplementary Data

Other than discussed above, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or updated disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing), affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our Original Filing made with the Securities and Exchange Commission. In addition, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.01, 31.02, and 32.01.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Comprehensive Loss for years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011
Notes to Consolidated Financial Statements - December 31, 2013, 2012, and 2011

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

Signature	Title	Date
/s/ Stephen R. Talbert	President, Vice-Chairman and Chief Executive Officer (principal executive officer)	May 15, 2014
Stephen R. Talbert

/s/ Megan W. Patton	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	May 15, 2014
Megan W. Patton

/s/ Francis W. Slate	Director and Chairman	May 15, 2014
Francis W. Slate

/s/ Jerry W. Anderson	Director	May 15, 2014
Jerry W. Anderson

/s/ Alan M. Bailey	Director	May 15, 2014
Alan M. Bailey

/s/ John A. Drye	Director	May 15, 2014
John A. Drye

/s/ John W. Googe	Director	May 15, 2014
John W. Googe

/s/ Henry H. Land	Director	May 15, 2014
Henry H. Land

/s/ Grady L. McClamrock, Jr.	Director	May 15, 2014
Grady L. McClamrock, Jr.

/s/ Lynne Scott Safrit	Director	May 15, 2014
Lynne Scott Safrit

EXHIBIT INDEX

Exhibit Number	Description

3.01	Our Articles of Incorporation, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated April 13, 2009)

3.02	Our By-laws, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

4.01	Indenture between us and Wells Fargo Bank, N.A. (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)

4.02	Guarantee Agreement between us and Wells Fargo Bank, N.A. (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)

4.03	Amended and Restated Trust Agreement among us, Wells Fargo Bank N.A. and the Administrators (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)

4.04	Warrant dated April 17, 2009, between us and the United States Department of the Treasury (incorporated by reference from Exhibits to our Registration Statement on Form S-3 (Reg. No. 333-159934) filed on June 12, 2009)

10.01	Letter Agreement dated April 17, 2009, between us and the United States Department of the Treasury (incorporated by reference from Exhibits to our Registration Statement on Form S-3 (Reg. No. 333-159934) filed on June 12, 2009)

10.02 *	Amended and Restated Employment Agreement between us and George E. Jordan (incorporated by reference from exhibits to our Current Report on Form 8-K dated December 23, 2008)

10.03 *	Employee Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.04 *	Form of Employee Stock Option Agreement (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.05 *	Director Stock Option Plan, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.06 *	Form of Director Stock Option Agreement (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.07 *	Sections 1.2(g) and 2.5 of Agreement and Plan of Reorganization and Share Exchange dated June 1, 2006, between us and the Bank pertaining to our assumption of the Bank’s Employee Stock Option Plan, Director Stock Option Plan and outstanding stock options (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.08 *	BOC Financial Corp 1999 Nonstatutory Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.09 *	BOC Financial Corp 1999 Incentive Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.10 *	Section 6.07 of Agreement and Plan of Reorganization and Merger dated July 20, 2001, between the Bank and BOC Financial Corp pertaining to the Bank’s assumption of outstanding BOC Financial Corp (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.11 *	Option Conversion Agreements relating to stock options previously granted by BOC Financial Corp and held by former directors of BOC Financial Corp as assumed by us from the Bank (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.12 *	2007 Omnibus Equity Plan (incorporated by reference from Exhibits to our Current Report on Form 8-K dated May 24, 2007)

10.13 *	Management Incentive Compensation Plan (incorporated by reference from Exhibits to our Current Report on Form 8-K dated May 24, 2007)

10.14	Stipulation to the Issuance of a Consent Order (incorporated by reference from Exhibits to our Current Report on Form 8-K dated May 3, 2011)

10.15	Consent Order Issued by the Federal Deposit Insurance Corporation and the North Carolina Office of the Commissioner of Banks (incorporated by reference from Exhibits to our Current Report on Form 8-K dated May 3, 2011)

10.16	Written Agreement by and between Bank of the Carolinas Corporation and the Federal Reserve Bank of Richmond, dated August 26, 2011 (incorporated by reference from Exhibits to our Quarterly Report on Form 10-Q dated November 14, 2011)

21.00	Subsidiaries of the Company (filed herewith)

23.01	Consent of Turlington and Company LLP (filed herewith)

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.01	Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

99.01	Certification of our Chief Executive Officer pursuant to Section 111(b)(4) of EESA

99.02	Certification of our Chief Financial Officer pursuant to Section 111(b) (4) of EESA

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements as of December 31, 2013 and 2012 and for the Years Ended December 31, 2013, 2012, and 2011

*	An asterisk denotes a management contract or compensatory plan or arrangement.