Form 10-Q
period 2014-06-30
Bank of the Carolinas CORP
filed 2014-08-14
CIK 1365997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

Commission File No.: 000-52195

BANK OF THE CAROLINAS CORPORATION

(Exact name of registrant as specified in its charter)

NORTH CAROLINA (State or other jurisdiction of incorporation or organization)	20-4989192 (IRS Employer Identification No.)

135 Boxwood Village Drive Mocksville, North Carolina (Address of principal executive offices)	27028 (Zip Code)

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

On August 14, 2014 there were 462,028,831 outstanding shares of the registrant’s common stock.

BANK OF THE CAROLINAS CORPORATION

FORM 10-Q

June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bank of the Carolinas Corporation

Consolidated Balance Sheets

(amounts in thousands, except share data)

	June 30 2014	December 31 2013*
	(Unaudited)
Assets:
Cash and due from banks, noninterest-bearing	$18,342	$12,778
Interest-bearing deposits in banks	20,209	2,064

Cash and cash equivalents	38,551	14,842

Federal funds sold	—	19,580

Investment securities	88,335	90,315

Loans receivable	279,437	278,510
Less: Allowance for loan losses	(5,153)	(6,015)

Total loans, net	274,284	272,495
Premises and equipment	11,097	11,274
Other real estate owned	1,951	1,233
Bank owned life insurance	11,059	10,888
Deferred tax assets	—	—
Accrued interest receivable	1,083	1,156
Other assets	1,467	1,867

Total Assets	$427,827	$423,650

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$34,657	$35,243
Interest-checking deposits	42,466	40,939
Savings and money market deposits	111,385	109,419
Time deposits	178,504	180,549

Total deposits	367,012	366,150
Securities sold under agreements to repurchase	45,267	45,388
Subordinated debt	7,855	7,855
Other liabilities	2,914	2,509

Total Liabilities	423,048	421,902

Commitments and contingencies (Note 6)	—	—

Stockholders’ Equity:
Preferred stock, no par value	13,179	13,179
Discount on preferred stock	—	(100)
Common stock, no par value at June 30, 2014, $5 per share par value at December 31, 2013	—	19,479
Additional paid-in capital	32,470	12,991
Retained deficit	(39,157)	(38,422)
Accumulated other comprehensive loss	(1,713)	(5,379)

Total Stockholders’ Equity	4,779	1,748

Total Liabilities and Stockholders’ Equity	$427,827	$423,650

Preferred shares authorized	3,000,000	3,000,000
Preferred shares issued and outstanding	13,179	13,179
Unaccrued preferred stock dividend	$2,331	$1,894
Common shares authorized	500,000,000	15,000,000
Common shares issued and outstanding	3,895,840	3,895,840

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$3,235	$3,224	$6,428	$6,440
Interest on securities	537	497	1,075	1,086
Other interest income	15	25	33	39

Total interest income	3,787	3,746	7,536	7,565

Interest expense
Interest on deposits	525	579	1,052	1,200
Interest on borrowed funds	564	563	1,121	1,120

Total interest expense	1,089	1,142	2,173	2,320

Net interest income	2,698	2,604	5,363	5,245
Provision for loan losses	(1,287)	(12)	(225)	(1,158)

Net interest income after provision for loan losses	3,985	2,616	5,588	6,403

Noninterest income
Customer service fees	293	291	584	572
Increase in value of bank owned life insurance	86	87	171	174
Gains on sales of investment securities	—	—	—	—
Other income	5	5	19	3

Total noninterest income	384	383	774	749

Noninterest expense
Salaries and benefits	1,547	1,595	3,137	3,193
Occupancy and equipment	456	426	928	878
FDIC insurance assessments	368	369	731	736
Data processing services	267	283	528	552
Valuation provisions and net operating costs associated with foreclosed real estate	(12)	167	27	532
Other	856	881	1,646	1,549

Total noninterest expense	3,482	3,721	6,997	7,440

Income (loss) before income taxes	887	(722)	(635)	(288)
Provision for income taxes	—	341	—	638

Net income (loss)	887	(1,063)	(635)	(926)
Dividends and accretion on preferred stock	(288)	(243)	(537)	(486)

Net income (loss) available to common stockholders	$599	$(1,306)	$(1,172)	$(1,412)

Earnings (Loss) per common share:
Basic	$0.15	$(0.33)	$(0.30)	$(0.36)

Diluted	$0.15	$(0.33)	$(0.30)	$(0.36)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Net income (loss)	$887	$(1,063)	$(635)	$(926)
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	1,903	(3,757)	3,666	(4,137)
Reclassification adjustment for gains realized in net income (loss)	—	—	—	—
Income tax effect	—	189	—	335

Total other comprehensive income (loss), net of income tax effect	1,903	(3,568)	3,666	(3,802)

Total comprehensive income (loss)	$2,790	$(4,631)	$3,031	$(4,728)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30
	2014	2013
Cash flows from operating activities:
Net loss	$(635)	$(926)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	(225)	(1,158)
Deferred tax expense	—	638
Depreciation and amortization	340	341
Change in valuation allowance on other real estate owned	—	437
(Gain) loss on sale of other real estate owned	(17)	6
Loss on disposal of premises and equipment	—	8
Increase in bank owned life insurance	(171)	(174)
Net amortization/accretion of premiums and discounts on investments	176	294
Net change in other assets	334	584
Net change in other liabilities	404	495

Net cash provided by operating activities	206	545

Cash flows from investing activities:
Net change in federal funds sold	19,580	(9,755)
Purchases of premises and equipment	(163)	(48)
Purchases of securities	—	(14,037)
Proceeds from sales, calls, maturities and principal repayments of securities available for sale	5,470	23,335
Redemption of FHLB stock	140	205
Proceeds from sales of other real estate owned	446	3,481
Net (increase) decrease in loans	(2,711)	1,006

Net cash provided by investing activities	22,762	4,187

Cash flows from financing activities:
Net increase (decrease) in deposits	862	(6,664)
Net increase (decrease) in repurchase agreements	(121)	577
Cash dividends paid on preferred stock	—	—

Net cash provided (used) by financing activities	741	(6,087)

Net increase (decrease) in cash and cash equivalents	23,709	(1,355)
Cash and cash equivalents at beginning of period	14,842	7,786

Cash and cash equivalents at end of period	$38,551	$6,431

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,035	$2,219

Noncash investing and financing activities:
Change in fair value of securities available for sale	$3,666	$(3,802)

Transfer from loans to other real estate owned	$1,147	$537

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(dollars in thousands)

	Preferred Stock		Discount on Preferred	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2012	13,179	$13,179	$(419)	3,895,840	$19,479	$12,991	$(36,748)	$583	$9,065
Net income	—	—	—	—	—	—	(926)	—	(926)
Other comprehensive loss	—	—	—	—	—	—	—	(3,802)	(3,802)

Discount accretion on preferred stock	—	—	156	—	—	—	(156)	—	—

Dividends accrued on preferred stock	—	—	—	—	—	—	—	—	—

Balance, June 30, 2013	13,179	$13,179	$(263)	3,895,840	$19,479	$12,991	$(37,830)	$(3,219)	$4,337

Balance, December 31, 2013	13,179	$13,179	$(100)	3,895,840	$19,479	$12,991	$(38,422)	$(5,379)	$1,748
Net loss	—	—	—	—	—	—	(635)	—	(635)
Other comprehensive income	—	—	—	—	—	—	—	3,666	3,666
Reclass due to no par value	—	—	—	—	(19,479)	19,479	—	—	—

Discount accretion on preferred stock	—	—	100	—	—	—	(100)	—	—

Dividends accrued on preferred stock	—	—	—	—	—	—	—	—	—

Balance, June 30, 2014	13,179	$13,179	$—	3,895,840	$—	$32,470	$(39,157)	$(1,713)	$4,779

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the financial information included in these unaudited financial statements reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of June 30, 2014 and December 31, 2013 and for the three- and six-month periods ended June 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three- and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

The results presented here are for Bank of the Carolinas Corporation (“the Company”), the parent company of Bank of the Carolinas (“the Bank”). The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s annual report on Form 10-K for the year ended December 31, 2013, as amended. This quarterly report should be read in conjunction with the annual report. Because the Company has no separate operations and conducts no business on its own other than owning the Bank, this discussion concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to as “the Company” unless otherwise noted.

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

Earnings (loss) per share have been computed based on the following (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Net loss applicable to common stockholders	$599	$(1,306)	$(1,172)	$(1,412)

Weighted average number of common shares outstanding	3,895,840	3,895,840	3,895,840	3,895,840

Weighted average number of diluted common shares outstanding	3,895,840	3,895,840	3,895,840	3,895,840

Common stock options and common stock warrants - anti-dilutive	497,605	497,605	497,605	497,605

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

NOTE 3. INVESTMENT SECURITIES

The amortized cost, estimated fair values and carrying values of the investment securities portfolios at the indicated dates are summarized as follows (dollars in thousands):

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agencies securities	$41,747	$91	$1,330	$40,508	$40,508
State and municipal bonds	11,128	34	355	10,807	10,807
Mortgage-backed securities	37,172	118	270	37,020	37,020

Total investment securities available for sale	90,047	243	1,955	88,335	88,335

Investment securities held to maturity:
Corporate securities	—	—	—	—	—

Total investment securities	$90,047	$243	$1,955	$88,335	$88,335

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agencies securities	$44,077	$87	$3,234	$40,930	$40,930
State and municipal bonds	11,159	—	978	10,181	10,181
Mortgage-backed securities	39,458	34	1,288	38,204	38,204

Total investment securities available for sale	94,694	121	5,500	89,315	89,315

Investment securities held to maturity:
Corporate securities	1,000	—	180	820	1,000

Total investment securities	$95,694	$121	$5,680	$90,135	$90,315

Management of the Bank believes all unrealized losses on available for sale securities as of June 30, 2014 represent temporary impairments related to market fluctuations. The unrealized losses on our securities are a nominal portion of the total value of the portfolio.

The fair values of securities with unrealized losses at June 30, 2014 and December 31, 2013 are as follows (dollars in thousands):

June 30, 2014:
	Less than 12 Months		12 Months or More		Total
Temporarily impaired securities:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agency securities	$—	$—	$37,005	$1,330	$37,005	$1,330
State and municipal bonds	—	—	8,901	355	8,901	355
Mortgage-backed securities	6,747	12	18,064	258	24,811	270
Corporate securities	—	—	—	—	—	—

Total	$6,747	$12	$63,970	$1,943	$70,717	$1,955

December 31, 2013:
	Less than 12 Months		12 Months or More		Total
Temporarily impaired securities:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agency securities	$35,679	$2,731	$3,482	$503	$39,161	$3,234
State and municipal bonds	7,835	723	2,346	255	10,181	978
Mortgage-backed securities	34,564	1,287	528	1	35,092	1,288
Corporate securities	—	—	820	180	820	180

Total	$78,078	$4,741	$7,176	$939	$85,254	$5,680

NOTE 4. LOANS

The loan portfolio as of the dates indicated is summarized below (dollars in thousands):

	June 30, 2014	December 31, 2013
Real estate loans:
Residential, 1-4 family	$90,356	$84,855
Commercial real estate	113,940	117,463
Construction and development	22,602	27,049
Home equity	27,747	28,217

Total real estate loans	254,645	257,584

Commercial business and other loans	20,153	17,428

Consumer loans:
Installment	3,146	2,554
Other	1,493	944

Total consumer loans	4,639	3,498

Gross loans receivable	279,437	278,510
Allowance for loan losses	(5,153)	(6,015)

Loans, net	$274,284	$272,495

Impaired loans, segregated by class of loans, are summarized as follows as of the dates indicated (dollars in thousands):

	June 30, 2014					December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate	$975	$1,170	$—	$1,193	$34	$1,099	$1,305	$—	$1,384	$79
Commercial Real Estate
Owner occupied	2,276	2,593	—	2,739	73	3,480	4,062	—	4,365	239
Income producing	3,505	3,679	—	3,701	85	3,734	3,887	—	3,938	183
Multifamily	—	—	—	—	—	—	—	—	—	—
Construction & Development
1 - 4 Family	—	—	—	—	—	—	—	—	—	—
Other	2,675	3,697	—	4,016	54	1,545	1,881	—	1,981	112
Farmland	136	156	—	175	7	252	273	—	340	26
Residential
Equity Lines	70	77	—	78	1	95	101	—	105	3
1 - 4 Family	4,658	5,079	—	5,400	126	5,632	6,198	—	6,281	322
Junior Liens	190	213	—	216	6	196	218	—	223	12
Consumer - Non Real Estate	66	67	—	67	2	68	68	—	70	4

Total loans with no allowance	$14,551	$16,731	$—	$17,585	$388	$16,101	$17,993	$—	$18,687	$980

With an allowance recorded:
Commercial - Non Real Estate	$1,214	$1,214	$33	$1,243	$22	$1,205	$1,205	$25	$1,282	$45
Commercial Real Estate
Owner occupied	4,205	4,206	117	4,230	90	3,666	3,666	77	3,727	166
Income producing	7,154	7,210	735	7,284	185	7,287	7,343	126	7,465	382
Multifamily	1,211	1,244	76	1,251	22	1,226	1,259	12	1,273	45
Construction & Development
1 - 4 Family	355	361	9	364	9	360	366	8	371	19
Other	741	746	11	754	17	3,176	3,181	107	3,224	118
Farmland	—	—	—	—	—	—	—	—	—	—
Residential
Equity Lines	—	—	—	—	—	—	—	—	—	—
1 - 4 Family	6,961	6,978	189	7,032	143	6,778	6,795	204	6,893	279
Junior Liens	335	337	4	338	9	339	341	4	345	19
Consumer - Non Real Estate	6	6	—	7	—	8	8	—	11	—

Total loans with an allowance	$22,182	$22,302	$1,174	$22,503	$497	$24,045	$24,164	$563	$24,591	$1,073

Total:
Commercial - Non Real Estate	$2,189	$2,384	$33	$2,436	$56	$2,304	$2,510	$25	$2,666	$124
Commercial Real Estate	$18,351	$18,932	$928	$19,205	$455	$19,393	$20,217	$215	$20,768	$1,015
Construction & Development	$3,907	$4,960	$20	$5,309	$87	$5,333	$5,701	$115	$5,916	$275
Residential	$12,214	$12,684	$193	$13,064	$285	$13,040	$13,653	$208	$13,847	$635
Consumer - Non Real Estate	$72	$73	$—	$74	$2	$76	$76	$—	$81	$4

Totals	$36,733	$39,033	$1,174	$40,088	$885	$40,146	$42,157	$563	$43,278	$2,053

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. Troubled debt restructurings (TDRs) are a subset of impaired loans and totaled $35.1 million at June 30, 2014 and $37.5 million at December 31, 2013.

The following tables illustrate TDR information for the three- and six-months ended June 30, 2014 and 2013 (dollars in thousands):

	For the three months ended June 30, 2014			For the six months ended June 30, 2014
Troubled Debt Restructuring	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Commercial - Non Real Estate	—	$—	$—	1	$61	$61
Commercial - Real Estate	1	436	436	2	458	458
Construction & Development	—	—	—	—	—	—
Residential	1	26	26	1	26	26
Consumer - Non Real Estate	—	—	—	—	—	—

Totals	2	$462	$462	4	$545	$545

	For the three months ended June 30, 2013			For the six months ended June 30, 2013
Troubled Debt Restructuring	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Commercial - Non Real Estate	—	$—	$—	1	$32	$32
Commercial - Real Estate	—	—	—	1	238	238
Construction & Development	1	492	492	1	492	492
Residential	1	154	154	3	448	448
Consumer - Non Real Estate	—	—	—	—	—	—

Totals	2	$646	$646	6	$1,210	$1,210

For the purposes of this report, default is defined as being 90-days past due or on non-accrual status without performance. There were no loans restructured in the twelve months prior to June 30, 2014 and 2013 that went into default during the three-month periods ended June 30, 2014 and 2013.

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, reclassified to loans held for sale, or foreclosed and sold. Included in the allowance for loan losses at June 30, 2014 and 2013 was an impairment reserve for TDRs in the amount of $1.2 million and $676,000, respectively.

Non-accrual loans and an age analysis of past due loans, segregated by class of loans, were as follows (dollars in thousands):

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-accrual Loans
June 30, 2014:
Commercial - Non Real Estate	$—	$174	$105	$279	$19,874	$20,153	$—	$286
Commercial Real Estate
Owner occupied	246	—	—	246	55,884	56,130	—	492
Income producing	—	—	—	—	50,256	50,256	—	318
Multifamily	—	—	—	—	7,554	7,554	—	—
Construction & Development
1 - 4 Family	—	—	—	—	2,417	2,417	—	—
Other	—	—	—	—	19,776	19,776	—	1,752
Farmland	—	—	136	136	273	409	—	136
Residential
Equity Lines	—	—	—	—	27,747	27,747	—	70
1 - 4 Family	356	152	132	640	88,679	89,319	—	754
Junior Liens	—	—	26	26	1,011	1,037	—	50
Consumer - Non Real Estate	1	—	—	1	3,145	3,146	—	7
Other	—	—	—	—	1,493	1,493	—	—

Total	$603	$326	$399	$1,328	$278,109	$279,437	$—	$3,865

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-accrual Loans
December 31, 2013:
Commercial - Non Real Estate	$46	$—	$154	$200	$17,228	$17,428	$—	$463
Commercial Real Estate
Owner occupied	—	77	684	761	57,154	57,915	—	1,689
Income producing	—	—	503	503	51,297	51,800	—	503
Multifamily	—	—	—	—	7,748	7,748	—	—
Construction & Development
1 - 4 Family	—	—	—	—	1,745	1,745	—	—
Other	158	—	240	398	24,375	24,773	—	599
Farmland	—	—	252	252	279	531	—	252
Residential
Equity Lines	75	9	—	84	28,133	28,217	—	95
1 - 4 Family	157	242	355	754	82,995	83,749	—	1,128
Junior Liens	—	—	26	26	1,080	1,106	—	53
Consumer - Non Real Estate	1	2	—	3	2,551	2,554	—	6
Other	—	—	—	—	944	944	—	—

Total	$437	$330	$2,214	$2,981	$275,529	$278,510	$—	$4,788

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

Commercial loans that do not require individual analysis as part of the above described process are considered to be pass-rated loans. As of June 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the loans and leases were categorized as follows (dollars in thousands):

	June 30, 2014
Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial - Non Real Estate	$16,348	$2,964	$841	$—	$—
Commercial Real Estate
Owner occupied	47,591	4,243	4,296	—	—
Income producing	32,733	14,421	3,102	—	—
Multifamily	5,762	1,792	—	—	—
Construction & Development
1 - 4 Family	1,823	239	355	—	—
Other	14,831	1,891	3,054	—	—
Farmland	273	136	—	—	—

Totals	$119,361	$25,686	$11,648	$—	$—

Total:
Commercial - Non Real Estate	$16,348	$2,964	$841	$—	$—
Commercial Real Estate	$86,086	$20,456	$7,398	$—	$—
Construction & Development	$16,927	$2,266	$3,409	$—	$—

Totals	$119,361	$25,686	$11,648	$—	$—

	December 31, 2013
Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial - Non Real Estate	$13,289	$3,157	$982	$—	$—
Commercial Real Estate
Owner occupied	47,207	6,009	4,699	—	—
Income producing	33,875	10,501	7,424	—	—
Multifamily	5,925	1,823	—	—	—
Construction & Development
1 - 4 Family	1,133	252	360	—	—
Other	17,122	3,265	4,386	—	—
Farmland	279	—	252	—	—

Totals	$118,830	$25,007	$18,103	$—	$—

Total:
Commercial - Non Real Estate	$13,289	$3,157	$982	$—	$—
Commercial Real Estate	$87,007	$18,333	$12,123	$—	$—
Construction & Development	$18,534	$3,517	$4,998	$—	$—

Totals	$118,830	$25,007	$18,103	$—	$—

All consumer-related loans, including residential real estate and non-real estate, are evaluated and monitored based upon payment activity. Once a consumer-related loan becomes past due on a recurring basis, the Company will pull that loan out of the homogenized pool and evaluate it individually for impairment. At this time, the consumer-related loan may be placed on the Company’s internal watch list and risk rated either special mention or substandard, depending upon the individual circumstances. Consumer-related loans at June 30, 2014 and December 31, 2013, segregated by class of loans, were as follows (dollars in thousands):

	June 30, 2014		December 31, 2013
Risk Based on Payment Activity	Performing	Non- Performing	Performing	Non- Performing
Residential
Equity Lines	$27,677	$70	$28,122	$95
1 - 4 Family	88,866	453	83,092	657
Junior Liens	1,011	26	1,080	26
Consumer - Non Real Estate
Credit Cards	—	—	—	—
Other	3,140	6	2,548	6

Totals	$120,694	$555	$114,842	$784

Total:
Residential	$117,554	$549	$112,294	$778
Consumer - Non Real Estate	$3,140	$6	$2,548	$6

Totals	$120,694	$555	$114,842	$784

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

Changes in the allowance for loan losses by segment, since their respective year-end, are as follows (dollars in thousands):

	June 30, 2014					June 30, 2013
	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance
Commercial - Non Real Estate	$176	$(49)	$97	$(191)	$33	$1,209	$(107)	$1,364	$(1,882)	$584
Commercial Real Estate
Owner occupied	1,224	—	7	(743)	488	1,359	(290)	12	487	1,568
Income producing	831	—	—	572	1,403	773	(21)	20	(16)	756
Multifamily	50	—	—	63	113	78	—	—	(11)	67
Construction & Development
1 - 4 Family	52	(719)	—	719	52	78	(5)	—	12	85
Other	580	—	51	(106)	525	728	—	6	(183)	551
Farmland	3	—	—	—	3	—	(21)	—	24	3
Residential
Equity Lines	332	(82)	5	(106)	149	314	(207)	30	217	354
1 - 4 Family	1,218	(8)	65	(466)	809	1,267	(578)	463	19	1,171
Consumer - Non Real Estate	44	(23)	19	(4)	36	98	(22)	22	(8)	90
Unallocated	1,505	—	—	37	1,542	986	—	—	183	1,169

Total	$6,015	$(881)	$244	$(225)	$5,153	$6,890	$(1,251)	$1,917	$(1,158)	$6,398

As of June 30, 2014 and December 31, 2013, loans were evaluated for impairment as follows (dollars in thousands):

	Individually Evaluated for Impairment
	June 30, 2014		December 31, 2013
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$33	$2,189	$25	$2,304
Commercial Real Estate
Owner occupied	117	6,481	77	7,146
Income producing	735	10,659	126	11,021
Multifamily	76	1,211	12	1,226
Construction & Development
1 - 4 Family	9	355	8	360
Other	11	3,416	107	4,721
Farmland	—	136	—	252
Residential
Equity Lines	—	70	—	95
1 - 4 Family	193	12,144	208	12,945
Consumer - Non Real Estate	—	72	—	76
Unallocated	—	—	—	—

Total	$1,174	$36,733	$563	$40,146

	Collectively Evaluated for Impairment
	June 30, 2014		December 31, 2013
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$—	$17,964	$151	$15,124
Commercial Real Estate
Owner occupied	371	49,649	1,147	50,769
Income producing	668	39,597	705	40,779
Multifamily	37	6,343	38	6,522
Construction & Development
1 - 4 Family	43	2,062	44	1,385
Other	514	16,360	473	20,052
Farmland	3	273	3	279
Residential
Equity Lines	149	27,677	332	28,122
1 - 4 Family	616	78,212	1,010	71,910
Consumer - Non Real Estate	36	3,074	44	2,478
Unallocated	1,542	1,493	1,505	944

Total	$3,979	$242,704	$5,452	$238,364

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

The Company’s risk of loss related to unfunded loan commitments and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table presents a summary of outstanding financial instruments whose contract amounts represent credit risk as of June 30, 2014 (dollars in thousands):

Unfunded loan commitments	$32,444
Financial standby letters of credit	27

Total unused commitments	$32,471

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360. The amendments in this ASU change the criteria for reporting discontinued operations of all public and nonpublic entities. The amendments also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. This ASU is effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860). The amendments in this ASU require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions. This ASU is effective for first interim or annual periods beginning after December 15, 2014. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718). Some share-based payment awards that require a specific performance target to be achieved before the employee can benefit from the award, also require an employee to render service until the performance target is achieved. In some cases, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. That is, the employee would be entitled to benefit from the award regardless of whether the employee is rendering service on the date the performance target is achieved. Some entities account for those performance targets as performance conditions that affect the vesting of the award and, therefore, do not reflect the performance target in the estimate of the grant-date fair value. Others treat them as non-vesting conditions that affect the grant date fair value of the award. The amendments in this ASU apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This ASU is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

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

Impaired Loans – The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are recorded at fair value less estimated selling costs. Once a loan is identified as individually impaired, the Company measures impairment. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, liquidation value, discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At June 30, 2014 and December 31, 2013, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

The following table summarizes the Company’s assets measured at fair value at the dates indicated (dollars in thousands):

	At June 30, 2014
	Total	Level 1	Level 2	Level 3

Assets valued on a recurring basis
Investment securities:
U.S. government agency	$40,508	$—	$40,508	$—
State and municipals	10,807	—	10,807	—
Mortgage-backed	37,020	—	37,020	—
Assets valued on a non-recurring basis
Impaired loans	35,559	—	—	35,559
Other real estate owned	1,951	—	—	1,951

Total	$125,845	$—	$88,335	$37,510

	At December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets valued on a recurring basis
Investment securities:
U.S. government agency	$40,930	$—	$40,930	$—
State and municipals	10,181	—	10,181	—
Mortgage-backed	38,204	—	38,204	—
Assets valued on a non-recurring basis
Impaired loans	39,583	—	—	39,583
Other real estate owned	1,233	—	—	1,233

Total	$130,131	$—	$89,315	$40,816

NOTE 9. BORROWED FUNDS

A summary of the Company’s outstanding borrowings and the annual rate of interest currently payable on each category is presented in the following table at the dates indicated (dollars in thousands):

	June 30, 2014		December 31, 2013
	Outstanding Balance	Annual Interest Rate	Outstanding Balance	Annual Interest Rate

Securities sold under overnight repurchase agreements	$267	0.10%	$388	0.14%
Securities sold under term repurchase agreements	45,000	4.38	45,000	4.38
Trust preferred securities	5,155	3.23	5,155	3.19
Subordinated debt	2,700	4.00	2,700	4.00

Total borrowed funds	$53,122	4.21%	$53,243	4.21%

The Bank engages from time-to-time in federal funds purchases from upstream correspondent institutions to meet temporary funding needs. There were none of these transactions outstanding at the close of either period presented in the above table.

The Bank had a total of $45.0 million of borrowings in the form of securities sold under term repurchase agreements that were entered into during 2008. These borrowings are secured by marketable investment securities equal to approximately 109.5% of the principal balances outstanding plus accrued interest and the value of an imbedded interest rate cap. The following table contains certain pertinent information with respect to these agreements at June 30, 2014 (dollars in thousands):

	Outstanding Principal Balance	Annual Effective Interest Rate	Final Maturity Date	Beginning Quarterly Call Dates	Collateral Requirement
Agreement dated 7/8/2008	$25,000	4.85%	7/8/2018	7/8/2013	$6,688
Agreement dated 8/20/2008	20,000	3.78	8/20/2015	8/20/2011	3,314

Total	$45,000	4.38%			$10,002

The Bank utilizes borrowings from the Federal Home Loan Bank (“FHLB”) as a source of liquidity. At June 30, 2014, the Bank had immediately available credit of $7.2 million. There were no advances from the FHLB at quarter-end.

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

NOTE 10. STOCKHOLDERS’ EQUITY

Preferred Stock:

The Company has 3.0 million shares of preferred stock authorized. There were 13,179 shares of preferred stock issued and outstanding with a $1,000 per share liquidation preference on June 30, 2014 and December 31, 2013. All of the shares were issued on April 17, 2009 in connection with the Company’s participation in the U.S. Treasury’s TARP Capital Purchase Program.

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

At June 30, 2014 and December 31, 2013, the cumulative amount of dividends in arrears not declared was $2.3 million and $1.9 million, respectively.

Common Stock:

The Company has 500.0 million shares with no par value common stock authorized as of June 30, 2014. There were 3,895,840 shares of common stock issued and outstanding at June 30, 2014 and December 31, 2013, respectively.

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

An evaluation of the probability of being able to realize the future benefits of deferred tax assets is made. A valuation allowance is provided for the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management has established a deferred tax asset valuation allowance of $16.5 million and $17.7 as of June 30, 2014 and December 31, 2013, respectively. The valuation allowance has been established because management believes current overall credit trends, as well as actual and forecasted performance, raise significant concern over the ability of the Company to realize the components of its deferred tax assets relating to net operating losses and the allowances for losses on loans and OREO.

NOTE 12. GOING CONCERN

Going Concern Considerations

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. It is the responsibility of management to assess the Company’s ability to continue as a going concern. In making this assessment, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of June 30, 2014. The Company had a history of profitable operations prior to 2008 and sufficient sources of liquidity to meet its short-term and long-term funding needs.

The effects of the 2007 – 2009 recession were felt across many industries, with financial services and real estate being particularly hard-hit. The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans, including residential construction and development loans, saw a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers’ cash flow and ability to repay their outstanding loans to the Bank. As a result, the Bank’s level of nonperforming assets increased substantially during 2010 and 2011. During 2012, 2013, and continuing into 2014, the Bank saw significant improvement in levels of nonperforming assets. The significant losses from 2010 through the first six months of 2014, which were primarily related to credit losses and the valuation allowance on the Company’s deferred tax asset, reduced the Company’s capital levels. In order to again become well capitalized under federal banking agencies’ guidelines, at June 30, 2014 management believed that the Company would need to raise additional capital to recapitalize the Bank and to absorb the potential future credit losses associated with the disposition of its nonperforming assets.

At June 30, 2014, management believed that the Company’s financial condition and a depressed stock price were significant barriers to the success of any plan to issue additional equity in public or private offerings. An equity financing transaction would result in substantial dilution to the Company’s current stockholders and could adversely affect the market price of the Company’s common stock. As of June 30, 2014, there could be no assurance as to whether these efforts would be successful, either on a short-term or long-term basis. Should these efforts be unsuccessful, due to regulatory restrictions on cash payments and dividends between the Bank and the holding company, the Company would be unable to discharge its liabilities in the normal course of business. As of June 30, 2014, there could be no assurance that the Company would be successful in any efforts to raise additional capital during 2014.

Both the Company and the Bank actively manage liquidity and cash flow needs. The Bank is prohibited from declaring or paying dividends without prior approval of the FDIC or the Commissioner and the Company is prohibited from declaring or paying dividends without the prior approval from the Federal Reserve. Even if these requirements were not in place, the Company does not intend to declare or pay dividends to shareholders at any time in the foreseeable future. At June 30, 2014, the Company had $38.6 million of cash and cash equivalents. The Company has no long-term debt maturing in 2014.

Based on capital levels and continued operating losses as of June 30, 2014, management believed the Company would require additional capital to be able to remain viable. Management implemented various strategies to provide this needed capital. In spite of management’s best efforts, there could be no guarantee management would be successful in raising the additional capital as of June 30, 2014. The accompanying consolidated financial statements for the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability or classification of assets.

Management’s Plans and Intentions

On July 16, 2014, the Company completed a private placement of 458,132,991 shares of newly issued common stock at a price of 10 cents per share to institutional and other accredited investors. The Company plans to use approximately $34.8 million of the proceeds to inject new capital into its bank subsidiary.

NOTE 13. SUBSEQUENT EVENT

The Company completed a private placement of $45.8 million on July 16, 2014. In connection with the private placement, the Company repurchased all 13,179 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued under the Capital Purchase Program from the U.S. Treasury for a cash payment of $3.3 million. The Treasury also agreed to waive any unpaid dividends on the Series A Preferred Stock, and to cancel the warrant to purchase 475,204 shares of the Company’s common stock held by the Treasury. The Company also repurchased all of its floating rate trust preferred securities issued through its subsidiary, Bank of the Carolinas Trust I, from the holders of those securities for an aggregate cash payment of $1.75 million. The holders of the trust preferred securities agreed to forgive any unpaid interest on the securities. The Company also agreed to repurchase a subordinated note from the holder of the note for a cash payment of $1.35 million. The noteholder agreed to forgive any unpaid interest on the note. As of July 31, 2014, the Company and its subsidiaries have no debt obligations.

The Company injected $34.8 million from the private placement into the Company’s banking subsidiary. The following table lists the Company’s and the Bank’s capital ratios at July 31, 2014:

	Minimum required ratios	Required ratios to be considered “Well capitalized”	The Company’s capital ratios	The Bank’s capital ratios

Risk-based capital ratios:
Leverage Capital Ratio (Tier 1 Capital to July 2014’s average assets)	4.0%	5.0%	10.79%	10.58%
Tier 1 Capital Ratio (Tier 1 Capital to risk-weighted assets)	4.0%	6.0%	15.60%	14.86%
Total Capital Ratio (Total Capital to risk-weighted assets)	8.0%	10.0%	16.85%	16.12%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Capital Requirements. While the Order is in effect, the Bank must maintain a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 10%. If the Bank’s capital ratios are below these levels as of the date of any call report or regulatory examination, the Bank must, within 30 days from receipt of a written notice of capital deficiency from its regulators, present a plan to increase capital to meet the requirements of the Order. At June 30, 2014, the Bank was not in compliance with the capital requirements contained in the Order.

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

Brokered Deposits. The Order provides that the Bank may not accept, renew, or roll over any brokered deposits unless it is in compliance with the requirements of the FDIC regulations governing brokered deposits. These regulations prohibit undercapitalized institutions from accepting, renewing, or rolling over any brokered deposits and also prohibit undercapitalized institutions from soliciting deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution’s market area. An “adequately capitalized” institution may not accept, renew, or roll over brokered deposits unless it has applied for and been granted a waiver by the FDIC. As of June 30, 2014, the Bank was classified as “significantly undercapitalized.”

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

CHANGES IN FINANCIAL CONDITION

Total Assets

At June 30, 2014, total assets were $427.8 million, an increase of 1.0% compared to $423.7 million at December 31, 2013. The asset increase was primarily the result of an increase in the amount of cash and cash equivalents held by the Company in response to liquidity needs. The Company had earning assets of $387.9 million at June 30, 2014 consisting of $279.4 million in loans, $88.3 million in investment securities, and $20.2 million in temporary investments. Stockholders’ equity was $4.8 million at June 30, 2014 compared to $1.7 million at December 31, 2013. The increase in stockholders’ equity was primarily the result of decreased unrealized losses included in other comprehensive income, which is offset by the Company’s net loss year-to-date.

Investment Securities

Investment securities totaled $88.3 million at June 30, 2014, compared to $90.3 million at December 31, 2013. The decrease was primarily a result of $3.0 million in maturities and calls netted with a decrease unrealized losses. A summary of the Company’s investment securities holdings by major category at June 30, 2014 and December 31, 2013 is included in Note 3 of “Notes to Consolidated Financial Statements”.

Loans and Allowance for Loan Losses

At June 30, 2014, the loan portfolio totaled $279.4 million and represented 65.3% of total assets compared to $278.5 million or 65.7% of total assets at December 31, 2013. Total loans at June 30, 2014 increased $927,000 or 0.3% from December 31, 2013. The increase in loans outstanding in the six-month period is the result of new loans originated in excess of net chargeoffs and principal repayments. Loan demand has increased over the last year. Real estate loans, including commercial real estate, constituted approximately 91% of the loan portfolio, and commercial business and other loans comprised approximately 9% of the total loan portfolio at both June 30, 2014 and December 31, 2013.

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

The allowance for loan losses at June 30, 2014, amounted to $5.2 million, a decrease of $862,000, or 14.3% from December 31, 2013. The allowance consists of specific reserves of $1.2 million and a general allowance $4.0 million. The Bank’s provisions for loan losses amounted to a recovery of $225,000 during the six months ended June 30, 2014 compared to a $1.2 million recovery during the six months ended June 30, 2013. The loan loss provision for 2014 reflects a specific impairment of $1.1 million to one of the Bank’s top ten largest loan relationships. While the Company has not participated in “subprime” lending activities, we were affected by the economic downturn in our markets. We continue to work with our customers with troubled credit relationships to the extent that it is reasonably possible.

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

The following table summarizes information regarding our nonaccrual loans, other real estate owned, and 90-day and over past due loans as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Loans accounted for on a nonaccrual basis:
Real estate loans:
1-4 family residential	$874	$1,276
Commercial real estate	810	2,192
Construction and development	1,888	851

Total real estate loans	3,572	4,319
Commercial business and other loans	286	463
Consumer loans	7	6

Total nonaccrual loans	3,865	4,788
Accruing loans which are contractually past due 90 days or more	—	—

Total nonperforming loans	3,865	4,788
Other real estate owned	1,951	1,233

Total nonperforming assets	$5,816	$6,021

Total nonperforming loans as a percentage of loans	1.38%	1.72%
Allowance for loan losses as a percentage of total nonperforming loans	133.32%	125.63%
Allowance for loan losses as a percentage of total loans	1.84%	2.16%
Total nonperforming assets as a percentage of loans and other real estate owned	2.07%	2.15%
Total nonperforming assets as a percentage of total assets	1.36%	1.42%

Deposits

The Company’s deposit services include business and individual checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRA deposits and certificates of deposit. At June 30, 2014, total deposits were $367.0 million compared to $366.2 million at December 31, 2013. The June 30, 2014 amount represents an increase of 0.2% from December 31, 2013, which is mainly recognized in savings and money market accounts, as well as, interest bearing checking accounts. At June 30, 2014, the deposit mix was comparable to December 31, 2013.

The following table presents a breakdown of our deposit base at June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Noninterest bearing demand deposits	$34,657	$35,243
Interest checking deposits	42,466	40,939
Savings deposits	16,320	15,637
Money market deposits	95,065	93,782
Customer time deposits	178,504	180,549
Brokered certificates of deposit	—	—

Total deposits	$367,012	$366,150

Time deposits $100,000 or more:
Brokered certificates of deposit	$—	$—
Customer time deposits issued in denominations of $100,000 or more	115,699	115,926

Total time deposits issued in denominations of $100,000 or more	$115,699	$115,926

As a percent of total deposits:
Noninterest bearing demand deposits	9.44%	9.63%
Interest checking deposits	11.57	11.18
Savings deposits	4.45	4.27
Money market deposits	25.90	25.61
Customer time deposits	48.64	49.31
Brokered certificates of deposit	—	—

Total time deposits issued in denominations of $100,000 or more	31.52	31.66

Liquidity

Liquidity management is the process of managing assets and liabilities, as well as their maturities, to ensure adequate funding for loan and deposit activities. Sources of liquidity come from both balance sheet and off-balance sheet sources. We define balance sheet liquidity as the relationship that net liquid assets have to unsecured liabilities. Net liquid assets are the sum of cash and cash items, less required reserves on demand and interest checking deposits, plus demand deposits due from banks, plus temporary investments, including federal funds sold, plus the fair value of investment securities, less collateral requirements related to public funds on deposit and repurchase agreements. Unsecured liabilities are equal to total liabilities less required cash reserves on noninterest-bearing demand deposits and interest checking deposits less the outstanding balances of all secured liabilities, whether secured by liquid assets or not. We consider off-balance sheet liquidity to include unsecured federal funds lines from other banks and loan collateral which may be used for additional advances from the Federal Home Loan Bank. As of June 30, 2014 our balance sheet liquidity ratio (net liquid assets as a percent of unsecured liabilities) amounted to 17.18% and our total liquidity ratio (balance sheet plus off-balance sheet liquidity) was 18.78%. As of December 31, 2014, our balance sheet liquidity ratio was 17.04% and our total liquidity ratio was 18.78%.

In addition, we have the ability to borrow up to $10.0 million from the discount window of the Federal Reserve subject to our pledge of marketable securities, which could be used for temporary funding needs. We also have the ability to borrow from the Federal Home Loan Bank on similar terms. While we consider these arrangements sources of back-up funding, we do not consider them as liquidity sources because they require our pledge of liquid assets as collateral. We regularly borrow from the Federal Home Loan Bank as a normal part of our business. These advances, of which there were none at June 30, 2014, are secured by various types of real estate-secured loans. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at June 30, 2014 is adequate to meet its operating needs.

Interest Rate Sensitivity

Fluctuating interest rates, increased competition, and changes in the regulatory environment continue to significantly affect the importance of interest rate sensitivity management. Rate sensitivity arises when interest rates on assets change in a different period of time or in a different proportion to interest rates on liabilities. The primary objective of interest rate sensitivity management is to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. The Company uses an asset/liability simulation model to project potential changes to the Company’s net interest margin, net income, and economic value of equity based on simulated changes to market interest rates, namely the prime rate. Our goal is to maintain an interest rate sensitivity position as close to neutral as practicable whereby little or no change in interest income would occur as interest rates change. On June 30, 2014, we were cumulatively liability sensitive for the next twelve months, which means that our interest bearing liabilities would reprice more quickly than our interest bearing assets. Theoretically, our net interest margin will decrease if market interest rates rise or increase if market interest rates fall. However, the repricing characteristic of assets is different from the repricing characteristics of funding sources. Therefore, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

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

As described above, the Bank is subject to a consent order issued by the FDIC and the North Carolina Office of the Commissioner of Banks and the Company is party to a written agreement with the Federal Reserve Bank of Richmond. These regulatory agreements require that the Bank maintain capital levels in excess of normal regulatory minimums, including a Leverage Capital Ratio of at least 8.0% and a Total Risk-Based Capital Ratio of at least 10.0%, and that the Company and the Bank seek the approval of their respective regulators prior to the payment of any cash dividend. At June 30, 2014, the Bank was not in compliance with the minimum capital requirements set forth in the consent order. As a result, the Bank was required to present its federal and state regulators with a plan to increase its capital ratios to the required percentages. The Bank hired a consultant to help formulate this plan and assist in the exploration of other strategic alternatives.

At June 30, 2014, the Company’s leverage and Tier 1 risk-weighted Capital Ratios were 1.88% and 2.57%, respectively, which are below the minimum level required by regulatory guidelines. At June 30, 2014, the Company’s Total risk-weighted Capital Ratio was 5.77%, which is below the minimum level required by regulatory guidelines. At June 30, 2014 the Bank’s leverage and Tier 1 risk-weighted Capital Ratios were 3.43% and 4.70%, respectively, which are below the minimum levels required by regulatory guidelines. At June 30, 2014, the Bank’s Total risk-weighted Capital Ratio was 5.96%, which is below the minimum level required by regulatory guidelines. At June 30, 2014, the Bank’s leverage and Total risk-weighted Capital Ratios were both non-compliant with the levels specified in the above referenced consent order with bank regulators. Banks are placed into one of five capital categories based on the above three separate capital ratios. The five categories are “well-capitalized,” “adequately capitalized,” “under-capitalized,” “significantly under-capitalized,” and “critically under-capitalized.” The Bank was considered “significantly under-capitalized” as of June 30, 2014.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 and 2013

Overview. For the three months ended June 30, 2014, the Company had net income available to common shareholders of $599,000, or $0.15 per common share. This compares to a net loss of $1.3 million, or $0.33 per common share, for the three months ended June 30, 2013. The increase in net income was primarily due to an increased recovery in the provision for loan losses, an increase in net interest income, and a decrease in noninterest expenses.

Net Interest Income. The Company’s net interest income for the three months ended June 30, 2014 totaled $2.7 million compared to $2.6 million at June 30, 2013. Net interest income increased due to the increase in loan balances and reductions in non-performing loans compared to June 30, 2013. The net interest margin was 2.74% for the second quarter of 2014 compared to 2.67% for the second quarter of 2013.

Provision for Loan Losses. The loan loss provision amounted to a recovery of $1.3 million for the quarter ended June 30, 2014, an increase of $1.3 million, from the $12,000 recovery recorded in the comparable quarter of 2013. Net chargeoffs totaled $671,000 in the second quarter of 2014 compared to net chargeoffs of $88,000 in the second quarter of 2013. The recovery for the quarter was based on the Company’s historical loss ratios, which were updated to include the most recent 12 quarters.

Noninterest Income. Noninterest income totaled $384,000 for the three months ended June 30, 2014 compared to $383,000 for the comparable three-month period of 2013. Noninterest income includes customer service charges on deposit accounts, bank owned life insurance, and gains on investment securities. Noninterest income increased 0.2% for the three months ended June 30, 2014 as compared to the same three months of 2013, primarily as a result of increases in the Company’s fee schedule.

Noninterest Expenses. Noninterest expenses totaled $3.5 million and $3.7 million for the three months ended June 30, 2014 and 2013, respectively. Excluding the decrease in other real estate expenses of $179,000, noninterest expenses for the three months ended June 30, 2014 decreased by $60,000. The Company is performing due diligence in all cost categories to minimize expense.

Income Taxes. There was no provision for income taxes made for the second quarter of 2014 as compared to an income tax expense of $341,000 for the second quarter of 2013. Our deferred tax asset had no value at June 30, 2014 and at December 31, 2013.

Six Months Ended June 30, 2014 and 2013

Overview. For the six months ended June 30, 2014, the Company had a net loss available to common shareholders of $1.2 million, or $0.30 per common share. This compares to a net loss of $1.4 million, or $0.36 per common share, for the six months ended June 30, 2013. The decreased net loss was primarily due to an increase in net interest income and a decrease in noninterest expenses. There was no provision for income taxes for the first six months of 2014 as compared to an income tax expense of $638,000 the first six months of 2013.

Net Interest Income. The Company’s net interest income for the six months ended June 30, 2014 totaled $5.4 million compared to $5.2 million at June 30, 2013. Net interest income increased due to the increase in loan balances and reductions in non-performing loans compared to June 30, 2013. The net interest margin has increased to 2.74% for the first six months of 2014 compared to 2.70% for the first six months of 2013.

Provision for Loan Losses. The loan loss provision amounted to a recovery of $225,000 for the six months ended June 30, 2014, compared to the $1.2 million recovery recorded in the comparable six months of 2013. Net chargeoffs totaled $637,000 in the first six months of 2014 compared to net recoveries of $666,000 in the first six months of 2013.

Noninterest Income. Noninterest income totaled $774,000 for the six months ended June 30, 2014 compared to $749,000 for the comparable six-month period of 2013. Noninterest income includes customer service charges on deposit accounts, bank owned life insurance, and gains on investment securities. Noninterest income increased 3.3% for the six months ended June 30, 2014 as compared to the same six months of 2013, primarily as a result of increases in the Company’s fee schedule.

Noninterest Expenses. Noninterest expenses totaled $7.0 million and $7.4 million for the six months ended June 30, 2014 and 2013, respectively. Excluding the decrease in other real estate expenses of $505,000 and reimbursement of out-of-pocket expenses related to a loan for which $245,000 of life insurance premiums were paid to ensure final collection, noninterest expenses for the six months ended June 30, 2014 decreased by $183,000. The Company is performing due diligence in all cost categories to minimize expense.

Income Taxes. There was no provision for income taxes made for the first six months of 2014 as compared to an income tax expense of $638,000 for the first six months of 2013. Our deferred tax asset had no value at June 30, 2014 and at December 31, 2013.

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

None during the period covered by this report.

Item 3.	Defaults Upon Senior Securities.

As disclosed on its Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2011, the Company notified the United States Department of the Treasury of its intent to defer the payment of its regular quarterly cash dividends on its fixed rate cumulative perpetual preferred stock, series A, issued to the Treasury in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program. As of June 30, 2014, the Company was in arrears with the dividend payments on the series A preferred stock. As of June 30, 2014, the amount of the arrearage on the dividend payments for the series A preferred stock was $2,495,590.08.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed with this report.

3.01	Articles of Incorporation

10.01	Securities Purchase Agreement with the United States Department of the Treasury, dated April 18, 2014

31.01	Certification of our principal executive officer pursuant to Rule 13a-14(a)

31.02	Certification of our principal financial officer pursuant to Rule 13a-14(a)

32.01	Certification of our principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements as of June 30, 2014 and December 31, 2013 and for the Six Months Ended June 30, 2014 and 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: August 14, 2014	By:	/s/ Stephen R. Talbert
Stephen R. Talbert
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2014	By:	/s/ Megan W. Patton
Megan W. Patton
Senior Vice President and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.01	Articles of Incorporation

10.01	Securities Purchase Agreement with the United States Department of the Treasury, dated April 18, 2014

31.01	Certification of our principal executive officer pursuant to Rule 13a-14(a)

31.02	Certification of our principal financial officer pursuant to Rule 13a-14(a)

32.01	Certification of our principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements as of June 30, 2014 and December 31, 2013 and for the Six Months Ended June 30, 2014 and 2013