Form 10-K/A
period 2013-12-31
Bank of the Carolinas CORP
filed 2014-10-10
CIK 1365997

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

On October 10, 2014, the number of outstanding shares of Registrant’s common stock was 462,028,831.

Documents Incorporated by Reference:

None

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to Bank of the Carolinas Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”), as filed with the Securities and Exchange Commission on March 26, 2014 and as amended on May 15, 2014, is to provide (1) a revised Report of Independent Registered Public Accounting Firm, which includes an explanatory paragraph referencing the restatement of the Company’s 2013 financial statements, (2) a revised Note 19 to the Company’s 2013 financial statements, which has been expanded to include the disclosure required by ASC 250-10-50, including quantification of the effect of the restatement of the 2013 financial statements on each affected line item in the financial statements and affected per share amount, (3) a revised Management’s Discussion and Analysis of Financial Condition and Results of Operations, which has been expanded to provide disclosure regarding the effect of the restatement of the Company’s 2013 financial statements, and (4) a revised summary compensation table, which has been expanded to include information with respect to Harry E. Hill, a former executive vice president of Bank of the Carolinas.

PART II

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

As a result of a regulatory examination commenced in the first quarter of 2014, the Company conducted an evaluation as to whether the $3.0 million deferred tax asset should also be fully reserved. The Company consulted with an accounting expert, who is familiar with the Company and its deferred tax asset, and concluded that the deferred tax asset should have been fully reserved at year end 2013. The Company’s external auditor concurred after reviewing the documentation.

Consequently, the Company restated its financial statements for December 31, 2013 to reflect a full reserve of its deferred tax asset. The net effect is the Company’s total stockholders’ equity at year end was $3.0 million less than previously reported. In addition, the Company’s income statement now reflects income tax expense of $942,000 as of December 31, 2013. The income tax expense was related to the deferred tax liability on unrealized gains in investment securities. The changes in the market value throughout 2013 reduced these unrealized gains to unrealized losses and the deferred tax liability is adjusted appropriately through income tax expense.

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

To reflect the changes, the Company has amended the Form 10-K for 2013 and the Bank has also restated its December 2013 Consolidated Report of Condition and Income filed with the federal banking regulators.

The following is a summary of the effects of the restatement for December 31, 2013 (dollars in thousands):

	As of December 31, 2013
Consolidated Balance Sheets	As Previously Reported	Deferred Tax Asset Adjustment	Restated
Deferred tax assets	$3,032	$(3,032)	$—
Total Assets	426,682	(3,032)	423,650
Other liabilities	2,510	(1)	2,509
Total Liabilities	421,903	(1)	421,902
Retained deficit	(37,480)	(942)	(38,422)
Accumulated other comprehensive loss	(3,290)	(2,089)	(5,379)
Total Stockholders’ Equity	4,779	(3,031)	1,748
Total Liabilities and Stockholders’ Equity	426,682	(3,032)	423,650

Consolidated Statement of Operations
Income tax expense	$—	$(942)	$(942)
Net loss	(413)	(942)	(1,355)
Net loss available to common shareholders	(1,391)	(942)	(2,333)
Net loss per common share
Basic	$(0.36)	$(0.24)	$(0.60)
Diluted	$(0.36)	$(0.24)	$(0.60)

Consolidated Statements of Comprehensive Loss
Net loss	$(413)	$(942)	$(1,355)
Unrealized holding losses on securities available for sale	(5,379)	(919)	(6,298)
Income tax effect	1,506	(1,170)	336
Total other comprehensive loss	(3,873)	(2,089)	(5,962)
Total comprehensive loss	(4,286)	(3,031)	(7,317)

Consolidated Statements of Changes in Stockholders’ Equity
Retained Deficit	$(37,480)	$(942)	$(38,422)
Accumulated Other Comprehensive Loss	(3,290)	(2,089)	(5,379)
Total Stockholders’ Equity	4,779	(3,031)	1,748

Consolidated Statements of Cash Flows
Net loss	$(413)	$(942)	$(1,355)
Deferred tax expense	—	(942)	(942)
Non-cash investing and financing activities:
Unrealized losses on securities available for sale, net of income tax effect	(3,873)	(2,089)	(5,962)

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the consolidated financial statements, the Company has suffered recurring credit losses that have eroded certain regulatory capital ratios. As of December 31, 2013, the Company is considered undercapitalized based on their regulatory capital level. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 18. The consolidated financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

As discussed in Note 19 to the financial statements, the 2013 consolidated financial statements have been restated to correct a misstatement.

/s/ Turlington and Company, L.L.P.

Lexington, North Carolina

March 26, 2014

(except for Note 19, as to which the date is October 10, 2014)

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

The following is a summary of the effects of the restatement for December 31, 2013 (dollars in thousands):

	As of December 31, 2013
Consolidated Balance Sheets	As Previously Reported	Deferred Tax Asset Adjustment	Restated
Deferred tax assets	$3,032	$(3,032)	$—
Total Assets	426,682	(3,032)	423,650
Other liabilities	2,510	(1)	2,509
Total Liabilities	421,903	(1)	421,902
Retained deficit	(37,480)	(942)	(38,422)
Accumulated other comprehensive loss	(3,290)	(2,089)	(5,379)
Total Stockholders’ Equity	4,779	(3,031)	1,748
Total Liabilities and Stockholders’ Equity	426,682	(3,032)	423,650

Consolidated Statement of Operations
Income tax expense	$—	$(942)	$(942)
Net loss	(413)	(942)	(1,355)
Net loss available to common shareholders	(1,391)	(942)	(2,333)
Net loss per common share
Basic	$(0.36)	$(0.24)	$(0.60)
Diluted	$(0.36)	$(0.24)	$(0.60)

Consolidated Statements of Comprehensive Loss
Net loss	$(413)	$(942)	$(1,355)
Unrealized holding losses on securities available for sale	(5,379)	(919)	(6,298)
Income tax effect	1,506	(1,170)	336
Total other comprehensive loss	(3,873)	(2,089)	(5,962)
Total comprehensive loss	(4,286)	(3,031)	(7,317)

Consolidated Statements of Changes in Stockholders’ Equity
Retained Deficit	$(37,480)	$(942)	$(38,422)
Accumulated Other Comprehensive Loss	(3,290)	(2,089)	(5,379)
Total Stockholders’ Equity	4,779	(3,031)	1,748

Consolidated Statements of Cash Flows
Net loss	$(413)	$(942)	$(1,355)
Deferred tax expense	—	(942)	(942)
Non-cash investing and financing activities:
Unrealized losses on securities available for sale, net of income tax effect	(3,873)	(2,089)	(5,962)

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

PART III

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

SUMMARY COMPENSATION TABLE

Name and Principal Position (1)	Year	Salary (2)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation (3)	Total
Stephen R. Talbert	2013	$220,000	-0-	-0-	-0-	-0-	$1,946	$221,946
Vice Chairman, President and Chief Executive Officer	2012	228,463	-0-	-0-	-0-	-0-	4,439	232,902
George E. Jordan	2013	$167,500	-0-	-0-	-0-	-0-	$1,261	$168,761
Executive Vice President and Chief Operating Officer	2012	169,714	-0-	-0-	-0-	-0-	1,428	171,142
Harry E. Hill(4)	2013	$150,000	-0-	-0-	-0-	-0-	$2,237	$152,237
Executive Vice President	2012	155,314	-0-	-0-	-0-	-0-	4,832	160,146
Megan W. Patton	2013	$110,485	-0-	-0-	-0-	-0-	-0-	$110,485
Senior Vice President and Chief Financial Officer	2012	93,754	-0-	-0-	-0-	-0-	-0-	93,754

(1)	Mr. Talbert served as a member of our Board of Directors during 2013 and 2012. Mr. Talbert received no additional compensation for his service as a director. Ms. Patton was appointed Senior Vice President and Chief Financial Officer on January 14, 2014.
(2)	Reflects total salary paid by the Bank each year, including the amount of salary deferred at each officer’s election under our Section 401(k) plan.
(3)	The following table describes each officer’s “Other Compensation” for 2013:

Description	Mr. Talbert	Mr. Jordan	Mr. Hill
Our estimated aggregate incremental cost related to personal benefits received during 2013 (a)	$1,946	$1,261	$2,237

Total	$1,946	$1,261	$2,237

(a)	Our executive officers receive, or we may treat them as receiving, various non-cash personal benefits. During 2013, the personal benefits received by the named officers included, for Mr. Talbert and Mr. Jordan, personal use of a Bank-owned vehicle.

We also provide our officers with group life, health, medical and other insurance coverages that are generally available on the same basis to all salaried employees. The cost of that insurance is not included in the table.

(4)	Mr. Hill’s employment with the Bank was terminated in August 2014.

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

BANK OF THE CAROLINAS CORPORATION

Date: October 10, 2014	By:	/s/ Stephen R. Talbert
Stephen R. Talbert
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stephen R. Talbert	President, Vice-Chairman and Chief Executive Officer (principal executive officer)	October 10, 2014
Stephen R. Talbert

/s/ Megan W. Patton	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	October 10, 2014
Megan W. Patton

/s/ Francis W. Slate	Director and Chairman	October 10, 2014
Francis W. Slate

/s/ Jerry W. Anderson	Director	October 10, 2014
Jerry W. Anderson

/s/ Alan M. Bailey	Director	October 10, 2014
Alan M. Bailey

/s/ John A. Drye	Director	October 10, 2014
John A. Drye

/s/ John W. Googe	Director	October 10, 2014
John W. Googe

/s/ Henry H. Land	Director	October 10, 2014
Henry H. Land

/s/ Grady L. McClamrock, Jr.	Director	October 10, 2014
Grady L. McClamrock, Jr.

/s/ Lynne Scott Safrit	Director	October 10, 2014
Lynne Scott Safrit

EXHIBIT INDEX

Exhibit Number	Description

3.01	Our Articles of Incorporation, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated April 13, 2009)

3.02	Our By-laws, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

4.01	Indenture between us and Wells Fargo Bank, N.A. (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)

4.02	Guarantee Agreement between us and Wells Fargo Bank, N.A. (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)

4.03	Amended and Restated Trust Agreement among us, Wells Fargo Bank N.A. and the Administrators (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)

4.04	Warrant dated April 17, 2009, between us and the United States Department of the Treasury (incorporated by reference from Exhibits to our Registration Statement on Form S-3 (Reg. No. 333-159934) filed on June 12, 2009)

10.01	Letter Agreement dated April 17, 2009, between us and the United States Department of the Treasury (incorporated by reference from Exhibits to our Registration Statement on Form S-3 (Reg. No. 333-159934) filed on June 12, 2009)

10.02 *	Amended and Restated Employment Agreement between us and George E. Jordan (incorporated by reference from exhibits to our Current Report on Form 8-K dated December 23, 2008)

10.03 *	Employee Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.04 *	Form of Employee Stock Option Agreement (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.05 *	Director Stock Option Plan, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.06 *	Form of Director Stock Option Agreement (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.07 *	Sections 1.2(g) and 2.5 of Agreement and Plan of Reorganization and Share Exchange dated June 1, 2006, between us and the Bank pertaining to our assumption of the Bank’s Employee Stock Option Plan, Director Stock Option Plan and outstanding stock options (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.08 *	BOC Financial Corp 1999 Nonstatutory Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.09 *	BOC Financial Corp 1999 Incentive Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.10 *	Section 6.07 of Agreement and Plan of Reorganization and Merger dated July 20, 2001, between the Bank and BOC Financial Corp pertaining to the Bank’s assumption of outstanding BOC Financial Corp (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.11 *	Option Conversion Agreements relating to stock options previously granted by BOC Financial Corp and held by former directors of BOC Financial Corp as assumed by us from the Bank (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.12 *	2007 Omnibus Equity Plan (incorporated by reference from Exhibits to our Current Report on Form 8-K dated May 24, 2007)

10.13 *	Management Incentive Compensation Plan (incorporated by reference from Exhibits to our Current Report on Form 8-K dated May 24, 2007)

10.14	Stipulation to the Issuance of a Consent Order (incorporated by reference from Exhibits to our Current Report on Form 8-K dated May 3, 2011)

10.15	Consent Order Issued by the Federal Deposit Insurance Corporation and the North Carolina Office of the Commissioner of Banks (incorporated by reference from Exhibits to our Current Report on Form 8-K dated May 3, 2011)

10.16	Written Agreement by and between Bank of the Carolinas Corporation and the Federal Reserve Bank of Richmond, dated August 26, 2011 (incorporated by reference from Exhibits to our Quarterly Report on Form 10-Q dated November 14, 2011)

21.00	Subsidiaries of the Company (previously filed)

23.01	Consent of Turlington and Company LLP (filed herewith)

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.01	Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

99.01	Certification of our Chief Executive Officer pursuant to Section 111(b)(4) of EESA (previously filed)

99.02	Certification of our Chief Financial Officer pursuant to Section 111(b) (4) of EESA (previously filed)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements as of December 31, 2013 and 2012 and for the Years Ended December 31, 2013, 2012, and 2011

*	An asterisk denotes a management contract or compensatory plan or arrangement.