Form 10-Q
period 2014-09-30
Bank of the Carolinas CORP
filed 2014-11-14
CIK 1365997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

On November 14, 2014 there were 462,028,831 outstanding shares of the registrant’s common stock.

BANK OF THE CAROLINAS CORPORATION

FORM 10-Q

September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bank of the Carolinas Corporation

Consolidated Balance Sheets

(amounts in thousands, except share data)

	September 30 2014	December 31 2013*
	(Unaudited)
Assets:
Cash and due from banks, noninterest-bearing	$9,349	$12,778
Interest-bearing deposits in banks	44,076	2,064

Cash and cash equivalents	53,425	14,842

Federal funds sold	—	19,580

Investment securities available-for-sale, at fair value	40,997	90,315

Loans receivable	281,696	278,510
Less: Allowance for loan losses	(5,183)	(6,015)

Total loans, net	276,513	272,495
Premises and equipment	10,951	11,274
Other real estate owned	1,220	1,233
Bank owned life insurance	11,146	10,888
Accrued interest receivable	845	1,156
Other assets	1,182	1,867

Total Assets	$396,279	$423,650

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$34,857	$35,243
Interest-checking deposits	41,540	40,939
Savings and money market deposits	114,284	109,419
Time deposits	157,486	180,549

Total deposits	348,167	366,150
Securities sold under agreements to repurchase	394	45,388
Subordinated debt	—	7,855
Other liabilities	1,527	2,509

Total Liabilities	350,088	421,902

Commitments and contingencies (Note 6)	—	—

Stockholders’ Equity:
Preferred stock, net of discount, no par value	—	13,079
Common stock, no par value at September 30, 2014, $5 per share par value at December 31, 2013	—	19,479
Additional paid-in capital	73,815	12,991
Retained deficit	(27,324)	(38,422)
Accumulated other comprehensive loss	(300)	(5,379)

Total Stockholders’ Equity	46,191	1,748

Total Liabilities and Stockholders’ Equity	$396,279	$423,650

Preferred shares authorized	3,000,000	3,000,000
Preferred shares issued and outstanding	—	13,179
Unaccrued preferred stock dividend	$—	$1,894
Common shares authorized	580,000,000	15,000,000
Common shares issued and outstanding	462,028,831	3,895,840

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$3,269	$3,264	$9,697	$9,704
Interest on securities	317	520	1,392	1,606
Other interest income	22	17	55	56

Total interest income	3,608	3,801	11,144	11,366

Interest expense
Interest on deposits	509	561	1,561	1,761
Interest on borrowed funds	102	569	1,223	1,689

Total interest expense	611	1,130	2,784	3,450

Net interest income	2,997	2,671	8,360	7,916
Provision for (recovery of) loan losses	(535)	(920)	(760)	(2,078)

Net interest income after provision for loan losses	3,532	3,591	9,120	9,994

Noninterest income
Customer service fees	294	285	878	857
Increase in value of bank owned life insurance	87	89	258	263
Losses on sales of investment securities	(1,275)	—	(1,275)	—
Extinguishment of debt	5,443	—	5,443	—
Other income	4	6	23	9

Total noninterest income	4,553	380	5,327	1,129

Noninterest expense
Salaries and benefits	1,434	1,611	4,571	4,804
Occupancy and equipment	471	459	1,399	1,337
FDIC insurance assessments	371	360	1,102	1,096
Data processing services	260	257	788	809
Valuation provisions and net operating costs associated with foreclosed real estate	(26)	144	1	676
Debt prepayment penalty	4,353	—	4,353	—
Other	852	748	2,498	2,297

Total noninterest expense	7,715	3,579	14,712	11,019

Income (loss) before income taxes	370	392	(265)	104
Provision for income taxes	—	152	—	790

Net income (loss)	370	240	(265)	(686)
Dividends and accretion on preferred stock	165	(245)	65	(731)
Gain on redemption of preferred stock	10,203	—	10,203	—

Net income (loss) available to common stockholders	$10,738	$(5)	$10,003	$(1,417)

Earnings (Loss) per common share:
Basic	$0.028	$—	$0.075	$(0.36)

Diluted	$0.028	$—	$0.075	$(0.36)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Net income (loss)	$370	$240	$(265)	$(686)
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	138	(655)	3,804	(4,792)
Reclassification adjustment for losses realized in net income (loss)	1,275	—	1,275	—
Income tax effect	—	—	—	335

Total other comprehensive income (loss), net of income tax effect	1,413	(655)	5,079	(4,457)

Total comprehensive income (loss)	$1,783	$(415)	$4,814	$(5,143)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30
	2014	2013
Cash flows from operating activities:
Net loss	$(265)	$(686)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	(760)	(2,078)
Deferred tax expense	—	790
Depreciation and amortization	506	508
Change in valuation allowance on other real estate owned	—	475
(Gain) loss on sale of other real estate owned	(65)	41
Loss on disposal of premises and equipment	1	8
Loss on sale of securities	1,275	—
Extinguishment of debt	(5,443)	—
Increase in bank owned life insurance	(258)	(263)
Net amortization/accretion of premiums and discounts on investments	830	427
Net change in other assets	702	609
Net change in other liabilities	25	475

Net cash provided (used) by operating activities	(3,452)	306

Cash flows from investing activities:
Net change in federal funds sold	19,580	735
Purchases of premises and equipment	(184)	(102)
Purchases of securities	—	(16,640)
Proceeds from sales, calls, maturities and principal repayments of securities available for sale	51,292	25,460
Proceeds from maturity of security held to maturity	1,000	—
Redemption of FHLB stock	140	205
Proceeds from sales of other real estate owned	1,266	3,699
Net increase in loans	(4,446)	(7,351)

Net cash provided by investing activities	68,648	6,006

Cash flows from financing activities:
Net increase (decrease) in deposits	(17,983)	(7,278)
Net increase (decrease) in repurchase agreements	(44,994)	182
Repayment of borrowing	(3,100)	—
Issuance of common stock, net of cost	42,759	—
Repurchase of preferred stock	(3,295)	—

Net cash used by financing activities	(26,613)	(7,096)

Net increase (decrease) in cash and cash equivalents	38,583	(784)
Cash and cash equivalents at beginning of period	14,842	7,786

Cash and cash equivalents at end of period	$53,425	$7,002

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,009	$3,287

Noncash investing and financing activities:
Change in fair value of securities available for sale	$5,079	$(4,457)

Transfer from loans to other real estate owned	$1,188	$625

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(dollars in thousands)

	Preferred Stock		Discount on Preferred	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2012	13,179	$13,179	$(419)	3,895,840	$19,479	$12,991	$(36,748)	$583	$9,065
Net income	—	—	—	—	—	—	(686)	—	(686)
Other comprehensive loss	—	—	—	—	—	—	—	(4,457)	(4,457)

Discount accretion on preferred stock	—	—	236	—	—	—	(236)	—	—

Balance, September 30, 2013	13,179	$13,179	$(183)	3,895,840	$19,479	$12,991	$(37,670)	$(3,874)	$3,922

Balance, December 31, 2013	13,179	$13,179	$(100)	3,895,840	$19,479	$12,991	$(38,422)	$(5,379)	$1,748
Net loss	—	—	—	—	—	—	(265)	—	(265)
Other comprehensive income	—	—	—	—	—	—	—	5,079	5,079
Reclass due to no par value	—	—	—	—	(19,479)	19,479	—	—	—
Issuance of common stock	—	—	—	458,132,991	—	45,813	—	—	45,813
Cost of issuing common stock	—	—	—	—	—	(3,054)	—	—	(3,054)
Repurchase of preferred stock	(13,179)	(13,179)	—	—	—	(319)	10,203	—	(3,295)

Discount accretion on preferred stock	—	—	100	—	—	—	(100)	—	—

Dividends accrued on preferred stock	—	—	—	—	—	—	165	—	165

Balance, September 30, 2014	—	$—	$—	462,028,831	$—	$74,910	$(28,419)	$(300)	$46,191

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the financial information included in these unaudited financial statements reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of September 30, 2014 and December 31, 2013 and for the three- and nine-month periods ended September 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three- and nine-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

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

Earnings (loss) per share have been computed based on the following (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income (loss) applicable to common stockholders	$10,573	$(5)	$9,938	$(1,417)

Weighted average number of common shares outstanding	387,333,235	3,895,840	133,112,837	3,895,840

Weighted average number of diluted common shares outstanding	387,333,235	3,895,840	133,112,837	3,895,840

Common stock options and common stock warrants - anti-dilutive	20,000	497,605	20,000	497,605

Earnings (Loss) per common share:
Basic	$0.028	$—	$0.075	$(0.36)

Diluted	$0.028	$—	$0.075	$(0.36)

The common stock warrants referred to above were issued to the United States Treasury in connection with the Company’s April 17, 2009 participation in the Capital Purchase Program, which was authorized as a part of the TARP legislation passed by Congress during 2008.

For the three and nine months ended September 30, 2014 there were 20,000 common stock options outstanding that were anti-dilutive as the average market price for the shares was less than the exercise price.

NOTE 3. INVESTMENT SECURITIES

The amortized cost, estimated fair values and carrying values of the investment securities portfolios at the indicated dates are summarized as follows (dollars in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agencies securities	$4,896	$70	$31	$4,935	$4,935
State and municipal bonds	6,175	43	152	6,066	6,066
Mortgage-backed securities	30,226	42	272	29,996	29,996

Total investment securities available for sale	$41,297	$155	$455	$40,997	$40,997

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available for sale:
U.S. Government agencies securities	$44,077	$87	$3,234	$40,930	$40,930
State and municipal bonds	11,159	—	978	10,181	10,181
Mortgage-backed securities	39,458	34	1,288	38,204	38,204

Total investment securities available for sale	94,694	121	5,500	89,315	89,315

Investment securities held to maturity:
Corporate securities	1,000	—	180	820	1,000

Total investment securities	$95,694	$121	$5,680	$90,135	$90,315

Management of the Bank believes all unrealized losses on available for sale securities as of September 30, 2014 represent temporary impairments related to market fluctuations. The unrealized losses on our securities are a nominal portion of the total value of the portfolio.

The fair values of securities with unrealized losses at September 30, 2014 and December 31, 2013 are as follows (dollars in thousands):

September 30, 2014:
	Less than 12 Months		12 Months or More		Total
Temporarily impaired securities:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agency securities	$—	$—	$1,674	$31	$1,674	$31
State and municipal bonds	—	—	4,151	152	4,151	152
Mortgage-backed securities	11,449	50	14,325	222	25,774	272
Corporate securities	—	—	—	—	—	—

Total	$11,449	$50	$20,150	$405	$31,599	$455

December 31, 2013:
	Less than 12 Months		12 Months or More		Total
Temporarily impaired securities:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agency securities	$35,679	$2,731	$3,482	$503	$39,161	$3,234
State and municipal bonds	7,835	723	2,346	255	10,181	978
Mortgage-backed securities	34,564	1,287	528	1	35,092	1,288
Corporate securities	—	—	820	180	820	180

Total	$78,078	$4,741	$7,176	$939	$85,254	$5,680

The Company does not believe that the investment securities that were in an unrealized loss position as of September 30, 2014, which were comprised of 25 securities, represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to change in interest rates, relative to the when the investment securities were purchased, and not due to the credit quality of the investment securities. As of September 30, 2014 and December 31, 2013, the gross unrealized losses reported for mortgage-backed securities were primarily related to investment securities issued by Government National Mortgage Association. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

NOTE 4. LOANS

The loan portfolio as of the dates indicated is summarized below (dollars in thousands):

	September 30, 2014	December 31, 2013
Real estate loans:
Residential, 1-4 family	$90,786	$84,855
Commercial real estate	111,850	117,463
Construction and development	23,130	27,049
Home equity	28,233	28,217

Total real estate loans	253,999	257,584

Commercial business and other loans	23,504	17,428

Consumer loans	3,099	2,554
Other	1,094	944
Gross loans receivable	281,696	278,510
Allowance for loan losses	(5,183)	(6,015)

Loans, net	$276,513	$272,495

Impaired loans, segregated by class of loans, are summarized as follows as of the dates indicated (dollars in thousands):

	September 30, 2014					December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate	$381	$448	$—	$465	$19	$1,099	$1,305	$—	$1,384	$79
Commercial Real Estate
Owner occupied	2,121	2,446	—	2,658	106	3,480	4,062	—	4,365	239
Income producing	3,299	3,483	—	3,518	120	3,734	3,887	—	3,938	183
Multifamily	—	—	—	—	—	—	—	—	—	—
Construction & Development
1 - 4 Family	—	—	—	—	—	—	—	—	—	—
Other	2,257	3,280	—	3,523	57	1,545	1,881	—	1,981	112
Farmland	110	131	—	160	9	252	273	—	340	26
Residential
Equity Lines	69	77	—	77	2	95	101	—	105	3
1 - 4 Family	5,109	5,512	—	5,562	176	5,632	6,198	—	6,281	322
Junior Liens	413	436	—	444	18	196	218	—	223	12
Consumer - Non Real Estate	16	16	—	17	1	68	68	—	70	4

Total loans with no allowance	$13,775	$15,829	$—	$16,424	$508	$16,101	$17,993	$—	$18,687	$980

With an allowance recorded:
Commercial - Non Real Estate	$1,613	$1,615	$26	$1,677	$53	$1,205	$1,205	$25	$1,282	$45
Commercial Real Estate
Owner occupied	4,416	4,471	829	4,505	146	3,666	3,666	77	3,727	166
Income producing	7,173	7,229	164	7,388	284	7,287	7,343	126	7,465	382
Multifamily	1,206	1,239	74	1,248	33	1,226	1,259	12	1,273	45
Construction & Development
1 - 4 Family	353	359	9	363	14	360	366	8	371	19
Other	731	736	14	750	25	3,176	3,181	107	3,224	118
Farmland	—	—	—	—	—	—	—	—	—	—
Residential
Equity Lines	40	40	41	40	1	—	—	—	—	—
1 - 4 Family	6,292	6,335	271	6,417	219	6,778	6,795	204	6,893	279
Junior Liens	104	106	3	107	4	339	341	4	345	19
Consumer - Non Real Estate	54	54	5	57	3	8	8	—	11	—

Total loans with an allowance	$21,982	$22,184	$1,436	$22,552	$782	$24,045	$24,164	$563	$24,591	$1,073

Total:
Commercial - Non Real Estate	$1,994	$2,063	$26	$2,142	$72	$2,304	$2,510	$25	$2,666	$124
Commercial Real Estate	$18,215	$18,868	$1,067	$19,317	$689	$19,393	$20,217	$215	$20,768	$1,015
Construction & Development	$3,451	$4,506	$23	$4,796	$105	$5,333	$5,701	$115	$5,916	$275
Residential	$12,027	$12,506	$315	$12,647	$420	$13,040	$13,653	$208	$13,847	$635
Consumer - Non Real Estate	$70	$70	$5	$74	$4	$76	$76	$—	$81	$4

Totals	$35,757	$38,013	$1,436	$38,976	$1,290	$40,146	$42,157	$563	$43,278	$2,053

Impaired loans include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. Troubled debt restructurings (TDRs) are a subset of impaired loans and totaled $34.3 million at September 30, 2014 and $37.5 million at December 31, 2013.

The following tables provide a summary of loans modified as TDRs (dollars in thousands):

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
September 30, 2014
Commercial real estate	$17,333	$—	$17,333	$983
Commercial construction	1,784	1,667	3,451	23
Commercial and industrial	1,817	176	1,993	26
Residential mortgage	11,176	256	11,432	265
Consumer and other	65	—	65	—

Total modifications	$32,175	$2,099	$34,274	$1,297

Total contracts	133	10	143

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
December 31, 2013
Commercial real estate	$17,461	$1,016	$18,477	$216
Commercial construction	4,319	612	4,931	8
Commercial and industrial	2,421	301	2,722	25
Residential mortgage	11,051	230	11,281	314
Consumer and other	70	—	70	—

Total modifications	$35,322	$2,159	$37,481	$563

Total contracts	133	12	145

The following tables illustrate new TDR information for the three- and nine-months ended September 30, 2014 and 2013 (dollars in thousands):

	For the three months ended September 30, 2014			For the nine months ended September 30, 2014
Troubled Debt Restructuring	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Commercial - Non Real Estate	—	$—	$—	1	$61	$61
Commercial - Real Estate	—	—	—	2	458	458
Construction & Development	—	—	—	—	—	—
Residential	2	75	75	3	101	101
Consumer - Non Real Estate	—	—	—	—	—	—

Totals	2	$75	$75	6	$620	$620

	For the three months ended September 30, 2013			For the nine months ended September 30, 2013
Troubled Debt Restructuring	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Commercial - Non Real Estate	—	$—	$—	1	$32	$32
Commercial - Real Estate	—	—	—	1	238	238
Construction & Development	1	129	129	2	621	621
Residential	2	95	96	5	543	544
Consumer - Non Real Estate	—	—	—	—	—	—

Totals	3	$224	$225	9	$1,434	$1,435

For the purposes of this report, default is defined as being 90-days past due or on non-accrual status without performance. There were no loans restructured in the twelve months prior to September 30, 2014 and 2013 that went into default during the three-month periods ended September 30, 2014 and 2013.

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, reclassified to loans held for sale, or foreclosed and sold. Included in the allowance for loan losses at September 30, 2014 and 2013 was an impairment reserve for TDRs in the amount of $1.3 million and $617,000, respectively.

Non-accrual loans and an age analysis of past due loans, segregated by class of loans, were as follows (dollars in thousands):

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-accrual Loans
September 30, 2014:
Commercial - Non Real Estate	$—	$170	$—	$170	$23,334	$23,504	$—	$176
Commercial Real Estate
Owner occupied	116	—	—	116	55,229	55,345	—	355
Income producing	—	—	—	—	47,588	47,588	—	304
Multifamily	—	—	—	—	8,917	8,917	—	—
Construction & Development
1 - 4 Family	—	—	—	—	3,028	3,028	—	—
Other	—	—	—	—	19,722	19,722	—	1,557
Farmland	—	—	110	110	270	380	—	110
Residential
Equity Lines	—	40	—	40	28,193	28,233	—	69
1 - 4 Family	518	—	83	601	89,354	89,955	—	693
Junior Liens	—	—	27	27	804	831	—	49
Consumer - Non Real Estate	2	—	—	2	3,097	3,099	—	5
Other	—	—	—	—	1,094	1,094	—	—

Total	$636	$210	$220	$1,066	$280,630	$281,696	$—	$3,318

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-accrual Loans
December 31, 2013:
Commercial - Non Real Estate	$46	$—	$154	$200	$17,228	$17,428	$—	$463
Commercial Real Estate
Owner occupied	—	77	684	761	57,154	57,915	—	1,689
Income producing	—	—	503	503	51,297	51,800	—	503
Multifamily	—	—	—	—	7,748	7,748	—	—
Construction & Development
1 - 4 Family	—	—	—	—	1,745	1,745	—	—
Other	158	—	240	398	24,375	24,773	—	599
Farmland	—	—	252	252	279	531	—	252
Residential
Equity Lines	75	9	—	84	28,133	28,217	—	95
1 - 4 Family	157	242	355	754	82,995	83,749	—	1,128
Junior Liens	—	—	26	26	1,080	1,106	—	53
Consumer - Non Real Estate	1	2	—	3	2,551	2,554	—	6
Other	—	—	—	—	944	944	—	—

Total	$437	$330	$2,214	$2,981	$275,529	$278,510	$—	$4,788

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

Commercial loans that do not require individual analysis as part of the above described process are considered to be pass-rated loans. As of September 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the loans and leases were categorized as follows (dollars in thousands):

	September 30, 2014
Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial - Non Real Estate	$19,918	$2,885	$701	$—	$—
Commercial Real Estate
Owner occupied	47,386	3,831	4,128	—	—
Income producing	31,050	13,891	2,647	—	—
Multifamily	7,177	1,740	—	—	—
Construction & Development
1 - 4 Family	2,480	195	353	—	—
Other	15,228	1,865	2,629	—	—
Farmland	270	—	110	—	—
Other	1,094	—	—	—	—

Totals	$124,603	$24,407	$10,568	$—	$—

Total:
Commercial - Non Real Estate	$19,918	$2,885	$701	$—	$—
Commercial Real Estate	$85,613	$19,462	$6,775	$—	$—
Construction & Development	$17,978	$2,060	$3,092	$—	$—
Other	$1,094	$—	$—	$—	$—

Totals	$123,509	$24,407	$10,568	$—	$—

	December 31, 2013
Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial - Non Real Estate	$13,289	$3,157	$982	$—	$—
Commercial Real Estate
Owner occupied	47,207	6,009	4,699	—	—
Income producing	33,875	10,501	7,424	—	—
Multifamily	5,925	1,823	—	—	—
Construction & Development
1 - 4 Family	1,133	252	360	—	—
Other	17,122	3,265	4,386	—	—
Farmland	279	—	252	—	—
Other	944	—	—	—	—

Totals	$119,774	$25,007	$18,103	$—	$—

Total:
Commercial - Non Real Estate	$13,289	$3,157	$982	$—	$—
Commercial Real Estate	$87,007	$18,333	$12,123	$—	$—
Construction & Development	$18,534	$3,517	$4,998	$—	$—
Other	$944	$—	$—	$—	$—

Totals	$118,830	$25,007	$18,103	$—	$—

All consumer-related loans, including residential real estate and non-real estate, are evaluated and monitored based upon payment activity. Once a consumer-related loan becomes past due on a recurring basis, the Company will pull that loan out of the homogenized pool and evaluate it individually for impairment. At this time, the consumer-related loan may be placed on the Company’s internal watch list and risk rated either special mention or substandard, depending upon the individual circumstances. Consumer-related loans at September 30, 2014 and December 31, 2013, segregated by class of loans, were as follows (dollars in thousands):

	September 30, 2014		December 31, 2013
Risk Based on Payment Activity	Performing	Non- Performing	Performing	Non- Performing
Residential
Equity Lines	$28,165	$68	$28,122	$95
1 - 4 Family	89,562	393	83,092	657
Junior Liens	805	26	1,080	26
Consumer - Non Real Estate
Credit Cards	—	—	—	—
Other	3,094	5	2,548	6

Totals	$121,626	$492	$114,842	$784

Total:
Residential	$118,532	$487	$112,294	$778
Consumer - Non Real Estate	$3,094	$5	$2,548	$6

Totals	$121,626	$492	$114,842	$784

NOTE 5. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses by segment, since their respective year-end, are as follows (dollars in thousands):

	September 30, 2014					September 30, 2013
	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance
Commercial - Non Real Estate	$176	$(58)	$806	$(768)	$156	$1,209	$(107)	$1,605	$(2,320)	$387
Commercial Real Estate
Owner occupied	1,224	—	11	44	1,279	1,359	(290)	549	(284)	1,334
Income producing	831	(104)	—	303	1,030	773	(21)	20	13	785
Multifamily	50	—	—	116	166	78	—	—	(19)	59
Construction & Development
1 - 4 Family	52	(719)	—	740	73	78	(5)	—	(24)	49
Other	580	—	55	(22)	613	728	—	9	(177)	560
Farmland	3	—	—	2	5	—	(21)	—	24	3
Residential
Equity Lines	332	(123)	6	154	369	314	(207)	33	210	350
1 - 4 Family	1,218	(15)	77	(64)	1,216	1,267	(620)	468	247	1,362
Consumer - Non Real Estate	44	(24)	16	16	52	98	(38)	28	(29)	59
Unallocated	1,505	—	—	(1,281)	224	986	—	—	281	1,267

Total	$6,015	$(1,043)	$971	$(760)	$5,183	$6,890	$(1,309)	$2,712	$(2,078)	$6,215

Changes in the allowance for loan losses by segment, since the prior quarter ended June 30, 2014 and 2013, respectively, are as follows (dollars in thousands):

	June 30, 2014 - September 30, 2014					June 30, 2013 - September 30, 2013
	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance
Commercial - Non Real Estate	$33	$(9)	$709	$(577)	$156	$584	$—	$241	$(438)	$387
Commercial Real Estate
Owner occupied	488	—	4	787	1,279	1,568	—	537	(771)	1,334
Income producing	1,403	(104)	—	(269)	1,030	756	—	—	29	785
Multifamily	113	—	—	53	166	67	—	—	(8)	59
Construction & Development
1 - 4 Family	52	—	—	21	73	85	—	—	(36)	49
Other	525	—	4	84	613	551	—	3	6	560
Farmland	3	—	—	2	5	3	—	—	—	3
Residential
Equity Lines	149	(41)	1	260	369	354	—	3	(7)	350
1 - 4 Family	809	(7)	12	402	1,216	1,171	(42)	5	228	1,362
Consumer - Non Real Estate	36	(1)	(3)	20	52	90	(16)	6	(21)	59
Unallocated	1,542	—	—	(1,318)	224	1,169	—	—	98	1,267

Total	$5,153	$(162)	$727	$(535)	$5,183	$6,398	$(58)	$795	$(920)	$6,215

As of September 30, 2014 and December 31, 2013, loans were evaluated for impairment as follows (dollars in thousands):

	Individually Evaluated for Impairment
	September 30, 2014		December 31, 2013
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$26	$1,994	$25	$2,304
Commercial Real Estate
Owner occupied	829	6,537	77	7,146
Income producing	164	10,472	126	11,021
Multifamily	74	1,206	12	1,226
Construction & Development
1 - 4 Family	9	353	8	360
Other	14	2,988	107	4,721
Farmland	—	110	—	252
Residential
Equity Lines	41	109	—	95
1 - 4 Family	274	11,918	208	12,945
Consumer - Non Real Estate	5	70	—	76
Unallocated	—	—	—	—

Total	$1,436	$35,757	$563	$40,146

	Collectively Evaluated for Impairment
	September 30, 2014		December 31, 2013
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$130	$21,510	$151	$15,124
Commercial Real Estate
Owner occupied	450	48,808	1,147	50,769
Income producing	866	37,116	705	40,779
Multifamily	92	7,711	38	6,522
Construction & Development
1 - 4 Family	64	2,675	44	1,385
Other	599	16,734	473	20,052
Farmland	5	270	3	279
Residential
Equity Lines	328	28,124	332	28,122
1 - 4 Family	942	78,868	1,010	71,910
Consumer - Non Real Estate	47	3,029	44	2,478
Unallocated	224	1,094	1,505	944

Total	$3,747	$245,939	$5,452	$238,364

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

The Company’s risk of loss related to unfunded loan commitments and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table presents a summary of outstanding financial instruments whose contract amounts represent credit risk as of September 30, 2014 (dollars in thousands):

Unfunded loan commitments	$31,096
Financial standby letters of credit	209

Total unused commitments	$31,305

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-11, Transfers and Servicing (Topic 860). The amendments in this ASU require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions. This ASU is effective for first interim or annual periods beginning after December 15, 2014. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. The amendments are not expected to have a significant impact on the Company.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740). An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. The amendments in this Update do not require new recurring disclosures. The amendments are not expected to have a significant impact on the Company.

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

Impaired Loans – The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are recorded at fair value less estimated selling costs. Once a loan is identified as individually impaired, the Company measures impairment. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, liquidation value, discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At September 30, 2014 and December 31, 2013, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Appraised values may be discounted to reflect current market conditions and ultimate collectability. These discounts typically range from 0% to 20% for each of the respective periods. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate Owned – Properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or the new fair value less estimated selling costs. Fair value is generally based upon current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the asset as nonrecurring Level 2. However, the Company also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals such as changes in absorption rates or market conditions from the time of valuation. In situations where an appraisal less estimated selling costs is used to determine fair value, management adjustments are significant to the fair value measurements, or other means are used to estimate fair value in the absence of an appraisal, the Company records the impaired loan as nonrecurring Level 3 within the valuation hierarchy. Appraised values may be discounted to reflect current market conditions and ultimate collectability. These discounts typically range from 0% to 20% for each of the respective periods.

The following table summarizes the Company’s assets measured at fair value at the dates indicated (dollars in thousands):

	At September 30, 2014
	Total	Level 1	Level 2	Level 3

Assets valued on a recurring basis
Investment securities:
U.S. government agency	$4,935	$—	$4,935	$—
State and municipals	6,066	—	6,066	—
Mortgage-backed	29,996	—	29,996	—
Assets valued on a non-recurring basis
Impaired loans	34,321	—	—	34,321
Other real estate owned	1,220	—	—	1,220

Total	$76,538	$—	$40,997	$35,541

	At December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets valued on a recurring basis
Investment securities:
U.S. government agency	$40,930	$—	$40,930	$—
State and municipals	10,181	—	10,181	—
Mortgage-backed	38,204	—	38,204	—
Assets valued on a non-recurring basis
Impaired loans	39,583	—	—	39,583
Other real estate owned	1,233	—	—	1,233

Total	$130,131	$—	$89,315	$40,816

NOTE 9. BORROWED FUNDS

A summary of the Company’s outstanding borrowings and the annual rate of interest currently payable on each category is presented in the following table at the dates indicated (dollars in thousands):

	September 30, 2014		December 31, 2013
	Outstanding Balance	Annual Interest Rate	Outstanding Balance	Annual Interest Rate

Securities sold under overnight repurchase agreements	$394	0.15%	$388	0.14%
Securities sold under term repurchase agreements	—	—	45,000	4.38
Trust preferred securities	—	—	5,155	3.19
Subordinated debt	—	—	2,700	4.00

Total borrowed funds	$394	0.15%	$53,243	4.21%

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

The borrowings were repaid as of July 18, 2014. There was prepayment expense of $4.4 million. The security interests in the pledged investment securities were released in connection with the Company’s repayment of these borrowings.

The Bank utilizes borrowings from the Federal Home Loan Bank (“FHLB”) as a source of liquidity. At September 30, 2014, the Bank had immediately available credit of $6.7 million. There were no advances from the FHLB at quarter-end.

During 2008, the Company issued $5.2 million of junior subordinated debentures to its wholly owned capital trust, Bank of the Carolinas Trust I (the “Trust”), which, in turn, issued $5.0 million in trust preferred securities having a like liquidation amount and $155,000 in common securities (all common securities are owned by the Company). The Company fully and unconditionally guaranteed the Trust’s obligations related to the trust preferred securities.

On July 16, 2014, the Company repurchased all of its floating rate trust preferred securities issued through the Trust from the holders of those securities for an aggregate cash payment of $1.75 million. The holders of the trust preferred securities agreed to forgive any unpaid interest on the securities.

In 2008, the Company issued $2.7 million of subordinated debt in a private transaction with another financial institution. On July 16, 2014, the Company agreed to repurchase the subordinated note representing this debt from the holder of the note for a cash payment of $1.35 million. The noteholder also agreed to forgive any unpaid interest on the note.

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

NOTE 10. STOCKHOLDERS’ EQUITY

The Company completed a private placement of common stock resulting in gross proceeds of approximately $45.8 million on July 16, 2014. In connection with the private placement, the Company repurchased all 13,179 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued under the Capital Purchase Program from the U.S. Treasury for a cash payment of $3.3 million. The Treasury also agreed to waive any unpaid dividends on the Series A Preferred Stock, and to cancel the warrant to purchase 475,204 shares of the Company’s common stock held by the Treasury. The Company invested $34.8 million into its banking subsidiary.

Preferred Stock:

The Company has 3.0 million shares of preferred stock authorized. There were 13,179 shares of preferred stock issued and outstanding with a $1,000 per share liquidation preference on December 31, 2013. All of the shares were issued on April 17, 2009 in connection with the Company’s participation in the U.S. Treasury’s TARP Capital Purchase Program.

On July 16, 2014, in connection with the private placement, the Company repurchased all 13,179 shares of its Series A Preferred Stock for a cash payment of $3.3 million. The Treasury also agreed to waive any unpaid dividends on the Series A Preferred Stock, and to cancel the warrant to purchase 475,204 shares of the Company’s common stock held by the Treasury.

Common Stock:

The Company has 580.0 million shares with no par value common stock authorized as of September 30, 2014. There were 462,028,831 and 3,895,840 shares of common stock issued and outstanding at September 30, 2014 and December 31, 2013, respectively.

Warrants:

In connection with the issuance of the preferred shares under the U.S. Treasury’s TARP Capital Purchase Program, the Company issued the U.S. Treasury a warrant to purchase 475,204 shares of its common stock for $4.16 per share. The warrant expires April 17, 2019.

The warrants were cancelled on July 16, 2014 as disclosed above.

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

An evaluation of the probability of being able to realize the future benefits of deferred tax assets is made. A valuation allowance is provided for the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management has established a deferred tax asset valuation allowance of $15.8 million and $17.7 as of September 30, 2014 and December 31, 2013, respectively. The change in the valuation allowance is due to the change in unrealized losses in the bond portfolio from $5.4 million at December 31, 2013 to $300,000 at September 30, 2014. The valuation allowance has been established because management believes current overall credit trends, as well as actual and forecasted performance, raise significant concern over the ability of the Company to realize the components of its deferred tax assets relating to net operating losses and the allowances for losses on loans and OREO. The Company does not expect to have taxable income for year ended December 31, 2014.

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

Capital Requirements. While the Order is in effect, the Bank must maintain a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 10%. If the Bank’s capital ratios are below these levels as of the date of any call report or regulatory examination, the Bank must, within 30 days from receipt of a written notice of capital deficiency from its regulators, present a plan to increase capital to meet the requirements of the Order. At September 30, 2014, the Bank was in compliance with the capital requirements contained in the Order.

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

Brokered Deposits. The Order provides that the Bank may not accept, renew, or roll over any brokered deposits unless it is in compliance with the requirements of the FDIC regulations governing brokered deposits. These regulations prohibit undercapitalized institutions from accepting, renewing, or rolling over any brokered deposits and also prohibit undercapitalized institutions from soliciting deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution’s market area. An “adequately capitalized” institution may not accept, renew, or roll over brokered deposits unless it has applied for and been granted a waiver by the FDIC. As of September 30, 2014, the Bank was classified as “well capitalized.”

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

CHANGES IN FINANCIAL CONDITION

The Company completed a private placement of common stock resulting in gross proceeds of approximately $45.8 million on July 16, 2014. In connection with the private placement, the Company repurchased all 13,179 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued under the Capital Purchase Program from the U.S. Treasury for a cash payment of $3.3 million. The Treasury also agreed to waive any unpaid dividends on the Series A Preferred Stock, and to cancel the warrant to purchase 475,204 shares of the Company’s common stock held by the Treasury. The Company also repurchased all of its floating rate trust preferred securities issued through its subsidiary, Bank of the Carolinas Trust I, from the holders of those securities for an aggregate cash payment of $1.75 million. The holders of the trust preferred securities agreed to forgive any unpaid interest on the securities. The Company also agreed to repurchase a subordinated note from the holder of the note for a cash payment of $1.35 million. The noteholder agreed to forgive any unpaid interest on the note. As of July 31, 2014, the Company and its subsidiaries have no debt obligations. The Company injected $34.8 million from the private placement into the Company’s banking subsidiary.

Total Assets

At September 30, 2014, total assets were $396.3 million, a decrease of 6.5% compared to $423.7 million at December 31, 2013. The asset decrease was primarily the result of prepaying the Company’s term repurchase agreements of $45.0 million. The Company had earning assets of $366.7 million at September 30, 2014 consisting of $281.7 million in loans, $41.0 million in investment securities, and $44.1 million in temporary investments. Stockholders’ equity was $46.2 million at September 30, 2014 compared to $1.7 million at December 31, 2013. The increase in stockholders’ equity was due to the completion of the private placement transaction described above.

Investment Securities

Investment securities totaled $41.0 million at September 30, 2014, compared to $90.3 million at December 31, 2013. The decrease was as a result of restructuring the investment portfolio to address interest rate risk. The Company sold investment securities of $46.6 million for a loss of $1.3 million. A summary of the Company’s investment securities holdings by major category at September 30, 2014 and December 31, 2013 is included in Note 3 of “Notes to Consolidated Financial Statements”.

Loans and Allowance for Loan Losses

At September 30, 2014, the loan portfolio totaled $281.7 million and represented 71.1% of total assets compared to $278.5 million or 65.7% of total assets at December 31, 2013. Total loans at September 30, 2014 increased $3.2 million or 1.1% from December 31, 2013. The increase in loans outstanding in the nine-month period is the result of new loans originated in excess of net chargeoffs and principal repayments. Loan demand has increased over the last year. Real estate loans, including commercial real estate, constituted approximately 91% of the loan portfolio, and commercial business and other loans represented approximately 9% of the total loan portfolio at both September 30, 2014 and December 31, 2013.

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

The allowance for loan losses at September 30, 2014, amounted to $5.2 million, a decrease of $832,000, or 13.8% from December 31, 2013. The allowance consists of specific reserves of $1.4 million and a general allowance $3.8 million. The Bank’s provisions for loan losses amounted to a recovery of $760,000 during the nine months ended September 30, 2014 compared to a $2.1 million recovery during the nine months ended September 30, 2013. The loan loss provision for 2014 reflects a specific impairment of $1.1 million to one of the Bank’s top ten largest loan relationships. While the Company has not participated in “subprime” lending activities, we were affected by the economic downturn in our markets. We continue to work with our customers with troubled credit relationships to the extent that it is reasonably possible.

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

The following table summarizes information regarding our nonaccrual loans, other real estate owned, and 90-day and over past due loans as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30,	December 31,
	2014	2013
Loans accounted for on a nonaccrual basis:
Real estate loans:
1-4 family residential	$742	$1,276
Commercial real estate	659	2,192
Construction and development	1,667	851
Home equity	69	—

Total real estate loans	3,137	4,319
Commercial business and other loans	176	463
Consumer loans	5	6

Total nonaccrual loans	3,318	4,788
Accruing loans which are contractually past due 90 days or more	—	—

Total nonperforming loans	3,318	4,788
Other real estate owned	1,220	1,233

Total nonperforming assets	$4,538	$6,021

Total nonperforming loans as a percentage of loans	1.18%	1.72%
Allowance for loan losses as a percentage of total nonperforming loans	156.21%	125.63%
Allowance for loan losses as a percentage of total loans	1.84%	2.16%
Total nonperforming assets as a percentage of loans and other real estate owned	1.60%	2.15%
Total nonperforming assets as a percentage of total assets	1.15%	1.42%

Deposits

The Company’s deposit services include business and individual checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRA deposits and certificates of deposit. At September 30, 2014, total deposits were $348.2 million compared to $366.2 million at December 31, 2013. The September 30, 2014 amount represents a decrease of 4.9% from December 31, 2013, which is mainly recognized in customer time deposit accounts, as well as, noninterest bearing checking accounts. At September 30, 2014, the deposit mix was comparable to December 31, 2013, with the exception of customer time deposit accounts. Currently, the Company has chosen to not renew non-core institutional certificates of deposit due to excess liquidity.

The following table presents a breakdown of our deposit base at September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013
Noninterest bearing demand deposits	$34,857	$35,243
Interest checking deposits	41,540	40,939
Savings deposits	16,298	15,637
Money market deposits	97,986	93,782
Customer time deposits	157,486	180,549
Brokered certificates of deposit	—	—

Total deposits	$348,167	$366,150

Time deposits $100,000 or more:
Brokered certificates of deposit	$—	$—
Customer time deposits issued in denominations of $100,000 or more	97,273	115,926

Total time deposits issued in denominations of $100,000 or more	$97,273	$115,926

As a percent of total deposits:
Noninterest bearing demand deposits	10.01%	9.63%
Interest checking deposits	11.93	11.18
Savings deposits	4.68	4.27
Money market deposits	28.14	25.61
Customer time deposits	45.23	49.31
Brokered certificates of deposit	—	—

Total time deposits issued in denominations of $100,000 or more	27.94	31.66

Liquidity

Liquidity management is the process of managing assets and liabilities, as well as their maturities, to ensure adequate funding for loan and deposit activities. Sources of liquidity come from both balance sheet and off-balance sheet sources. We define balance sheet liquidity as the relationship that net liquid assets have to unsecured liabilities. Net liquid assets are the sum of cash and cash items, less required reserves on demand and interest checking deposits, plus demand deposits due from banks, plus temporary investments, including federal funds sold, plus the fair value of investment securities, less collateral requirements related to public funds on deposit and repurchase agreements. Unsecured liabilities are equal to total liabilities less required cash reserves on noninterest-bearing demand deposits and interest checking deposits less the outstanding balances of all secured liabilities, whether secured by liquid assets or not. We consider off-balance sheet liquidity to include unsecured federal funds lines from other banks and loan collateral which may be used for additional advances from the Federal Home Loan Bank. As of September 30, 2014 our balance sheet liquidity ratio (net liquid assets as a percent of unsecured liabilities) amounted to 24.46% and our total liquidity ratio (balance sheet plus off-balance sheet liquidity) was 25.91%. As of December 31, 2014, our balance sheet liquidity ratio was 17.04% and our total liquidity ratio was 18.78%.

In addition, we have the ability to borrow up to $10.0 million from the discount window of the Federal Reserve subject to our pledge of marketable securities, which could be used for temporary funding needs. We also have the ability to borrow from the Federal Home Loan Bank on similar terms. While we consider these arrangements sources of back-up funding, we do not consider them as liquidity sources because they require our pledge of liquid assets as collateral. We regularly borrow from the Federal Home Loan Bank as a normal part of our business. These advances, of which there were none at September 30, 2014, are secured by various types of real estate-secured loans. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at September 30, 2014 is adequate to meet its operating needs.

Interest Rate Sensitivity

Fluctuating interest rates, increased competition, and changes in the regulatory environment continue to significantly affect the importance of interest rate sensitivity management. Rate sensitivity arises when interest rates on assets change in a different period of time or in a different proportion to interest rates on liabilities. The primary objective of interest rate sensitivity management is to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. The Company uses an asset/liability simulation model to project potential changes to the Company’s net interest margin, net income, and economic value of equity based on simulated changes to market interest rates, namely the prime rate. Our goal is to maintain an interest rate sensitivity position as close to neutral as practicable whereby little or no change in interest income would occur as interest rates change. On September 30, 2014, we were cumulatively liability sensitive for the next twelve months, which means that our interest bearing liabilities would reprice more quickly than our interest bearing assets. Theoretically, our net interest margin will decrease if market interest rates rise or increase if market interest rates fall. However, the repricing characteristic of assets is different from the repricing characteristics of funding sources. Therefore, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

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

As described above, the Bank is subject to a consent order issued by the FDIC and the North Carolina Office of the Commissioner of Banks and the Company is party to a written agreement with the Federal Reserve Bank of Richmond. These regulatory agreements require that the Bank maintain capital levels in excess of normal regulatory minimums, including a Leverage Capital Ratio of at least 8.0% and a Total Risk-Based Capital Ratio of at least 10.0%, and that the Company and the Bank seek the approval of their respective regulators prior to the payment of any cash dividend. At September 30, 2014, the Bank was in compliance with the minimum capital requirements set forth in the consent order.

At September 30, 2014, the Company’s leverage and Tier 1 risk-weighted Capital Ratios were 11.14 % and 15.09%, respectively, which are above the minimum level required by regulatory guidelines. At September 30, 2014, the Company’s Total risk-weighted Capital Ratio was 16.35%, which is above the minimum level required by regulatory guidelines. At September 30, 2014 the Bank’s leverage and Tier 1 risk-weighted Capital Ratios were 10.77% and 14.46%, respectively, which are above the minimum levels required by regulatory guidelines. At September 30, 2014, the Bank’s Total risk-weighted Capital Ratio was 15.72%, which is above the minimum level required by regulatory guidelines. At September 30, 2014, the Bank’s leverage and Total risk-weighted Capital Ratios were both compliant with the levels specified in the above referenced consent order with bank regulators.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 and 2013

Overview. For the three months ended September 30, 2014, the Company had net income available to common shareholders of $10.6 million, or $0.028 per common share. This compares to a net loss of $5,000, or $0.00 per common share, for the three months ended September 30, 2013. The increase in net income was primarily due to the gain on redemption of preferred stock.

Net Interest Income. The Company’s net interest income for the three months ended September 30, 2014 totaled $3.0 million compared to net interest income of $2.7 million at September 30, 2013. Net interest income increased due to the increase in loan balances and reductions in non-performing loans compared to September 30, 2013. The net interest margin was 3.20% for the third quarter of 2014 compared to 2.74% for the third quarter of 2013.

Provision for Loan Losses. The loan loss provision amounted to a recovery of $535,000 for the quarter ended September 30, 2014, a decrease of $385,000, from the $920,000 recovery recorded in the comparable quarter of 2013. Net recoveries totaled $565,000 in the third quarter of 2014 compared to net recoveries of $737,000 in the third quarter of 2013. The recovery for the quarter was primarily based on a $700,000 recovery from a previously charged off loan.

Noninterest Income. Noninterest income totaled $4.6 million for the three months ended September 30, 2014 compared to $380,000 for the comparable three-month period of 2013. Noninterest income includes customer service charges on deposit accounts, bank owned life insurance, and gains or losses on investment securities. The private placement transaction included discounts and interest forgiveness on the Company’s trust preferred securities and subordinated debt in the amount of $5.4 million. The Company restructured its investment security portfolio resulting in a $1.3 million loss on sale of securities. Excluding these transactions, noninterest income would have been $397,000. Excluding the extraordinary items, noninterest income increased 4.5% for the three months ended September 30, 2014 as compared to the same three months of 2013, primarily as a result of increases in the Company’s fee schedule.

Noninterest Expenses. Noninterest expenses totaled $7.7 million and $3.6 million for the three months ended September 30, 2014 and 2013, respectively. The Company prepaid two term repurchase agreements at a prepayment expense of $4.4 million. Excluding the one-time prepayment expense, noninterest expenses for the three months ended September 30, 2014 was $3.4 million and along with the decrease in other real estate expenses of $170,000, noninterest expenses for the three months ended September 30, 2014 decreased by $47,000. The Company is performing due diligence in all cost categories to minimize expense.

Income Taxes. There was no provision for income taxes made for the third quarter of 2014 as compared to an income tax expense of $152,000 for the third quarter of 2013. Our deferred tax asset had no value at September 30, 2014 and at December 31, 2013.

Nine Months Ended September 30, 2014 and 2013

Overview. For the nine months ended September 30, 2014, the Company had a net income available to common shareholders of $10.0 million, or $0.075 per common share. This compares to a net loss of $1.4 million, or $0.36 per common share, for the nine months ended September 30, 2013. The increase in net income was primarily due to the gain on redemption of preferred stock. There was no provision for income taxes for the first nine months of 2014 as compared to an income tax expense of $790,000 the first nine months of 2013.

Net Interest Income. The Company’s net interest income for the nine months ended September 30, 2014 totaled $8.4 million compared to $7.9 million at September 30, 2013. Net interest income increased due to the increase in loan balances and reductions in non-performing loans compared to September 30, 2013. The net interest margin has increased to 2.89% for the first nine months of 2014 compared to 2.72% for the first nine months of 2013.

Provision for Loan Losses. The loan loss provision amounted to a recovery of $760,000 for the nine months ended September 30, 2014, compared to the $2.1 million recovery recorded in the comparable nine months of 2013. Net chargeoffs totaled $72,000 in the first nine months of 2014 compared to net recoveries of $1.4 million in the first nine months of 2013.

Noninterest Income. Noninterest income totaled $5.3 million for the nine months ended September 30, 2014 compared to $1.1 million for the comparable nine-month period of 2013. Noninterest income includes customer service charges on deposit accounts, bank owned life insurance, and gains or losses on investment securities. The private placement transaction included discounts and interest forgiveness on the Company’s trust preferred securities and subordinated debt in the amount of $5.4 million. The Company restructured its investment security portfolio resulting in a $1.3 million loss on sale of securities. Excluding these extraordinary items, noninterest income would have been $1.2 million. Excluding the extraordinary items, noninterest income increased 3.7% for the nine months ended September 30, 2014 as compared to the same nine months of 2013, primarily as a result of increases in the Company’s fee schedule.

Noninterest Expenses. Noninterest expenses totaled $14.7 million and $11.0 million for the nine months ended September 30, 2014 and 2013, respectively. The Company prepaid two term repurchase agreements at a prepayment expense of $4.4 million. Excluding the one-time prepayment expense, noninterest expenses for the nine months ended September 30, 2014 was $10.4 million and along with the decrease in other real estate expenses of $675,000 and reimbursement of out-of-pocket expenses related to a loan for which $245,000 of life insurance premiums were paid to ensure final collection, noninterest expenses for the nine months ended September 30, 2014 increased by $15,000. The Company is performing due diligence in all cost categories to minimize expense.

Income Taxes. There was no provision for income taxes made for the first nine months of 2014 as compared to an income tax expense of $790,000 for the first nine months of 2013. Our deferred tax asset had no value at September 30, 2014 and at December 31, 2013.

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

As described in Item 2, the Company completed a private placement of common stock on July 16, 2014. The information required by Item 701 of Regulation S-K was included in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 21, 2014.

Item 3.	Defaults Upon Senior Securities.

None at September 30, 2014.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed with this report.

3.01	Articles of Amendment of Bank of the Carolinas Corporation, filed July 24, 2014 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K dated July 30, 2014)

4.01	Tax Benefits Preservation Plan (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K/A (Amendment No. 1) dated July 18, 2014)

10.01	Form of Stock Purchase Agreement dated July 15, 2014 (incorporated by reference from exhibits to our Current Report on Form 8-K dated July 21, 2014)

10.02	Form of Registration Rights Agreement dated July 15, 2014 (incorporated by reference from exhibits to our Current Report on Form 8-K dated July 21, 2014)

10.03	Side Letter Agreement with FJ Capital Management, LLC, dated July 15, 2014 (incorporated by reference from exhibits to our Current Report on Form 8-K dated July 21, 2014)

10.04	Side Letter Agreement with Bridge Equities III, LLC, dated July 15, 2014 (incorporated by reference from exhibits to our Current Report on Form 8-K dated July 21, 2014)

10.05	Side Letter Agreement with RMB Capital Management LLC, dated July 15, 2014 (incorporated by reference from exhibits to our Current Report on Form 8-K dated July 21, 2014)

10.06	Side Letter Agreement with Sandler O’Neill Asset Management, dated July 15, 2014 (incorporated by reference from exhibits to our Current Report on Form 8-K dated July 21, 2014)

10.07	Side Letter Agreement with TFO Financial Institutions Restructuring Fund II LLC, dated July 15, 2014 (incorporated by reference from exhibits to our Current Report on Form 8-K dated July 21, 2014)

31.01	Certification of our principal executive officer pursuant to Rule 13a-14(a)

31.02	Certification of our principal financial officer pursuant to Rule 13a-14(a)

32.01	Certification of our principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements as of September 30, 2014 and December 31, 2013 and for the Nine Months Ended September 30, 2014 and 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: November 14, 2014	By:	/s/ Stephen R. Talbert
Stephen R. Talbert
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2014	By:	/s/ Megan W. Patton
Megan W. Patton
Senior Vice President and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.01	Articles of Amendment of Bank of the Carolinas Corporation, filed July 24, 2014 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K dated July 30, 2014)

4.01	Tax Benefits Preservation Plan (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K/A (Amendment No. 1) dated July 18, 2014)

10.01	Form of Stock Purchase Agreement dated July 15, 2014 (incorporated by reference from exhibits to our Current Report on Form 8-K dated July 21, 2014)

10.02	Form of Registration Rights Agreement dated July 15, 2014 (incorporated by reference from exhibits to our Current Report on Form 8-K dated July 21, 2014)

10.03	Side Letter Agreement with FJ Capital Management, LLC, dated July 15, 2014 (incorporated by reference from exhibits to our Current Report on Form 8-K dated July 21, 2014)

10.04	Side Letter Agreement with Bridge Equities III, LLC, dated July 15, 2014 (incorporated by reference from exhibits to our Current Report on Form 8-K dated July 21, 2014)

10.05	Side Letter Agreement with RMB Capital Management LLC, dated July 15, 2014 (incorporated by reference from exhibits to our Current Report on Form 8-K dated July 21, 2014)

10.06	Side Letter Agreement with Sandler O’Neill Asset Management, dated July 15, 2014 (incorporated by reference from exhibits to our Current Report on Form 8-K dated July 21, 2014)

10.07	Side Letter Agreement with TFO Financial Institutions Restructuring Fund II LLC, dated July 15, 2014 (incorporated by reference from exhibits to our Current Report on Form 8-K dated July 21, 2014)

31.01	Certification of our principal executive officer pursuant to Rule 13a-14(a)

31.02	Certification of our principal financial officer pursuant to Rule 13a-14(a)

32.01	Certification of our principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2014 and 2013; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements as of September 30, 2014 and December 31, 2013 and for the Nine Months Ended September 30, 2014 and 2013