Form 10-K/A
period 2013-12-31
Bank of the Carolinas CORP
filed 2014-12-12
CIK 1365997

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value per share

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

On December 12, 2014, the number of outstanding shares of Registrant’s common stock was 462,028,831.

Documents Incorporated by Reference:

None

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The purpose of this Amendment No. 3 is to amend Item 9A to revise Management’s Report on Internal Control Over Financial Reporting regarding management’s assessment of the effectiveness of our internal control over financial reporting and to revise the disclosure on the effectiveness of our disclosure controls and procedures and changes in our internal control over financial reporting. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), this Form 10-K/A includes new certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the items noted above, no other information included in the Company’s original Form 10-K is being amended by this Form 10-K/A.

PART II

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2013 was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. At the time that our Annual Report on Form 10-K for the year ended December 31, 2013 was filed, management concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the Company was able to record, process, summarize, and report in a timely manner the information required to be disclosed in reports the Company files under the Exchange Act. However, because of a material weakness in our internal control over financial reporting identified subsequent to December 31, 2013 and further described below, a subsequent evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, and the conclusion was that the Company’s disclosure controls and procedures were not effective at December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (1992). As included in Management’s Report on Internal Control Over Financial Reporting from our previously filed Annual Report on Form 10-K for the year ended December 31, 2013, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control–Integrated Framework (1992). Management subsequently determined that the material weakness described below existed as of December 31, 2013. As a result, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control–Integrated Framework (1992).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Subsequent to the issuance of the consolidated financial statements as of and for the year ended December 31, 2013, an error was identified that indicated a deficiency existed in the Company’s internal control over financial reporting. Management concluded that, as of December 31, 2013, there was a material weakness in internal control over financial reporting because the Company’s internal control with respect to the review of the accounting for income taxes and deferred taxes did not function effectively. The Company’s process for calculation of income taxes and deferred taxes is as follows: The initial calculations are prepared by the Company’s Chief Financial Officer. These calculations are then subject to review by an outside consultant. However, management did not utilize the consultant in connection with its original calculation of income taxes and deferred taxes for the year ended December 31, 2013. As a result, the Company originally recorded a net deferred tax asset of $3.0 million as of December 31, 2013. This $3.0 million deferred tax asset was directly related to unrealized losses in the Company’s investment securities portfolio. In connection with a regulatory examination in March and April of 2014, management conducted an evaluation as to whether the $3.0 million deferred tax asset related to losses in the available-for-sale investment securities portfolio should be fully reserved. In light of the views expressed by the banking regulators and the fact that the Company’s financial statements included a “going concern” note, management concluded that the deferred tax asset should have been fully reserved at December 31, 2013. The error resulted in a restatement of the Company’s financial statements for December 31, 2013 to reflect a full reserve of the deferred tax asset. The error was corrected prior to the filing of the Company’s Form 10-Q for the quarterly period ended March 31, 2014.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to an exemption from that requirement available to smaller reporting companies.

Remediation. In response to the identified material weakness described above, the Company has taken the following actions to enhance its processes with respect to the calculation and recording of income taxes and deferred taxes:

•	Management’s calculations of income taxes and deferred taxes are subject to mandatory review by an outside consultant on an ongoing basis.

•	The audit committee has established a formal policy for addressing differences of opinion between management and the Company’s external audit firm. This policy requires that, upon such differences of opinion, management or the then-engaged external audit firm will notify the chair of the audit committee, who will then be authorized to engage an independent accounting professional and take any other actions he deems appropriate to resolve the issue.

Management believes the foregoing efforts effectively remediated the material weakness.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting other than the identification of the material weakness described above.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(b)	Exhibits. An Exhibit Index listing exhibits that are being filed or furnished with, or incorporated by reference into, this report appears immediately following the signature page and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: December 12, 2014	By:	/s/ Stephen R. Talbert
Stephen R. Talbert
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen R. Talbert Stephen R. Talbert	President, Vice Chairman, and Chief Executive Officer (principal executive officer)	December 12, 2014

/s/ Megan W. Patton Megan W. Patton	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	December 12, 2014

/s/ Harvey L. Glick Harvey L. Glick	Director and Chairman	December 12, 2014

/s/ Derek J. Ferber Derek J. Ferber	Director	December 12, 2014

/s/ Henry H. Land Henry H. Land	Director	December 12, 2014

/s/ Sam D. Norton Sam D. Norton	Director	December 12, 2014

/s/ Grady L. McClamrock, Jr. Grady L. McClamrock, Jr.	Director	December 12, 2014

/s/ Lynne Scott Safrit Lynne Scott Safrit	Director	December 12, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a)

31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a)

32.01	Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

6