Form 10-K
period 2014-12-31
Bank of the Carolinas CORP
filed 2015-03-31
CIK 1365997

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☐                Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity), as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,831,000 (based on the closing price of such stock as of June 30, 2014).

On March 31, 2015, the number of outstanding shares of Registrant’s common stock was 462,028,831.

Documents Incorporated by Reference:

None

BANK OF THE CAROLINAS CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Deposits are the primary source of the Bank’s funds for lending and other investment purposes. The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers statement savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market demand accounts, non-interest-bearing accounts and fixed interest rate certificates with varying maturities. The Bank also utilizes alternative sources of funds such as borrowings from the Federal Home Loan Bank (the “FHLB”) of Atlanta, Georgia and other commercial banks.

The Bank’s deposits are obtained primarily from its primary market area. The Bank uses traditional marketing methods to attract new customers and deposits including print media advertising and direct mailings. Deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition and other factors.

Organization

The Bank is the sole banking subsidiary of the Company. A trust (Bank of the Carolinas Trust I) was formed as a subsidiary of the Company to facilitate the issuance of trust preferred securities as a form of non-dilutive equity to supplement our capital. Although the trust is still in existence, we repurchase all of our outstanding trust preferred securities in 2014.

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

Investment Portfolio

On December 31, 2014, our investment portfolio consisted of U.S. government agency securities, state and municipal obligations, and mortgage-backed securities issued by the Federal National Mortgage Association (“Fannie Mae”), the Government National Mortgage Association (“Ginnie Mae”), and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Our securities are classified as either “held to maturity” and “available for sale.” We analyze their performance monthly and carry the available for sale securities on our books at their fair market values while carrying the held to maturity securities at their amortized cost. For additional analysis of investment security balances by type and maturities and average yields by security type, see Table VI. Investment Securities and Table VII. Investment Securities in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. For additional information regarding appreciation and depreciation by security type, and information relating to Other Than Temporary Impairment, see Note 2. Investment Securities in our Notes to Consolidated Financial Statements under Item 8.

Competition

Commercial banking in North Carolina is highly competitive, due in large part to our state’s early adoption of statewide branching. Over the years, federal and state legislation (including the elimination of many of the restrictions on interstate banking) has heightened the competitive environment in which all financial institutions conduct their business, and the potential for competition among financial institutions of all types has increased significantly. As of June 30, 2014 (the most recent date for which data is available), there were 26 other FDIC-insured institutions with offices in our banking market.

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

Employees

On December 31, 2014, we had approximately 89 full-time equivalent employees (including our executive officers). We are not party to any collective bargaining agreement with our employees, and we consider our relations with our employees to be good.

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

Consent Order with FDIC and North Carolina Commissioner of Banks.    The Bank entered into a Stipulation to the Issuance of a Consent Order (the “Stipulation”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Office of the Commissioner of Banks (the “Commissioner”) and the FDIC and the Commissioner issued the related Consent Order (the “Order”), effective April 27, 2011. The description of the Stipulation and the Order set forth below is qualified in its entirety by reference to the Stipulation and the Order, copies of which are included as exhibits 10.13 and 10.14 to this Form 10-K, and incorporated herein by reference.

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

Capital Requirements.    While the Order is in effect, the Bank must maintain a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 10%. If the Bank’s capital ratios are below these levels as of the date of any call report or regulatory examination, the Bank must, within 30 days from receipt of a written notice of capital deficiency from its regulators, present a plan to increase capital to meet the requirements of the Order. At December 31, 2014, the Bank was in compliance with the capital requirements contained in the Order.

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

Written Agreement with the Federal Reserve Bank of Richmond.    The Company entered into a written agreement (the “Agreement”) with the Federal Reserve Bank of Richmond on August 26, 2011. The description of the Agreement set forth below is qualified in its entirety by reference to the Agreement, a copy of which is included as exhibit 10.15 to this Form 10-K, and is incorporated herein by reference.

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

Debt and Stock Redemption.    The Agreement requires that the Company and any non-bank subsidiary of the Company not, directly or indirectly, incur, increase or guarantee any debt without the prior written approval of the Federal Reserve Bank of Richmond. The Agreement also requires that the Company not, directly or indirectly, purchase or redeem any shares of its capital stock without the prior written approval of the Federal Reserve Bank of Richmond.

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

As a state-chartered, FDIC-insured bank, the Bank is prohibited from engaging as principal in any activity that is not permitted for national banks unless (1) the FDIC determines that the activity or investment would not pose a significant risk to the DIF, and (2) the Bank is, and continues to be, in compliance with the capital standards that apply to it. The Bank also is prohibited from directly acquiring or retaining any equity investment of a type or in an amount that is not permitted for national banks.

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

North Carolina Banking Law.    The Bank is incorporated under and subject to the provisions of Chapter 53C of the General Statutes of North Carolina, which provides for the supervision and regulation of the Bank by the State of North Carolina through the State Banking Commission, the Commissioner of Banks, and the Office of the Commissioner of Banks. It contains provisions regarding the following topics:

•	formation and organization of banks,

•	corporate governance of banks,

•	activities and powers of banks,

•	bank operations,

•	mergers and other change-in-control or business combination transactions,

•	charter conversions, and

•	bank holding companies.

The statute also grants the Commissioner the authority to issue administrative rules with respect to the establishment, operation, conduct, and termination of any and all activities and businesses that are subject to regulation by the Commissioner. Rules issued by the Commissioner are subject to review and approval of the State Banking Commission. The Bank is subject to these rules, which are set forth in Chapter 3 of Title 4 of the North Carolina Administrative Code.

The Office of the Commissioner of Banks conducts regular supervisory examinations of the Bank in coordination with the FDIC. The FDIC serves as the Bank’s primary federal regulator.

Dodd–Frank Wall Street Reform and Consumer Protection Act.    In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This law significantly changed the structure of bank regulation, affecting the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies were granted broad discretion in drafting rules and regulations. The Dodd-Frank Act included, among other things:

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

Some of the regulations to implement the Dodd-Frank Act have not yet been published for comment or adopted in final form and/or will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the Bank, our customers, or the financial industry more generally. Individually and collectively, these proposed regulations resulting from the Dodd-Frank Act may materially and adversely affect the Company’s and the Bank’s business, financial condition, and results of operations. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future.

Volcker Rule.    The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, five U.S. financial regulators adopted final rules (the “Final Rules”) implementing the Volcker Rule. The Final Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds, which are referred to as “covered funds.” The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Bank. The Final Rules were effective on April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. In addition, the FRB recently granted an extension until July 21, 2016 of the conformance period for banking entities to conform investments in and relationships with covered funds that were in place prior to December 31, 2013, and announced its intention to further extend this aspect of the conformance period until July 21, 2017. The Volcker Rule is not expected to have a material impact on the Bank or the Company.

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

Capital Requirements.    The Company and the Bank are subject to various regulatory capital requirements administered by federal and state regulators. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the financial condition of the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (described below), the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. Capital amounts and classifications are also subject to judgments by the regulators regarding qualitative components, risk weightings, and other factors.

On July 2, 2013, the FRB approved a final rule that establishes an integrated regulatory capital framework that addresses shortcomings in certain capital requirements. The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. The major provisions of the new rule applicable to us are:

•

The new rule implements higher minimum capital requirements, includes a new common equity Tier1 capital requirement, and establishes criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. These enhancements will improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions. The new minimum capital to risk-weighted assets (RWA) requirements are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0%, which is an increase from 4%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%. The new rule maintains the general structure of the current prompt corrective action (PCA) framework while incorporating these increased minimum requirements.

•

The new rule improves the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in Tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets (MSAs), deferred tax assets (DTAs), and certain investments in the capital of unconsolidated financial institutions. In addition, the new rule requires that most regulatory capital deductions be made from common equity Tier 1 capital.

•

Under the new rule, to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements will begin on January 1, 2016. A banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The new rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the PCA well-capitalized thresholds.

•

The new rule also increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

On July 9, 2013, the FDIC confirmed that it would join in the Basel III standards and, on September 10, 2013, issued an “interim final rule” applicable to the Bank that is identical in substance to the final rules issued by the FRB described above. The Bank is required to comply with the interim final rule beginning on January 1, 2015.

Also, as described above, the Bank is subject to a Consent Order issued by the FDIC and the North Carolina Commissioner of Banks. The Consent Order requires that the Bank maintain capital levels in excess of normal statutory minimums, including a leverage capital ratio of at least 8% and a total capital risk-based capital ratio of at least 10%.

Prompt Corrective Regulatory Action.    Under the Federal Deposit Insurance Corporation Improvement Act of 1991, the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy the minimum capital requirements discussed above, including a leverage limit, a risk-based capital requirement, a common equity Tier 1 capital requirement (applicable beginning January 1, 2015), and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A “significantly undercapitalized” institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution’s ratio of tangible capital to total assets falls below the “critical capital level” established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

Under the implementing regulations, the federal banking regulators, including the FDIC, generally measure an institution’s capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the Bank’s actual capital ratios and the required capital ratios for the various prompt corrective action categories as of December 31, 2014. Please note that, in order to be considered “well capitalized,” a bank must not only satisfy the capital ratio requirements set forth in the table below, but must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC to meet and maintain a specific capital level for any capital measure. As described above, the Bank is subject to a Consent Order issued by the FDIC and the North Carolina Commissioner of Banks. The Consent Order requires that the Bank maintain capital levels in excess of normal statutory minimums, including a leverage capital ratio of at least 8% and a total capital ratio of at least 10%. As long as the Consent Order is in place, the Bank will not be considered “well capitalized” under FDIC regulations, even if its capital ratios satisfy the requirements for that designation.

Capital Requirements as of December 31, 2014 (pre-Basel III implementation)

	Actual	Adequately Well Capitalized	Capitalized	Significantly Undercapitalized	Undercapitalized
Total risk-based capital ratio	16.16%	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%
Tier 1 risk-based capital ratio	14.90%	6.0% or more	4.0% or more	Less than 4.0%	Less than 3.0%
Leverage ratio	11.46%	5.0% or more	4.0% or more*	Less than 4.0%*	Less than 3.0%

*	3.0% if institution has the highest regulatory rating and meets certain other criteria.

The table above presents the required capital ratios as they were on December 31, 2014. On January 1, 2015, the Basel III regulatory capital requirements went into effect. As shown in the table below, the Basel III requirements include a new common equity Tier 1 capital requirement. In addition, the new rules require a minimum Tier 1 risk-based capital ratio of 6.0% (formerly 4.0%). In order to be considered “well capitalized,” the Basel III regulations require a Tier 1 risk-based capital ratio of 8.0% (formerly 6.0%).

Capital Requirements as of January 1, 2015 (reflecting Basel III standards)

	Well Capitalized	Adequately Capitalized	Undercapitalized	Significantly Undercapitalized
Total risk-based capital ratio	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%
Tier 1 risk-based capital ratio	8.0% or more	6.0% or more	Less than 6.0%	Less than 4.0%
Leverage ratio	5.0% or more	4.0% or more	Less than 4.0%	Less than 3.0%
Common equity Tier 1 risk-based capital ratio	6.5% or more	4.5% or more	Less than 4.5%	Less than 4.0%

A “critically undercapitalized” institution is defined as one that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as Tier 1 capital plus non-Tier 1 perpetual preferred stock. The FDIC may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any regulatory rating category.

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

Reserve Requirements.    Under the FRB’s regulations, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. Under regulations in effect at December 31, 2014, no reserves were required to be maintained on the first $13.3 million of transaction accounts, but reserves equal to 3.0% were required to be maintained on the aggregate balances of those accounts between $13.3 million and $89.0 million, and reserves equal to 10.0% were required to be maintained on aggregate balances in excess of $89.0 million. The FRB may adjust these percentages from time to time. Effective January 22, 2015, no reserves are required to be maintained on the first $14.5 million of transaction accounts, but reserves equal to 3% must be maintained on the aggregate balances of those accounts between $14.5 million and $103.6 million, and reserves equal to 10% must be maintained on aggregate balances in excess of $103.6 million. Because the Bank’s reserves are required to be maintained in the form of vault cash or in an account at a Federal Reserve Bank or with a qualified correspondent bank, one effect of the reserve requirement is to reduce the amount of our assets that are available for lending and other investment activities.

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

In general, the Sarbanes-Oxley Act mandated important corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process, and it created a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

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

Item 2. Properties.

As of December 31, 2014, we owned the facilities housing six of our banking offices, and we leased the facilities housing our remaining two offices. In addition, we own an operations center which houses the finance, deposit operations, information technology, and loan administration departments of the Bank. Each of our banking offices is in good condition and fully equipped for our purposes. On December 31, 2014, our investment in premises and equipment (cost less accumulated depreciation) was approximately $10.8 million.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Stock; Dividends.    During the year ended December 31, 2014, our common stock has been quoted under the symbol “BCAR” on the OTCQB marketplace operated by OTC Markets Group, Inc. The following table shows the reported high and low bid prices for shares of our common stock on the OTCQB marketplace and cash dividends declared on our common stock for each calendar quarter during 2014 and 2013:

	Bid price range		Cash Dividends Declared
Quarter	High	Low
2014 Fourth	$0.75	$0.12	$—
Third	1.35	0.45	—
Second	0.56	0.42	—
First	0.84	0.45	—

	Bid price range		Cash Dividends Declared
Quarter	High	Low
2013 Fourth	$0.90	$0.54	$—
Third	1.55	0.41	—
Second	0.64	0.34	—
First	0.61	0.17	—

On December 31, 2014, there were approximately 1,850 total shareholders of our common stock, including 980 shareholders of record and approximately 870 holders whose shares were in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans.    This information is included under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Recent Sales of Unregistered Securities.    On July 15, 2014, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain institutional and other accredited investors, including entities controlled or advised by, or affiliated with the following: Wellington Management Company LLP; FJ Capital Management, LLC; EJF Capital Management; The Family Office; RMB Capital Management LLC; JCSD Partners; Siena Capital Partners; PRB Investors; Sandler O’Neill Asset Management, LLC (now Maltese Capital Management, LLC); Tricadia Capital Management; and Allstate Investments (the “Investors”). The Purchase Agreement was entered into by the Company in connection with a private placement of its common stock in which the Company issued and sold to the Investors, as well as other investors who were not a party to the Purchase Agreement, a total of 458,132,991 shares (the “Shares”) of the Company’s common stock, no par value per share, at a sales price of $0.10 per share, for an aggregate purchase price of $45,813,299.10.

The private placement closed on July 16, 2014. The issuance and sale of the Shares was exempt from registration under the Securities Act, pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D as promulgated thereunder, as a transaction by an issuer not involving a public offering.

FIG Partners, LLC, Atlanta, Georgia, served as placement agent in the private placement, and The Hutchison Company, Durham, North Carolina, served as the Company’s financial advisor in connection with the transaction. The Company paid FIG Partners a placement agent fee of $1,723,431.96 and paid The Hutchison Company a financial advisory fee of $390,107.99.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The notes to our audited financial statements for the years ended December 31, 2014, 2013, and 2012 contain a summary of our significant accounting policies. We believe our policies with respect to methodology for the determination of our allowance for loan losses, and our asset impairment judgments, such as the recoverability of other real estate values, involve a higher degree of complexity and require us to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, we consider the policies related to those areas critical.

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

Management’s determination of the realization of the net deferred tax asset is based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income and the implementation of various tax plans to maximize realization of the deferred tax asset. As of December 31, 2014, a $17.5 million valuation allowance has been established primarily due to the possibility that all of the deferred tax asset associated with the allowance for loan losses may not be realized. See Note 11 Income Taxes in the notes to the audited consolidated financial statements for further disclosure on this matter.

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

Overview

The Company completed a private placement of common stock resulting in gross proceeds of approximately $45.8 million on July 16, 2014. In connection with the private placement, the Company repurchased all 13,179 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued under the Capital Purchase Program from the U.S. Treasury for a cash payment of $3.3 million. The Treasury also agreed to waive any unpaid dividends on the Series A Preferred Stock, and to cancel the warrant to purchase 475,204 shares of the Company’s common stock held by the Treasury. The Company also repurchased all of its floating rate trust preferred securities issued through its subsidiary, Bank of the Carolinas Trust I, from the holders of those securities for an aggregate cash payment of $1.75 million. The holders of the trust preferred securities agreed to forgive any unpaid interest on the securities. The Company also agreed to repurchase a subordinated note from the holder of the note for a cash payment of $1.35 million. The noteholder agreed to forgive any unpaid interest on the note. As of December 31, 2014, the Company and its subsidiaries have no debt obligations. The Company injected $34.8 million from the private placement into the Company’s banking subsidiary.

Our net income available to common shareholders was $10.4 million for 2014 compared to net loss available to common shareholders of $2.3 million for 2013 and $5.5 million for 2012. The loss in 2012 was driven by substantial increases in loan loss provisions due to deterioration in our loan portfolio, significant losses and net operating expenses associated with foreclosed real estate, as well as lost interest revenue caused by elevated levels of nonperforming assets. In 2013 and 2014, significant improvements were made in levels of nonperforming assets compared to 2012. The increase in net income in 2014 was primarily due to the gain on redemption of preferred stock. Also, after completion of the private placement in 2014, FDIC insurance premiums have been significantly reduced which we believe will decrease our non-interest expense.

An increased loan demand in 2013 led to an increase of $8.1 million in our loan portfolio over the prior year. In 2014, our loan portfolio remained relatively constant throughout the year. Given the prominence of real estate loans in our lending activities, it has been and continues to be a challenge to generate quality credit in sufficient volume to outpace payments.

We strive to serve the financial needs of small to medium-sized businesses and individuals in our market area, offering an array of financial products emphasizing superior customer service.

Real estate secured loans, including construction loans and loans secured by existing commercial and residential properties, made up almost 90% of our loan portfolio at December 31, 2014, with the remainder of our loans consisting of commercial and industrial loans and loans to individuals. We also offer certain loan products through associations with various mortgage lending companies. Through these associations, we originate 1-4 family residential mortgages, at both fixed and variable rates. We earn fees for originating these loans and transferring the loan package to the mortgage lending companies.

The deposit services we offer include small business and personal checking accounts, savings accounts, money market checking accounts and certificates of deposit. The Company concentrates on providing customer service to build its customer deposit base.

Additional funding includes advances from the Federal Home Loan Bank and federal funds lines of credit from correspondent banks.

Over 90% of our net revenue (net interest income plus noninterest income) in 2014 consisted of net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. Therefore, the levels of interest rates and our ability to effectively manage the effect that changes in interest rates have on net interest income can have a significant impact on revenue and results of operations. Results of operations may also be materially affected by our provision for loan losses, which was much higher during 2012 than our long-term trend. In 2013 and 2014, our provision for loan losses reflected a recovery. Service charges and fee income generated from customer services represented less than 10% of revenue in each of the past two years and represents an area of potential revenue growth. Noninterest expense is the third major driver of operating results along with net interest income and the provision for loan losses. Total noninterest expenses absorbed over 103% of our revenue in 2014 and 120% in 2013. Noninterest expenses include compensation and employee benefits, occupancy and equipment expenses, FDIC insurance premiums, expenses related to foreclosed real estate, professional services, expenditures for data processing services and various other costs of doing business. In addition, due to the establishment of the valuation allowance against the deferred tax asset in 2011, there was a tax expense of $942,000 in 2013. In 2014, an income tax expense of $200,000 was incurred at the holding company state income tax level due to the gain on extinguishment of debt.

Regulatory Action

Consent Order with FDIC and North Carolina Commissioner of Banks.    The Bank entered into a Stipulation to the Issuance of a Consent Order (the “Stipulation”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the North Carolina Office of the Commissioner of Banks (the “Commissioner”) and the FDIC and the Commissioner issued the related Consent Order (the “Order”), effective April 27, 2011. The description of the Stipulation and the Order set forth below is qualified in its entirety by reference to the Stipulation and the Order, copies of which are included as exhibits 10.13 and 10.14 to this Form 10-K, and incorporated herein by reference.

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

Capital Requirements.    While the Order is in effect, the Bank must maintain a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 10%. If the Bank’s capital ratios are below these levels as of the date of any call report or regulatory examination, the Bank must, within 30 days from receipt of a written notice of capital deficiency from its regulators, present a plan to increase capital to meet the requirements of the Order. At December 31, 2014, the Bank was in compliance with the capital requirements contained in the Order.

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

Written Agreement with the Federal Reserve Bank of Richmond.    The Company entered into a written agreement (the “Agreement”) with the Federal Reserve Bank of Richmond on August 26, 2011. The description of the Agreement set forth below is qualified in its entirety by reference to the Agreement, a copy of which is included as exhibit 10.15 to this Form 10-K, and is incorporated herein by reference.

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

Debt and Stock Redemption.    The Agreement requires that the Company and any non-bank subsidiary of the Company not, directly or indirectly, incur, increase or guarantee any debt without the prior written approval of the Federal Reserve Bank of Richmond. The Agreement also requires that the Company not, directly or indirectly, purchase or redeem any shares of its capital stock without the prior written approval of the Federal Reserve Bank of Richmond.

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

Financial Condition at December 31, 2014 and December 31, 2013

Total assets at December 31, 2014, decreased by $38.2 million or 9.0% to $385.5 million compared to $423.7 million at December 31, 2013. We had earning assets of $352.8 million at December 31, 2014 consisting of $275.5 million in accruing loans, $40.3 million in investment securities and $37.0 million in interest-bearing deposits in banks. Stockholders’ equity was $47.1 million at December 31, 2014 compared to $1.7 million at December 31, 2013, which was primarily due to the sale of common stock.

Loans.    Total loans increased by $100,000 or 0.04% during the twelve months of 2014, from $278.5 million on December 31, 2013 to $278.6 million at December 31, 2014. On December 31, 2014, real estate loans made up 90.3% of total loans while commercial non-real estate loans comprised another 8.3% of the portfolio, compared to 92.5% and 6.3% in the prior year. Total loans represented 72.3% and 65.3% of our total assets on December 31, 2014 and 2013, respectively.

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, our loan portfolio yielded 4.63% for the year ending December 31, 2014 as compared to an average yield of 4.76% during 2013.

The following table contains selected data relating to the composition of our loan portfolio by type of loan on the dates indicated.

Table I.

Analysis of Loan Portfolio (dollars in thousands)

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential 1-4 family	$88,990	31.94%	$84,855	30.47%	$72,595	26.85%	$78,631	25.54%	$78,750	21.51%
Commercial real estate	111,195	39.91	117,463	42.18	110,527	40.88	126,849	41.20	161,839	44.20
Construction and development	23,081	8.29	27,049	9.71	28,976	10.72	33,081	10.74	35,310	9.64
Home equity	28,207	10.12	28,217	10.12	29,462	10.89	29,727	9.65	31,465	8.59

Total real estate loans	251,473	90.26	257,584	92.48	241,560	89.34	268,288	87.13	307,364	83.94
Commercial business loans	23,105	8.29	17,428	6.26	22,992	8.50	34,271	11.13	51,581	14.09
Consumer loans:
Installment	3,065	1.10	2,554	0.92	3,158	1.17	3,490	1.13	4,300	1.17
Other	967	0.35	944	0.34	2,664	0.99	1,858	0.61	2,908	0.80

Total loans	278,610	100.00%	278,510	100.00%	270,374	100.00%	307,907	100.00%	366,153	100.00%

Allowance for loan losses	(5,126)		(6,015)		(6,890)		(8,101)		(6,863)

Total loans, net	$273,484		$272,495		$263,484		$299,806		$359,290

The following table reflects the scheduled maturities of commercial real estate loans, construction and development loans, and commercial business loans (dollars in thousands):

	December 31, 2014
	1 year or less	After 1 year but within 5 years	After 5 years	Total
Commercial real estate loans	$20,253	$55,996	$34,946	$111,195
Constructions and development loans	4,827	9,317	8,937	23,081
Commercial business loans	6,218	13,095	3,792	23,105

Total	$31,298	$78,408	$47,675	$157,381

The following table reflects the scheduled maturities of all fixed and variable interest rate loans (dollars in thousands):

	December 31, 2014
	1 year or less	After 1 year but within 5 years	After 5 years	Total
Loans with fixed interest rates	$28,119	$98,335	$102,758	$229,212
Loans with variable interest rates	12,363	10,979	26,056	49,398

Total	$40,482	$109,314	$128,814	$278,610

Allowance for Loan Losses.    On December 31, 2014, our allowance for loan losses totaled approximately $5.1 million and amounted to 1.84% of total loans and 162.9% of our nonperforming loans. This compares to an allowance for loan losses of $6.0 million, or 2.16% of total loans and 125.6% of nonperforming loans at December 31, 2013 and $6.9 million, or 2.55% of total loans and 89.1% of nonperforming loans as of December 31, 2012.

The following table contains an analysis of our allowance for loan losses for the time periods indicated.

Table II.

Summary of Loan Loss Experience (dollars in thousands)

	Year ended December 31,
	2014	2013	2012	2011	2010
Balance at beginning of year	$6,015	$6,890	$8,101	$6,863	$8,167
Provision for loan losses	(967)	(2,039)	2,359	17,565	6,441
Charge-offs:
Residential mortgage	(189)	(897)	(1,233)	(3,125)	(1,041)
Commercial real estate	(104)	(544)	(1,804)	(7,339)	(1,090)
Construction and development	(719)	(248)	(1,118)	(1,256)	(1,006)
Commercial business	(57)	(115)	(453)	(5,310)	(4,561)
Installment	(34)	(51)	(76)	(150)	(233)

Total charge-offs	(1,103)	(1,855)	(4,684)	(17,180)	(7,931)

Recoveries:
Residential mortgage	148	689	126	118	3
Commercial real estate	112	573	116	101	28
Construction and development	59	22	169	145	94
Commercial business	836	1,698	671	470	23
Installment	26	37	32	19	38

Total recoveries	1,181	3,019	1,114	853	186

Net (charge-offs) recoveries	78	1,164	(3,570)	(16,327)	(7,745)

Balance at end of year	$5,126	$6,015	$6,890	$8,101	$6,863

Ratio of net charge-offs (recoveries) during period to average loans outstanding	-0.03%	-0.42%	1.24%	4.78%	2.08%
Ratio of allowance for loan losses to non-performing loans	162.9%	125.6%	89.1%	42.5%	27.8%
Ratio of allowances for loan losses to total loans	1.84%	2.16%	2.55%	2.63%	1.87%

During 2014, we experienced net loan recoveries of $78,000, compared to net loan recoveries of $1.2 million in 2013 and net loan charge-offs of $3.6 million in 2012. These levels of net recoveries and charge-offs produced net recovery ratio of 0.03% for 2014 and 0.42% for 2013 and a net loss ratio of 1.24% for 2012. The net loss ratio for 2012 was substantially higher than our longer-term trend which contributed to increased loan loss provisions. The deterioration in our loan portfolio, as evidenced by rising loss ratios and nonperforming loans, resulted in the increases in our allowance for loan losses for 2011. By late 2012, our nonperforming loans had decreased significantly compared to the two prior years and we had our first quarter of net loan recoveries in five years. In 2013 and 2014, continued efforts reduced nonperforming loans to loss ratios that were comparable to our peers and full years of net recoveries.

An analysis of the allowance for loan losses for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 is contained in the following table:

Table III.

Allocation of Allowance for Loan Losses (1) (dollars in thousands)

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
Residential, 1-4 family	$1,235	24.09%	$1,218	20.25%	$1,267	18.39%	$1,168	16.95%	$1,078	15.71%
Commercial real estate	2,147	41.89	2,105	35.00	2,210	32.08	2,421	35.14	1,154	16.81
Construction and development	603	11.76	635	10.56	806	11.70	719	8.88	667	9.72
Home equity	609	11.88	332	5.51	314	4.55	279	4.05	459	6.69

Total real estate loans	4,594	89.62	4,290	71.32	4,597	66.71	4,587	65.02	3,358	48.93
Commercial business loans	324	6.32	176	2.93	1,209	17.55	2,247	32.61	2,252	32.81
Consumer loans	44	0.86	44	0.73	98	1.42	143	2.08	161	2.35
Other	5	0.10	—	—	—	—	—	—	—	—
Unallocated	159	3.10	1,505	25.02	986	14.31	1,124	13.86	1,092	15.91

Total allowance for loan losses	$5,126	100.00%	$6,015	100.00%	$6,890	100.00%	$8,101	100.00%	$6,863	100.00%

(1)	The allowance has been allocated on an approximate basis. The entire amount of the allowance is available to absorb losses occurring in any category. The allocation is not necessarily indicative of future losses.

Asset Quality.    Credit risks are inherent in making loans. We assess these risks and attempt to manage them effectively by adhering to internal credit underwriting policies and procedures. These policies and procedures include officer and customer limits, periodic loan documentation review and follow up on exceptions to credit policies. A loan is placed in non-accrual status when, in our judgment, the collection of interest appears doubtful. Nonperforming assets are defined as nonaccrual loans, loans contractually past due for more than 90 days but still accruing interest, and foreclosed or idled properties. At December 31, 2014, the Company’s non-performing assets totaled $4.3 million, or 1.52% of loan-related assets, compared to $6.0 million, or 2.15% of loan-related assets at December 31, 2013.

On December 31, 2014, we had no loans that were delinquent over 90 days and still accruing interest, and $3.1 million that were in non-accrual status. Interest accrued, but not recognized as income on non-accrual loans, was approximately $37,000 during 2014. On December 31, 2013, we had no loans that were delinquent over 90 days and still accruing interest, and $4.8 million that were in non-accrual status. Interest accrued, but not recognized as income on non-accrual loans, was approximately $170,000 during 2013.

“Other real estate owned,” also referred to as “OREO,” generally consists of all real estate, other than bank premises, that is owned or controlled by a financial institution, including real estate acquired through foreclosure. Financial institutions such as the Company typically acquire OREO through foreclosure or a deed in lieu of foreclosure after a borrower defaults on a loan.

Other real estate owned at December 31, 2014 amounted to $1.1 million compared to $1.2 million as of December 31, 2013. Other real estate is carried at the lower of cost or estimated net realizable value. During the years ended December 31, 2014 and 2013, $1.2 million and $953,000 of real property, respectively, was foreclosed on and transferred to OREO. Properties transferred to OREO are initially recorded at the fair value of the property, less estimated costs to sell the property at the date of the foreclosure. The $1.2 million and $953,000 transferred to OREO in 2014 and 2013 represents the fair value of the properties at the date of transfer. As a result of obtaining the fair values of these properties prior to transferring them to OREO, the Company charged $7,000 to the allowance for loan losses in 2014 and $539,000 to the allowance for loan losses in 2013. As noted above, the Company also considers the estimated costs to sell a property when transferring a property to OREO. The Company takes the following factors into consideration when estimating the costs to sell a property:

-	potential discount for liquidation,

-	prior liens on the property,

-	taxes,

-	sales commissions, and

-	closing expenses.

The estimated cost to sell a property is subtracted from the fair value of the property prior to transferring the property to OREO.

The following table provides a roll-forward of OREO for the periods ended December 31, 2014, 2013, and 2012:

Table IV.

OREO Rollforward (dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Beginning Balance	$1,233	$4,976	$8,524
Additions from Transfers In	1,188	953	5,823
Valuation Adjustments	(103)	(539)	(2,040)
Sales Proceeds	(1,290)	(4,080)	(7,523)
Net Gains (Losses)	80	(77)	192

Ending Balance	$1,108	$1,233	$4,976

In April 2011, the Company established a special assets department to provide expertise in the areas of problem loans and OREO. This department revised the Company’s procedures with respect to foreclosed properties. Previously, when a property was in foreclosure, the balance of the loan was transferred to OREO. Losses on the OREO property were taken upon the sale of the property. As a result, the charge-off did not become part of the loss history of the loan. The special assets department implemented changes such that management now obtains updated fair values for properties and prepares an impairment analysis when there is an indication that the loan is problematic. Any resulting impairment is charged to the allowance for loan losses and becomes part of the loan’s loss history. The Company conducts an annual review of problem loans to ensure that proper fair value is recognized.

The following table summarizes information regarding our nonperforming assets on December 31, 2014, 2013, 2012, 2011, and 2010.

Table V.

Nonperforming Assets (dollars in thousands)

	At December 31,
	2014	2013	2012	2011	2010
Loans accounted for on a nonaccrual basis:
Real estate loans:
Mortgage	$738	$1,276	$2,491	$6,875	$4,071
Commercial	682	2,192	4,153	9,167	15,176
Construction and development	1,550	851	880	1,764	2,274

Total real estate loans	2,970	4,319	7,524	17,806	21,521
Commercial business customers	171	463	202	1,246	3,068
Installment	5	6	7	10	101

Total nonaccrual loans	3,146	4,788	7,733	19,062	24,690
Accruing loans which are contractually past due 90 days or more	—	—	—	—	—

Total nonperforming loans	3,146	4,788	7,733	19,062	24,690
Other real estate owned	1,108	1,233	4,976	8,524	8,314

Total nonperforming assets	$4,254	$6,021	$12,709	$27,586	$33,004

Total nonperforming loans as a percentage of loans	1.13%	1.72%	2.86%	6.19%	6.74%
Total nonperforming assets as a percentage of loans and other real estate owned	1.52%	2.15%	4.62%	8.72%	8.81%
Total nonperforming assets as a percentage of total assets	1.10%	1.42%	2.91%	5.68%	6.17%

Investment Securities.    Our investment securities totaled $40.3 million at December 31, 2014 and $90.3 million at December 31, 2013. Our investment portfolio includes U.S. Government Agency bonds, mortgage backed securities, and state and municipal bonds, all of which are classified as available for sale. Available for sale securities are carried at fair value.

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

Table VI.

Investment Securities (dollars in thousands)

	December 31,
	2014	2013	2012
U.S. Government agency securities	$4,985	$40,930	$48,118
State and municipal securities	6,155	10,181	10,326
Mortgage-backed securities	29,208	38,204	46,492
Corporate securities	—	1,000	1,995

Total	$40,348	$90,315	$106,931

The following tables summarize information regarding the scheduled maturities, amortized cost, and weighted average yields on a tax equivalent basis for our investment securities portfolio on December 31, 2014 and 2013.

Table VII.

Investment Securities (dollars in thousands)

At December 31, 2014:

	1 year or less		Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
U.S. Government agency securities	$89	4.29%	$1,101	3.79%	$3,705	2.41%	$—	—%	$4,895	2.76%
State and municipal securities	—	—	505	2.30	5,664	2.85	—	—	6,169	2.81
Mortgage-backed securities	—	—	—	—	156	5.61	28,965	2.36	29,121	2.38

Total investment securities	$89	4.29%	$1,606	3.32%	$9,525	2.73%	$28,965	2.36%	$40,185	2.49%

At December 31, 2013:

	1 year or less		Over 1 to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
U.S. Government agency securities	$19,000	1.38%	$1,681	3.78%	$13,810	2.20%	$9,586	2.58%	$44,077	1.99%
State and municipal securities	—	—	508	2.50	10,079	2.69	572	2.38	11,159	2.67
Mortgage-backed securities	—	—	—	—	200	6.03	39,258	2.43	39,458	2.44
Corporate securities	—	—	1,000	3.75	—	—	—	—	1,000	3.75

Total investment securities	$19,000	1.38%	$3,189	3.57%	$24,089	2.44%	$49,416	2.46%	$95,694	2.28%

Deposits.    Our deposit service offerings include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. On December 31, 2014, total deposits were $336.6 million compared with $366.2 million on December 31, 2013. During the year, there were increases in noninterest-checking, money market, and savings deposits, with decreases in interest-checking and time deposits.

Under FDIC regulations and the terms of the regulatory consent order discussed under the heading “Regulatory Action” above, we may not currently solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yield on insured deposits of comparable maturity in our market area or the market area where the deposits are being solicited.

On December 31, 2014 and 2013, there were no brokered deposits. Under FDIC regulations and the terms of the regulatory consent order discussed under the heading “Regulatory Action” above, we may not accept, renew, or roll over any brokered deposits unless it is in compliance with the requirements of the FDIC regulations governing brokered deposits. These regulations prohibit undercapitalized institutions from accepting, renewing, or rolling over any brokered deposits. On December 31, 2014, total time deposits issued in denominations of $100,000 or more made up approximately 27.0% of our total deposits as compared to 31.7% as of December 31, 2013 and 31.1% at December 31, 2012.

Retail deposits gathered through our branch network continue to be our principal source of funding. It is our intent to focus our efforts and marketing resources on the growth of our deposit base as we believe this to be the most effective long term strategy for profitable growth.

The following table summarizes our average deposits for the years ended December 31, 2014 and 2013.

Table VIII.

Deposit Mix (dollars in thousands)

	For the Years ended December 31,
	2014		2013
	Average Balance	Average Cost	Average Balance	Average Cost
Interest-bearing deposits:
Interest-checking deposits	$41,723	0.22%	$39,910	0.34%
Money market and savings deposits	112,179	0.44	110,542	0.49
Time deposits	171,725	0.81	178,882	0.91

Total interest-bearing deposits	325,627	0.61	329,334	0.70
Noninterest-bearing demand deposits	35,479		35,365

Total deposits	$361,106	0.55%	$364,699	0.63%

The following table contains an analysis of our time deposits of $100,000 or more at December 31, 2014 and 2013.

	December 31,
	2014	2013
	(dollars in thousands)
Remaining maturity of three months or less	$27,814	$29,553
Remaining maturity of over three to twelve months	33,419	49,084
Remaining maturity of over twelve months	29,657	37,289

Total time deposits of $100,000 or more	$90,890	$115,926

Borrowed Funds.    The following table summarizes our borrowings at December 31, 2014 and 2013.

Table IX.

Borrowed Funds (dollars in thousands)

	At December 31,
	2014		2013
	Outstanding Balance	Average Rate	Outstanding Balance	Average Rate
Federal funds purchased and securities sold under overnight repurchase agreements	$491	0.14%	$388	0.10%
Securities sold under term repurchase agreements	—	—	45,000	4.38
Trust preferred securities	—	—	5,155	3.19
Subordinated debt	—	—	2,700	4.00

Total borrowed funds	$491	0.14%	$53,243	4.21%

The following table presents our average balances as well as the average cost associated with those balances for the specified periods.

	For the years ended December 31,
	2014		2013
	Average Balance	Average Cost	Average Balance	Average Cost
Federal funds purchased and securities sold under overnight repurchase agreements	$491	0.20%	$805	0.12%
Securities sold under term repurchase agreements	24,356	4.38	45,000	4.38
Trust preferred securities	2,768	3.54	5,155	3.51
Subordinated debt	1,450	4.00	2,700	4.00

Total borrowed funds	$29,065	4.21%	$53,660	4.21%

During 2008, we entered into term repurchase agreements with two money center financial institutions. These two borrowing arrangements totaled $45.0 million in the aggregate and had interest at an effective annual blended rate of 4.38%. These borrowings were secured by marketable investment securities equal to approximately 109.5% of the principal balances outstanding plus accrued interest and the value of an imbedded interest rate cap. The borrowings were repaid as of July 18, 2014. There was prepayment expense of $4.4 million. The security interests in the pledged investment securities were released in connection with the Company’s repayment of these borrowings.

On December 31, 2014, we had no advances from the Federal Home Loan Bank (“FHLB”). At December 31, 2014, we had immediate availability of $6.9 million as we pledged our eligible one-to-four family mortgages, commercial real estate loans and home equity loans with aggregate outstanding principal balances of approximately $9.1 million at that date.

During 2008, the Company issued $5.2 million of junior subordinated debentures to Bank of the Carolinas Trust I (the “Trust”), which, in turn, issued $5.0 million in trust preferred securities having a like liquidation amount and $155,000 in common securities (all of which are owned by the Company). The Company fully and unconditionally guaranteed the Trust’s obligations related to the trust preferred securities. The Trust has the right to redeem the trust preferred securities in whole or in part, on or after March 26, 2013 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, the Trust may redeem the trust preferred securities in whole (but not in part) at any time within 90 days following the occurrence of a tax event, an investment company event or a capital treatment event at a special redemption price (as defined in the debenture). The trust preferred securities bear interest at the annual rate of 90-day LIBOR plus 300 basis points adjusted quarterly. In February 2011, the Company announced its election to defer its regularly scheduled March 2011 interest payment on the junior subordinated debentures related to the trust preferred securities and continued to defer interest payments throughout 2011, 2012, 2013, and 2014.

On July 16, 2014, the Company repurchased all of its floating rate trust preferred securities issued through the Trust from the holders of those securities for an aggregate cash payment of $1.75 million. The holders of the trust preferred securities agreed to forgive any unpaid interest on the securities.

The Company had also issued $2.7 million of subordinated debt in a private transaction with another banking institution. This subordinated note had a floating interest rate equal to 75 basis points over the Prime Rate published by the Wall Street Journal and a maturity date of August 13, 2018.

On July 16, 2014, the Company repurchased the subordinated note representing this debt from the holder of the note for a cash payment of $1.35 million. The noteholder also agreed to forgive any unpaid interest on the note.

Capital Resources.    Total stockholders’ equity increased by $45.3 million to $47.1 million on December 31, 2014, compared to $1.7 million on December 31, 2013. The Company completed a private placement of common stock resulting in gross proceeds of approximately $45.8 million on July 16, 2014.

In connection with the private placement, the Company repurchased all 13,179 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued under the Capital Purchase Program from the U.S. Treasury for a cash payment of $3.3 million. The Treasury also agreed to waive any unpaid dividends on the Series A Preferred Stock, and to cancel the warrant to purchase 475,204 shares of the Company’s common stock held by the Treasury. As noted above, the Company also repurchased all of its trust preferred securities and a subordinated note held by another financial institution in connection with the closing of the private placement. The Company invested $34.8 million into its banking subsidiary.

Off-Balance Sheet Transactions.    Certain financial transactions are entered into by the Company in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions as of December 31, 2014 and 2013 were commitments to extend credit and financial letters of credit. Except as disclosed in this report, the Company does not have any ownership interest in any off-balance sheet subsidiaries or special purpose entities.

	December 31,
	2014	2013
	(In thousands)
Unfunded loan commitments	$29,549	$29,553
Financial standby letters of credit	209	181

Total unused commitments	$29,758	$29,734

Commitments to extend credit to customers represent legally binding agreements with fixed expiration dates. Since many of these commitments expire without being funded, the commitment amounts do not necessarily represent liquidity requirements.

Contractual Obligations.    The following disclosure shows the contractual obligations that the Company had outstanding at December 31, 2014.

	Total payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Time deposits	$147,045	$97,337	$45,788	$3,920	$—
Leases	330	214	116	—	—

Total	$147,375	$97,551	$45,904	$3,920	$—

Comparison of Results of Operations for the Years Ended December 31, 2014, 2013, and 2012

Net Income (Loss).    Net income available to common shareholders was $10.4 million or $0.05 per diluted common share for the year ended December 31, 2014, compared to a net loss of $2.3 million or $0.60 per diluted common share for the year ended December 31, 2013 and net loss for the year ended December 31, 2012 of $5.5 million, or $1.42 per diluted common share. The increase in net income in 2014 was primarily due to the gain on redemption of preferred stock. As noted earlier, the principal reason for the losses incurred in 2012 was related to deterioration in our loan portfolio which resulted in materially higher loan loss provisions and increased expenses related to the ownership and disposal of foreclosed real estate. In 2013 and 2014, the provision for loan loss reported a recovery and the Company experienced increased performance in the loan portfolio.

Income tax expense was $200,000, $942,000 and $0 during the years ended December 31, 2014, 2013, and 2012. Pretax income and changes in the valuation allowance on net deferred tax assets were the primary reasons for changes in income tax expense each year.

Net Interest Income.    Our primary source of revenue is net interest income, which is the difference between interest income generated by our interest-earning assets (primarily loans and investment securities) and interest expense on interest-bearing liabilities (primarily deposits and borrowed funds). Net interest income increased $811,000 to $11.5 million in 2014 from 2013 after decreasing $908,000 from 2012. Our net interest margin increased in 2014 to 3.01% compared to a constant 2.72% during 2013 and 2012. Our net interest spread increased to 2.94% in 2014 from 2.70% in 2013 and from 2.68% in 2012. The volatility in our net interest margin and net interest spread and resulting net interest income over the past three years has been primarily due to the declines in short-term rates brought about by very aggressive Federal Reserve policies, declining total balances of loans and investments.

Table X summarizes the average balances of our various categories of assets and liabilities and their associated yields or costs for the years ended December 31, 2014, 2013, and 2012.

Table X.

Summary of Net Interest Income and Average Balances (dollars in thousands)

	December 31, 2014			December 31, 2013			December 31, 2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Interest-earning assets:
Loans	$278,839	$12,924	4.63%	$272,614	$12,978	4.76%	$287,764	$14,303	4.97%
Investment securities	68,972	1,644	2.38	95,569	2,156	2.26	108,990	2,669	2.45
Other interest-earning assets	33,276	90	0.27	22,671	74	0.33	28,631	77	0.27

Total interest-earning assets	381,087	14,658	3.85%	390,854	15,208	3.89%	425,385	17,049	4.01%

Other assets, net	34,482			36,935			39,156

Total assets	$415,569			$427,789			$464,541

Interest bearing liabilities:
Interest-checking deposits	$41,723	91	0.22%	$39,910	137	0.34%	$37,421	142	0.38%
Money Market and Savings deposits	112,179	492	0.44	110,542	543	0.49	105,141	575	0.55
Time deposits	171,725	1,393	0.81	178,882	1,621	0.91	218,492	2,508	1.15

Total interest-bearing deposits	325,627	1,976	0.61	329,334	2,301	0.70	361,054	3,225	0.89
Borrowed funds	29,065	1,223	4.21	53,660	2,259	4.21	53,201	2,268	4.26

Total Interest-bearing liabilities	354,692	3,199	0.90	382,994	4,560	1.19	414,255	5,493	1.33

Noninterest-bearing demand deposits	35,479			35,365			37,555
Other liabilities	2,044			2,068			2,243
Stockholders’ Equity	23,354			7,362			10,488

Total liabilities and stockholders’ equity	$415,569			$427,789			$464,541

Net interest income & interest rate spread		$11,459	2.94%		$10,648	2.70%		$11,556	2.68%

Net yield on average interest-earning assets			3.01%			2.72%			2.72%

Ratio of average interest-earning assets to average interest-bearing liabilities			107.44%			102.05%			102.69%

Non-accrual loans are included in the table for the years ended December 31, 2014, 2013, and 2012.

Loan fees and late charges of $210,000, $150,000, and $146,000 for 2014, 2013, and 2012, respectively, are included in interest income.

Table XI summarizes the dollar amount of changes in interest income and interest expense for the major components of our interest-earning assets and interest-bearing liabilities during the twelve months ended December 31, 2014, 2013, and 2012. The table shows changes in interest income and expense attributable to volume changes and interest rate changes. The changes attributable to both rate and volume changes have been allocated between the two components on a relative basis. As the table indicates, the increase in net interest income realized in 2014 in comparison to 2013 was the result of the decrease in volume and rates of deposits and borrowings resulting in a positive effect on the current year results.

Table XI.

Volume / Rate Variance Analysis (dollars in thousands)

	Year Ended December 31, 2014 vs. 2013 Increase (Decrease) Due to			Year Ended December 31, 2013 vs. 2012 Increase (Decrease) Due to			Year Ended December 31, 2012 vs. 2011 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$296	$(350)	$(54)	$(755)	$(570)	$(1,325)	$(2,746)	$(349)	$(3,095)
Investment securities	(591)	79	(512)	(332)	(181)	(513)	(154)	(352)	(506)
Other interest-earning assets	32	(16)	16	(15)	12	(3)	27	(9)	18

Total interest income	(263)	(287)	(550)	(1,102)	(739)	(1,841)	(2,874)	(709)	(3,583)

Interest-bearing liabilities:
Deposits	(26)	(299)	(325)	(289)	(635)	(924)	(291)	(871)	(1,162)
Borrowed funds	(1,036)	(0)	(1,036)	20	(29)	(9)	(548)	163	(385)

Total interest expense	(1,062)	(299)	(1,361)	(269)	(664)	(933)	(839)	(708)	(1,547)

Net interest income	$799	$12	$811	$(833)	$(75)	$(908)	$(2,035)	$(1)	$(2,036)

Provision for Loan Losses.    Provisions for loan losses are charged to income in order to maintain the allowance for loan losses at a level we deem appropriate under circumstances known to exist at the balance sheet date. In evaluating the allowance for loan losses, we consider factors that include portfolio size, composition and industry diversification of the portfolio, historical loan loss experience, current levels of impaired and delinquent loans, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The allowance for loan losses expressed as a percentage of total loans was 1.84%, 2.16%, and 2.55% at December 31, 2014, 2013, and 2012, respectively. The allowance included $1.7 million at December 31, 2014, $563,000 at December 31, 2013, and $755,000 at December 31, 2012 allocated to specific loans with principal balances totaling approximately $21.6 million, $24.0 million, and $26.6 million, respectively. See “Critical Accounting Policies”.

The recovery of loan losses decreased 52.6% to a recovery of $967,000 in 2014 from a recovery of $2.0 million in 2013 and decreased from an expense of $2.4 million in 2012. The sizable provision recorded in 2012 was the result of net charge-offs and nonperforming asset levels that were significantly above long-term historic trends on a relative basis.

Losses on loans are charged against the allowance for loan losses. These charge-offs are made in the period in which we determine that the loans in question have become uncollectible. For additional details regarding our methodology for the determination of our allowance for loan losses, see “Critical Accounting Policies” above.

Net loan recoveries for 2014 totaled $78,000 which equates to 0.03% of average loans for the year and a 93.3% decrease from 2013 net recoveries of $1.2 million, which represented 0.42% of average loans outstanding for that year, and a 102.2% decrease from 2012 net charge-offs of $3.6 million, which represented 1.24% of average loans outstanding for that year. For the five years prior to the current credit cycle (2008—2012), our net charge-offs averaged 2.01% of average loans on an annual basis. The following table shows the Company’s net loan charge-offs by loan category for each quarter in 2014, 2013, and 2012:

Table XII.

Net Charge-offs by Quarter (dollars in thousands)

	December 31, 2014					December 31, 2013					December 31, 2012
	1Q	2Q	3Q	4Q	Total	1Q	2Q	3Q	4Q	Total	1Q	2Q	3Q	4Q	Total
Commercial—Non Real Estate	$(32)	$(16)	$(700)	$(31)	$(779)	$(1,281)	$24	$(241)	$(85)	$(1,583)	$180	$81	$(185)	$(294)	$(218)
Commercial Real Estate
Owner occupied	(4)	(3)	(4)	(3)	(14)	204	74	(537)	229	(30)	442	(12)	53	82	565
Income producing	—	—	104	(98)	6	1	—	—	—	1	—	(47)	1,170	—	1,123
Multifamily	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Construction & Development
1—4 Family	—	—	—	—	—	5	—	—	—	5	(1)	—	99	—	98
Other	(2)	670	(4)	(4)	660	(2)	(5)	(2)	209	200	646	(50)	257	(2)	851
Farmland	—	—	—	—	—	8	13	—	—	21	—	—	—	—	—
Residential
Equity Lines	57	20	40	(52)	65	188	(11)	(3)	9	183	14	(1)	5	97	115
1—4 Family	(54)	(3)	(6)	39	(24)	123	(7)	36	(127)	25	54	768	137	33	992
Consumer—Non Real Estate	1	3	5	(1)	8	—	—	10	4	14	10	1	26	7	44

Totals by Quarter	$(34)	$671	$(565)	$(150)	$(78)	$(754)	$88	$(737)	$239	$(1,164)	$1,345	$740	$1,562	$(77)	$3,570

Net loan charge-offs decreased from 2012 to 2013 and decreased again 2013 to 2014. Net loan charge-offs during 2012 were also affected by certain changes in the Company’s policies and procedures with respect to problem loans implemented by the Company’s special assets department. For a description of these policy changes, please refer to the discussion of other real estate owned under the heading “Asset Quality” above. Of the $3.6 million in net charge-offs in 2012, $1.2 million was related to a restructured loan and $2.3 million was related to ten relationships for which the underlying collateral was ultimately sold during the foreclosure process or transferred to other real estate owned. As a result of aggressively addressing our substandard loans, in 2012 we saw a decrease in our net loan-chargeoffs. In 2013, the loan loss provision reflected a specific recovery of a $1.25 million loan that was previously charged off in 2011. In 2014, $719,000 was related to a restructured loan relationship and $700,000 was recovered in a settlement from a loan previously charged off in 2011.

Total nonperforming assets amounted to $4.3 million at December 31, 2014, a decrease of 29.3% from the year-end 2013 total of $6.0 million. Total nonperforming assets as a percent of loan-related assets (loans plus foreclosed real estate) amounted to 1.52% at December 31, 2014 compared to 2.15% as of year-end 2013. For the five year-ends preceding the current credit cycle, nonperforming assets averaged 5.90% of loan-related assets. Nonperforming assets as a percent of total assets was 1.10% of total assets at the end of 2014 compared to 1.42% at December 31, 2013 and 2.91% at December 31, 2012.

Noninterest Income.    In addition to net interest income, we derive revenues from providing a variety of financial services to our customers. Fees from providing these services totaled $1.2 million in 2014, $1.1 million in 2013, and $1.2 million in 2012. The largest component of customer service fees is revenues from deposit services which totaled $606,000 in 2014, $610,000 in 2013, and $620,000 in 2012. While this is a mature and very competitive part of our business, we believe this is an area of opportunity. The fastest growing area of fee revenue is from debit card services. Our revenues in this area increased to over $400,000 for the past three years. Fees from loan services, which primarily includes fees related to real estate loan production, has been insignificant for the last three years as real estate lending slowed.

Other significant components of noninterest income are gains and losses on investment securities and increase in the cash value of life insurance policies we hold on our officer level employees. In 2014, we realized net losses on investment securities of $1.3 million as compared to no gains or losses on investment securities in 2013 and net gains of $2.2 million in 2012. The increase in the cash value of life insurance policies was $346,000 in 2014 compared to $352,000 for 2013 and $359,000 for 2012. The Bank also received net proceeds from a bank owned life insurance policy of $415,000 due to the death of a former officer in 2012. In 2014, the private placement transaction included discounts and interest forgiveness on the Company’s trust preferred securities and subordinated debt in the amount of $5.4 million.

The following is a tabular presentation of our non-interest income for the years ended December 31, 2014, 2013, and 2012.

Table XIII.

Noninterest Income (dollars in thousands)

	2014	2013	2012
Deposit services fees	$606	$610	$620
Card services fees	433	408	418
Loan services fees	27	23	20
Other customer services fees	105	108	118

Total customer services fees	1,171	1,149	1,176
Net gain (loss) on investment securities	(1,275)	—	2,190
Increase in cash value of bank owned life insurance	346	352	359
Net proceeds from bank owned life insurance	—	—	415
Extinguishment of debt	5,443	—	—
All other income	22	28	28

Total noninterest income	$5,707	$1,529	$4,168

Non-interest Expense.    Non-interest expense totaled $17.8 million for the year ended December 31, 2014, an increase of $3.2 million, or 21.7% from the $14.6 million reported for the year ended December 31, 2013, which was a $3.3 million decrease, or 18.5%, below the 2012 amount. The Company prepaid two term repurchase agreements at a prepayment expense of $4.4 million. There were other major factors which contributed to the decrease in certain noninterest expenses in 2014 compared to 2013, including (1) a decrease of $698,000, or 86.2%, in valuation allowances and net operating cost associated with foreclosed real estate, (2) a decrease of $366,000, or 5.7%, in salaries and benefits, and (3) a decrease of $296,000, or 20.3%, in FDIC insurance premiums.

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

During 2014 and 2013, foreclosed property was sold at 105% and 99% of book value, respectively, which were 75% and 58% of original loan book value. At December 31, 2014, we owned 7 OREO properties compared to 11 properties at December 31, 2013.

The following table summarizes the major components of our non-interest expense for the years ended December 31, 2014, 2013, and 2012.

Table XIV.

Noninterest Expenses (dollars in thousands)

	2014	2013	2012
Salaries and employee benefits	$6,071	$6,437	$6,877
Net occupancy expense	1,858	1,787	1,903
FDIC insurance assessments	1,163	1,459	1,600
Data processing	1,026	1,054	989
Professional services	1,054	931	1,425
Telephone and data communications	328	361	383
Advertising and promotional	122	158	92
Postage and courier	131	155	221
Printing and supplies	115	139	154
Valuation allowances and net operating costs associated with foreclosed real estate	112	810	2,417
Debt prepayment penalty	4,353	—	—
All other expenses	1,463	1,338	1,883

Total noninterest expenses	$17,796	$14,629	$17,944

Income Taxes.    There was an income tax provision in 2014 of $200,000 and $942,000 in 2013. The Company continuously updates its evaluation of the likelihood of realization of a net deferred tax asset that had arisen principally as a result of operating losses incurred during the previous five years. Based upon that evaluation, the Company determined that it is unlikely that any significant realization of any portion of the net deferred tax asset is likely to occur within a timeframe that would support a decision to continue to include a net deferred tax asset in the Company’s consolidated balance sheet. As of December 31, 2014 the net deferred tax asset had a zero value as a result of a deferred tax asset of $17.5 million and an allowance of $17.5 million.

Capital Adequacy

The Bank is required to comply with the capital adequacy standards established by the Federal Deposit Insurance Corporation (FDIC). The FDIC has issued risk-based capital and leverage capital guidelines for measuring the adequacy of a bank’s capital, and all applicable capital standards must be satisfied for the Bank to be considered in compliance with the FDIC’s requirements. On December 31, 2014, the Bank’s Total Capital Ratio and Tier 1 Risk-Based Capital Ratio were 16.16% and 14.90%, respectively, both above the minimum levels required by the FDIC’s “well-capitalized” guidelines. On December 31, 2014 our Tier 1 Leverage Capital Ratio was 11.46%, which was also well above the minimum level required by the FDIC’s “well-capitalized” guidelines. As described above, the Bank is subject to a consent order issued by the FDIC and the North Carolina Commissioner of Banks. The consent order requires that the Bank maintain capital levels in excess of normal statutory minimums, including a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 10%. As of December 31, 2014, the Bank had achieved these minimum levels. As long as the consent order is in place, the Bank will not be considered well-capitalized under FDIC regulations, even if its capital ratios satisfy the requirements for that designation.

Revised Capital Requirements.    On July 2, 2013, the Federal Reserve and the Office of the Comptroller of the Currency adopted a final rule that revised the current risk-based and leverage capital requirements for banking organizations. The final rule is a continuation of joint notices of proposed rulemaking originally published in the Federal Register during August 2012.

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

The mandatory compliance date for the Bank was January 1, 2015, with a transition period for the capital conservation buffer until January 1, 2016, and additional transition periods for certain other measures under the new rule.

Management considered these new capital rules during its capital planning in 2014 and will continue to evaluate the effects of the new final rule and the Company’s compliance over the coming quarters.

Liquidity and Interest Rate Sensitivity

Liquidity.    Liquidity management is the process of managing assets and liabilities as well as their maturities to ensure adequate funding for loan and deposit activity. Sources of liquidity come from both balance sheet and off-balance sheet sources. We define balance sheet liquidity as the relationship that net liquid assets have to unsecured liabilities. Net liquid assets is the sum of cash and cash items, less required reserves on demand and NOW deposits, plus demand deposits due from banks, plus temporary investments, including federal funds sold, plus the fair value of investment securities, less collateral requirements related to public funds on deposit and repurchase agreements. Unsecured liabilities is equal to total liabilities less required cash reserves on noninterest-bearing demand deposits and interest-checking deposits and less the outstanding balances of all secured liabilities, whether secured by liquid assets or not. We consider off-balance sheet liquidity to include unsecured federal funds lines from other banks and loan collateral which may be used for additional advances from the Federal Home Loan Bank. As of December 31, 2014 our balance sheet liquidity ratio (net liquid assets as a percent of unsecured liabilities) amounted to 23.25% and our total liquidity ratio (balance sheet plus off-balance sheet liquidity) was 24.67%.

In addition, we have the ability to borrow $10.0 million from the Discount Window of the Federal Reserve subject to our pledge of marketable securities, which could be used for temporary funding needs. We also have the ability to borrow from the Federal Home Loan Bank on similar terms. While we consider these arrangements sources of back-up funding, we do not consider them as liquidity sources because they require our pledge of liquid assets as collateral. We regularly borrow from the Federal Home Loan Bank as a normal part of our business. These advances are secured by various types of real estate-secured loans. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at December 31, 2014 is adequate to meet its operating needs.

Interest Rate Sensitivity.    Our goal is to maintain a neutral interest rate sensitivity position whereby little or no change in interest income would occur as interest rates change. On December 31, 2014, we were cumulatively liability sensitive for the next twelve months, which means that our interest-bearing liabilities would reprice more quickly than our interest bearing assets. Theoretically, our net interest margin will decrease if market interest rates rise or increase if market interest rates fall. However, the repricing characteristics of assets are different from the repricing characteristics of funding sources. Therefore, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

The following table shows the interest rate sensitivity of our balance sheet on December 31, 2014, but is not necessarily indicative of our position on other dates. Each category of assets and liabilities is shown with projected repricing and maturity dates. Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. NOW accounts, savings accounts, and money market accounts are assumed to be subject to immediate repricing and depositor availability. Prepayment assumptions on mortgage loans and decay rates on deposit accounts have not been included in this analysis. Also, the table does not reflect scheduled principal repayments that will be received on loans. The interest rate sensitivity of our assets and liabilities may vary substantially if different assumptions are used or if our actual experience differs from that indicated by the assumptions.

	December 31, 2014
	1-3 months	Over 3 to 12 months	Over 12 to 60 months	Over 60 months	Total
Interest-earning assets:
Loans	$54,355	$16,212	$98,278	$106,619	$275,464
Investment securities	1,381	—	1,459	37,508	40,348
Other interest-earning assets	34,561	—	2,480	—	37,041

Total interest-earning assets	$90,297	$16,212	$102,217	$144,127	$352,853

Interest-bearing liabilities:
Interest-checking deposits	$39,557	$—	$—	$—	$39,557
Money market and savings deposits	112,487	—	—	—	112,487
Time deposits	37,209	60,128	49,708	—	147,045
Borrowed funds	491	—	—	—	491

Total interest-bearing liabilities	$189,744	$60,128	$49,708	$—	$299,580

Interest-sensitivity gap	$(99,447)	$(43,916)	$52,509	$144,127	$53,273

Cumulative sensitivity gap	$(99,447)	$(143,363)	$(90,854)	$53,273	$53,273

Cumulative gap as a % of total interest-earning assets	(28.18)%	(40.63)%	(25.75)%	15.10%	15.10%

Cumulative ratio of sensitive assets to sensitive liabilities	47.59%	26.96%	205.63%	—%	117.78%

Quarterly financial data for 2014 and 2013 is summarized in the table below.

Table XVI.

Quarterly Financial Data (dollars in thousands except per share amounts)

	2014				2013
	4th Qtr	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr	3rd Qtr.	2nd Qtr.	1st Qtr.
Interest income	$3,514	$3,608	$3,787	$3,749	$3,842	$3,801	$3,746	$3,819
Interest expense	415	611	1,089	1,084	1,110	1,130	1,142	1,178

Net interest income	3,099	2,997	2,698	2,665	2,732	2,671	2,604	2,641
Provision for loan losses	(207)	(535)	(1,287)	1,062	39	(920)	(12)	(1,146)

Net interest income (loss) after provision for loan losses	3,306	3,532	3,985	1,603	2,693	3,591	2,616	3,787
Noninterest income	380	4,553	384	390	400	380	383	366
Noninterest expense	3,084	7,715	3,482	3,515	3,610	3,579	3,721	3,719

Income (loss) before income taxes	602	370	887	(1,522)	(517)	392	(722)	434
Income taxes (benefit)	200	—	—	—	152	152	341	297

Net income (loss)	402	370	887	(1,522)	(669)	240	(1,063)	137
Dividends and accretion on preferred stock	—	165	(288)	(249)	(247)	(245)	(243)	(243)
Gain on redemption of preferred stock	—	10,203	—	—	—	—	—	—

Net income (loss) available to common shareholders	$402	$10,738	$599	$(1,771)	$(916)	$(5)	$(1,306)	$(106)

Earnings (loss) per common share:
Basic	$0.001	$0.028	$0.15	$(0.45)	$(0.24)	$—	$(0.33)	$(0.03)
Diluted	$0.001	$0.028	$0.15	$(0.45)	$(0.24)	$—	$(0.33)	$(0.03)

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

DISCLOSURES ABOUT FORWARD LOOKING STATEMENTS

This Report and its exhibits may contain statements relating to our financial condition, results of operations, plans, strategies, trends, projections of results of specific activities or investments, expectations or beliefs about future events or results, and other statements that are not descriptions of historical facts. Those statements may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential” or “continue,” or similar terms or the negative of these terms, or other statements concerning opinions or judgments of the Company’s management about future events. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, including but not limited to, (a) pressures on the earnings, capital and liquidity of financial institutions resulting from current and future adverse conditions in the credit and equity markets and the banking industry in general; (b) changes in competitive pressures among depository and other financial institutions or in the Company’s ability to compete successfully against the larger financial institutions in its banking markets; (c) the financial success or changing strategies of the Company’s customers; (d) actions of government regulators, or changes in laws, regulations or accounting standards, that adversely affect the Company’s business; (e) changes in the interest rate environment and the level of market interest rates that reduce the Company’s net interest margins and/or the volumes and values of loans it makes and securities it holds; (f) changes in general economic or business conditions and real estate values in the Company’s banking markets (particularly changes that affect the Company’s loan portfolio, the abilities of its borrowers to repay their loans, and the values of loan collateral); (g) governmental action as of a result of our inability to comply with regulatory orders and agreements; and (h) other unexpected developments or changes in the Company’s business. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the cautionary statements in this paragraph. The Company has no obligation, and does not intend, to update these forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies such as the Company are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

Bank of the Carolinas Corporation and Subsidiary

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bank of the Carolinas Corporation and Subsidiaries

Mocksville, North Carolina

We have audited the accompanying balance sheet of Bank of the Carolinas Corporation and Subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statement of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the Carolinas Corporation and Subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Raleigh, North Carolina

March 31, 2015

Bank of the Carolinas Corporation and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Bank of the Carolinas Corporation

We have audited the accompanying consolidated balance sheet of Bank of the Carolinas Corporation and Subsidiary (hereinafter referred to as the “Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012. Bank of the Carolinas Corporation and Subsidiary’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our report dated March 26, 2014, we expressed an opinion that the 2013 financial statements present fairly the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. Our report raised substantial doubt about the Company’s ability to continue as a going concern. There is no longer substantial doubt about the Company’s ability to continue as a going concern as it relates to 2013. Accordingly, our present opinion on the 2013 financial statements, as presented herein, is different from that expressed in our previous report.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the Carolinas Corporation and Subsidiary as of December 31, 2013 and the results of its operations and cash flows for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 19 to the 2013 financial statements, the 2013 consolidated financial statements have been restated to correct a misstatement.

/s/ Turlington and Company, L.L.P.

Lexington, North Carolina

March 26, 2014, except for the restatement noted above, as to which the date is October 10, 2014

Bank of the Carolinas Corporation and Subsidiary

Consolidated Balance Sheets

December 31, 2014 and 2013

(In thousands except share data)

	2014	2013
Assets:
Cash and due from banks, noninterest-bearing	$9,571	$12,778
Interest-bearing deposits in banks	37,041	2,064

Cash and cash equivalents	46,612	14,842
Federal funds sold	—	19,580
Investment securities	40,348	90,315
Loans receivable	278,610	278,510
Less: Allowance for loan losses	(5,126)	(6,015)

Total loans, net	273,484	272,495
Premises and equipment, net	10,811	11,274
Other real estate owned	1,108	1,233
Bank owned life insurance	11,234	10,888
Accrued interest receivable	852	1,156
Other assets	1,010	1,867

Total Assets	$385,459	$423,650

Liabilities:
Deposits:
Noninterest-bearing demand deposits	$37,533	$35,243
Interest-checking deposits	39,557	40,939
Money market and savings deposits	112,487	109,419
Time deposits	147,045	180,549

Total deposits	336,622	366,150
Securities sold under repurchase agreements	491	45,388
Subordinated debt	—	7,855
Other liabilities	1,290	2,509

Total Liabilities	338,403	421,902

Stockholders’ Equity:
Preferred stock, no par value	—	13,179
Discount on preferred stock	—	(100)
Common stock, no par value per share at December 31, 2014, $5 par value per share at December 31, 2013	—	19,479
Additional paid-in capital	73,815	12,991
Accumulated deficit	(26,922)	(38,422)
Accumulated other comprehensive income (loss)	163	(5,379)

Total Stockholders’ Equity	47,056	1,748

Total Liabilities and Stockholders’ Equity	$385,459	$423,650

Preferred shares authorized	3,000,000	3,000,000
Preferred shares issued and outstanding	0	13,179
Unaccrued preferred stock dividend	$—	$1,894
Common shares authorized	580,000,000	15,000,000
Common shares issued and outstanding	462,028,831	3,895,840

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation and Subsidiary

Consolidated Statements of Operations

For the Years Ended December 31, 2014, 2013, and 2012

(In thousands except per share data)

	2014	2013	2012
Interest and dividend income:
Loans, including fees	$12,924	$12,978	$14,303
Investment securities	1,644	2,156	2,669
Other	90	74	77

Total interest income	14,658	15,208	17,049

Interest expense:
Deposits	1,976	2,301	3,225
Other borrowings	1,223	2,259	2,268

Total interest expense	3,199	4,560	5,493

Net interest income	11,459	10,648	11,556
(Recovery of) provision for loan losses	(967)	(2,039)	2,359

Net interest income after (recovery of) provision for loan losses	12,426	12,687	9,197

Non-interest income:
Customer service fees	1,171	1,149	1,176
Increase in bank owned life insurance	346	352	359
Net proceeds from bank owned life insurance	—	—	415
(Loss) Gain on sale of securities (net)	(1,275)	—	2,190
Extinguishment of debt	5,443	—	—
Other	22	28	28

Total non-interest income	5,707	1,529	4,168

Non-interest expense:
Salaries and employee benefits	6,071	6,437	6,877
Net occupancy expense	1,858	1,787	1,903
FDIC insurance assessments	1,163	1,459	1,600
Data processing	1,026	1,054	989
Professional services	1,054	931	1,425
Advertising	122	158	92
Valuation allowances and net operating costs associated with foreclosed real estate	112	810	2,417
Debt prepayment penalty	4,353	—	—
Other	2,037	1,993	2,641

Total non-interest expense	17,796	14,629	17,944

Income (loss) before income taxes	337	(413)	(4,579)
Income tax expense	200	942	—

Net income (loss)	137	(1,355)	(4,579)
Preferred stock dividends and accretion	65	(978)	(956)
Gain on redemption of preferred stock	10,203	—	—

Net income (loss) available to common stockholders	$10,405	$(2,333)	$(5,535)

Net income (loss) per common share
Basic	$0.05	$(0.60)	$(1.42)

Diluted	$0.05	$(0.60)	$(1.42)

Weighted average common shares oustanding
Basic	216,017,691	3,895,840	3,895,840

Diluted	216,017,691	3,895,840	3,895,840

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2014, 2013, and 2012

(In thousands)

	2014	2013	2012
Net income (loss)	$137	$(1,355)	$(4,579)
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	4,267	(6,298)	(1,576)
Reclassification adjustment for (gains) losses realized in net income (loss)	1,275	—	(2,190)
Income tax effect	—	336	2,796

Total other comprehensive income (loss), net of income tax effect	5,542	(5,962)	(970)

Total comprehensive income (loss)	$5,679	$(7,317)	$(5,549)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2014, 2013, and 2012

(In thousands except share data)

	Preferred Stock		Discount on Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2011	13,179	$13,179	$(716)	3,895,840	$19,479	$12,991	$(31,871)	$1,553	$14,615
Restricted stock benefit	—	—	—	—	—	(1)	—	—	(1)
Stock based compensation expense	—	—	—	—	—	1	—	—	1
Cash dividends on common	—	—	—	—	—	—	—	—	—
Cash dividends on preferred	—	—	—	—	—	—	(1)	—	(1)
Accretion of discount on preferred	—	—	297	—	—	—	(297)	—	—
Net loss	—	—	—	—	—	—	(4,579)	—	(4,579)
Other comprehensive income	—	—	—	—	—	—	—	(970)	(970)

Balance, December 31, 2012	13,179	13,179	(419)	3,895,840	19,479	12,991	(36,748)	583	9,065
Cash dividends on common	—	—	—	—	—	—	—	—	—
Cash dividends on preferred	—	—	—	—	—	—	—	—	—
Accretion of discount on preferred	—	—	319	—	—	—	(319)	—	—
Net loss	—	—	—	—	—	—	(1,355)	—	(1,355)
Other comprehensive loss	—	—	—	—	—	—	—	(5,962)	(5,962)

Balance, December 31, 2013	13,179	13,179	(100)	3,895,840	19,479	12,991	(38,422)	(5,379)	1,748
Reclass due to no par value	—	—	—	—	(19,479)	19,479	—	—	—
Issuance of common stock	—	—	—	458,132,991	—	45,813	—	—	45,813
Cost of issuing common stock	—	—	—	—	—	(3,054)	—	—	(3,054)
Repurchase of preferred stock	(13,179)	(13,179)	—	—	—	(1,414)	11,298	—	(3,295)
Accretion of discount on preferred	—	—	100	—	—	—	(100)	—	—
Dividends accrued on preferred stock	—	—	—	—	—	—	165	—	165
Net income	—	—	—	—	—	—	137	—	137
Other comprehensive income	—	—	—	—	—	—	—	5,542	5,542

Balance, December 31, 2014	—	$—	$—	462,028,831	$—	$73,815	$(26,922)	$163	$47,056

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014, 2013, and 2012

(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$137	$(1,355)	$(4,579)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	670	678	807
Deferred tax expense	—	942	—
(Recovery of) provision for loan losses	(967)	(2,039)	2,359
Amortization of premiums on securities, net	329	521	925
Stock based compensation expense (benefit)	—	—	1
Restricted stock expense (benefit)	—	—	(1)
(Increase) decrease in bank owned life insurance	(346)	(352)	196
(Gain) loss on sale of other real estate owned	(80)	77	(192)
Impairment valuation of other real estate owned	103	539	2,040
Loss (gain) on sale of premises and equipment	6	(5)	—
Loss (gain) on sale of securities	1,275	—	(2,190)
Extinguishment of debt	(5,443)	—	—
Net changes in:
Accrued interest receivable	304	159	188
Prepaid FDIC insurance assessment	—	630	1,570
Other assets	563	(158)	45
Accrued expenses and other liabilities	(212)	372	235

Net cash (used in) provided by operating activities	(3,661)	9	1,404

Cash flows from investing activities:
Net change in federal funds sold	19,580	7,790	795
Activity in available-for-sale securities:
Purchases	—	(16,893)	(120,851)
Proceeds from sale	45,917	—	71,767
Maturities and calls of securities	6,988	26,690	54,246
Maturity of held-to-maturity security	1,000	—	—
Net loan originations and principal payments	(1,210)	(7,925)	28,140
Redemption of FHLB stock	140	205	842
Purchase of premises and equipment	(213)	(125)	(421)
Proceeds from sale of premises and equipment	—	21	—
Proceeds from sale of other real estate owned	1,290	4,080	7,523

Net cash provided by investing activities	73,492	13,843	42,041

(continued)

Bank of the Carolinas Corporation and Subsidiary

Consolidated Statements of Cash Flows, Continued

For the Years Ended December 31, 2014, 2013, and 2012

(In thousands)

	2014	2013	2012
Cash flows from financing activities:
Net decrease in deposits	$(29,528)	$(6,822)	$(43,240)
Net change in retail repurchase agreements	103	26	(19)
Repayment of term repurchase agreements	(45,000)	—	—
Repayment of borrowings	(3,100)	—	—
Proceeds from issuance of common stock, net of cost	42,759	—	—
Cash dividend on preferred	—	—	(1)
Repurchase of preferred stock	(3,295)	—	—

Net cash used by financing activities	(38,061)	(6,796)	(43,260)

Net increase in cash and cash equivalents	31,770	7,056	185
Cash and cash equivalents at beginning of year	14,842	7,786	7,601

Cash and cash equivalents at end of year	$46,612	$14,842	$7,786

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$3,354	$4,327	$5,225

Income taxes paid	$200	$—	$—

Non-cash investing and financing activities:
Change in fair value of securities available for sale	$5,542	$(5,962)	$(970)
Transfer to other real estate owned from loans receivable	$1,188	$953	$5,823

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

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

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of other real estate owned, and fair values of financial instruments.

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

Investment Securities—Securities available-for-sale are carried at fair value and held-to-maturity securities are carried at amortized cost. The unrealized holding gains or losses on securities available for sale are reported, net of related income tax effects, as accumulated other comprehensive income unless a valuation reserve has been established. Changes in unrealized holding gains or losses are included as a component of other comprehensive income until realized. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in income as realized losses. Gains or losses on sales of securities available for sale are based on the specific identification method.

The Company evaluates securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, the Company considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. The Company also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Federal Home Loan Bank Stock—Investment in stock of the Federal Home Loan Bank is required by law of every member. The investment is carried at cost since redemptions of this stock have historically been at par. No ready market exists for the stock, and it has no quoted market value. The stock is presented in other assets. Due to the redemption provisions of the FHLB, the Bank estimates carrying value equals fair value and that it was not impaired at December 31, 2014. The stock had a carrying value of $383,900 and $524,000 at December 31, 2014 and 2013, respectively, and is reported in other assets on the consolidated balance sheet.

Other Real Estate Owned—Assets acquired through, or in lieu of, loan foreclosure are held for sale and initially recorded at the fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less costs to sell. Expenses associated with maintaining these properties are included in other non-interest expense. The provision for real estate losses is also included in other non-interest expense. Realized gains and losses on disposal of real estate are included in other non-interest expense. Foreclosed assets are presented in other real estate owned. As of December 31, 2014, the Company held a variety of properties in other real estate owned, including 1-4 family residential real estate and commercial real estate. These properties are generally held within the Company’s market area.

Income Taxes—Deferred tax liabilities and assets are established for future tax return effects of the temporary differences between the stated value of assets and liabilities for financial reporting purposes and their tax bases. The focus is on accruing the appropriate balance sheet deferred tax amount, with the statement of income effect being the result of the changes in the balance sheet amounts from period to period.

An evaluation of the probability of being able to realize the future benefits of deferred tax assets is made. A valuation allowance is provided for the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company’s policy is to report interest and penalties, if any, in tax expense in the Consolidated Statements of Operations. The Company and its subsidiary each reflect the tax expense or benefit associated with the results of their individual operating results. Due to prior IRS audits of 2008 and 2009, only the Company’s 2010 through 2014 federal and state income tax returns are open and subject to examination.

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

Net income (loss) per share have been computed based on the following:

	Years Ended December 31,
	2014	2013	2012
	(in thousands except for share data)
Net income (loss) available to common stockholders	$10,405	$(2,333)	$(5,535)

Weighted average number of common shares outstanding	216,017,691	3,895,840	3,895,840

Weighted average number of diluted common shares outstanding	216,017,691	3,895,840	3,895,840

Earnings (Loss) per common share:
Basic	$0.05	$(0.60)	$(1.42)

Diluted	$0.05	$(0.60)	$(1.42)

The Company had 4,500; 497,205; and 497,205 stock options and warrants that were considered anti-dilutive as the average market price for the shares was less than the exercise price for the years ended December 31, 2014, 2013, and 2012, respectively.

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

New Accounting Pronouncements—In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-11, Transfers and Servicing (Topic 860). The amendments in this ASU require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions. This ASU is effective for first interim or annual periods beginning after December 15, 2014. The Company will evaluate the impact this ASU may have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU was developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. The ASU may be adopted using either a modified retrospective method or a full retrospective method and early adoption is not permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. The amendments are not expected to have a significant impact on the Company.

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

2. Investment Securities

The amortized cost, estimated fair values and carrying values of the investment securities portfolio is summarized as follows (dollars in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available-for-sale:
U.S. Government agency securities	$4,894	$99	$8	$4,985	$4,985
State and municipal securities	6,170	55	69	6,156	6,156
Mortgage-backed securities	29,121	130	44	29,207	29,207

Total investment securities available-for-sale	$40,185	$284	$121	$40,348	$40,348

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available-for-sale:
U.S. Government agency securities	$44,077	$87	$3,234	$40,930	$40,930
State and municipal securities	11,159	—	978	10,181	10,181
Mortgage-backed securities	39,458	34	1,288	38,204	38,204

Total investment securities available-for-sale	94,694	121	5,500	89,315	89,315
Investment securities held-to-maturity:
Corporate securities	1,000	—	180	820	1,000

Total Investment Securities	$95,694	$121	$5,680	$90,135	$90,315

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2014 is as follows (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Within 1 year	$—	$—
Over 1 year through 5 years	1,695	1,760
Over 5 years through 10 years	9,369	9,381
Over 10 years	—	—

	11,064	11,141
Mortgage-backed securities	29,121	29,207

	$40,185	$40,348

The fair values of securities with unrealized losses at December 31, 2014 and 2013 are as follows (dollars in thousands):

	Less than 12 Months			12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
December 31, 2014:
Temporarily impaired securities:
U.S. Government agency securities	$—	$—	—	$1,696	$8	2	$1,696	$8	2
State and municipal securities	502	1	1	3,727	68	6	4,229	69	7
Mortgage-backed securities	5,275	14	4	6,606	30	4	11,881	44	8

Total	$5,777	$15	5	$12,029	$106	12	$17,806	$121	17

	Less than 12 Months			12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities
December 31, 2013:
Temporarily impaired securities:
U.S. Government agency securities	$35,679	$2,731	20	$3,482	$503	2	$39,161	$3,234	22
State and municipal securities	7,835	723	16	2,346	255	5	10,181	978	21
Mortgage-backed securities	34,564	1,287	21	528	1	1	35,092	1,288	22
Corporate securities	—	—	—	820	180	1	820	180	1

Total	$78,078	$4,741	57	$7,176	$939	9	$85,254	$5,680	66

Management of the Bank believes all unrealized losses on available-for-sale securities as of December 31, 2014 represent temporary impairments related to market fluctuations. The unrealized losses on our securities are a nominal portion of the total value of the portfolio. The Bank has no intention of selling these securities before their maturity and has the appropriate sources of liquidity to hold these securities until maturity. The Bank believes that the unrealized losses are primarily the result of the interest rate environment currently in the marketplace for these types of securities. The Bank had one held to maturity corporate security at December 31, 2013 that had an unrealized loss position of longer than 12 months in duration. The corporate security matured during 2014 and the Bank did not realize any loss.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Investment securities with market values of $10.5 million and $67.7 million at December 31, 2014 and 2013, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law. Gross realized gains and losses for the years ended December 31, 2014, 2013, and 2012 are as follows (dollars in thousands):

	December 31,
	2014	2013	2012
	(dollars in thousands)
Gross gains on sales of available-for-sale securities	$28	$—	$2,190
Gross losses on sales of available-for-sale securities	(1,303)	—	—

	$(1,275)	$—	$2,190

3. Loans Receivable

Loans receivable are summarized as follows (dollars in thousands):

	December 31,
	2014	2013
Real estate loans:
Residential, 1-4 family	$88,990	$84,855
Commercial real estate	111,195	117,463
Construction	23,081	27,049
Home equity	28,207	28,217

Total real estate loans	251,473	257,584

Commercial business loans	23,105	17,428
Consumer loans	3,065	2,554
Other	967	944

Gross loans receivable	278,610	278,510
Allowance for loan losses	(5,126)	(6,015)

Loans, net	$273,484	$272,495

In accordance with accounting principles generally accepted in the United States of America, loans totaling approximately $33.3 million in non-homogenous groups were determined to be impaired as of December 31, 2014 while approximately $40.1 million were determined to be impaired as of December 31, 2013. Specific loan loss reserves of $1.7 million and $563,000, respectively, were related to these loans as of December 31, 2014 and 2013. These reserves were held against specific loan balances of $21.6 million and $24.0 million for 2014 and 2013, respectively. The average balance invested in impaired loans was approximately $36.7 million and $43.3 million in 2014 and 2013, respectively. All impaired loans as of December 31, 2014 and 2013 have been evaluated to determine whether a specific loan loss reserve is necessary.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Impaired loans as of December 31, 2014 and 2013, segregated by class of loans, were as follows (dollars in thousands):

	December 31, 2014					December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial—Non Real Estate	$339	$407	$—	$421	$22	$1,099	$1,305	$—	$1,384	$79
Commercial Real Estate
Owner occupied	1,996	2,329	—	2,671	143	3,480	4,062	—	4,365	239
Income producing	1,891	2,057	—	2,080	98	3,734	3,887	—	3,938	183
Multifamily	—	—	—	—	—	—	—	—	—	—
Construction & Development
1—4 Family	—	—	—	—	—	—	—	—	—	—
Other	2,232	3,259	—	3,455	72	1,545	1,881	—	1,981	112
Farmland	—	—	—	—	—	252	273	—	340	26
Residential
Equity Lines	67	76	—	77	3	95	101	—	105	3
1—4 Family	4,878	5,313	—	5,385	229	5,632	6,198	—	6,281	322
Junior Liens	287	314	—	320	17	196	218	—	223	12
Consumer—Non Real Estate	—	—	—	—	—	68	68	—	70	4

Total loans with no allowance	$11,690	$13,755	$—	$14,409	$584	$16,101	$17,993	$—	$18,687	$980

With an allowance recorded:
Commercial—Non Real Estate	$1,560	$1,563	$78	$1,670	$71	$1,205	$1,205	$25	$1,282	$45
Commercial Real Estate
Owner occupied	4,109	4,166	823	4,215	178	3,666	3,666	77	3,727	166
Income producing	7,485	7,540	218	7,731	396	7,287	7,343	126	7,465	382
Multifamily	1,198	1,232	74	1,245	44	1,226	1,259	12	1,273	45
Construction & Development
1—4 Family	350	356	8	362	18	360	366	8	371	19
Other	726	732	23	751	34	3,176	3,181	107	3,224	118
Farmland	—	—	—	—	—	—	—	—	—	—
Residential
Equity Lines	56	56	41	59	2	—	—	—	—	—
1—4 Family	6,105	6,150	414	6,256	280	6,778	6,795	204	6,893	279
Junior Liens	—	—	—	—	—	339	341	4	345	19
Consumer—Non Real Estate	25	25	5	29	2	8	8	—	11	—

Total loans with an allowance	$21,614	$21,820	$1,684	$22,318	$1,025	$24,045	$24,164	$563	$24,591	$1,073

Total:
Commercial—Non Real Estate	$1,899	$1,970	$78	$2,091	$93	$2,304	$2,510	$25	$2,666	$124
Commercial Real Estate	$16,679	$17,324	$1,115	$17,942	$859	$19,393	$20,217	$215	$20,768	$1,015
Construction & Development	$3,308	$4,347	$31	$4,568	$124	$5,333	$5,701	$115	$5,916	$275
Residential	$11,393	$11,909	$455	$12,097	$531	$13,040	$13,653	$208	$13,847	$635
Consumer—Non Real Estate	$25	$25	$5	$29	$2	$76	$76	$—	$81	$4

Totals	$33,304	$35,575	$1,684	$36,727	$1,609	$40,146	$42,157	$563	$43,278	$2,053

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Impaired loans also include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. Troubled debt restructurings (TDRs) are a subset of impaired loans and totaled $32.1 million and $37.5 million at December 31, 2014 and 2013, respectively.

The following tables provide a summary of loans modified as TDRs (dollars in thousands):

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
December 31, 2014
Commercial real estate	$15,997	$—	$15,997	$1,035
Commercial construction	1,758	1,550	3,308	31
Commercial and industrial	1,728	171	1,899	78
Residential mortgage	10,617	222	10,839	408
Consumer and other	20	—	20	—

Total modifications	$30,120	$1,943	$32,063	$1,552

Total contracts	128	8	136

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
December 31, 2013
Commercial real estate	$17,461	$1,016	$18,477	$216
Commercial construction	4,319	612	4,931	8
Commercial and industrial	2,421	301	2,722	25
Residential mortgage	11,051	230	11,281	314
Consumer and other	70	—	70	—

Total modifications	$35,322	$2,159	$37,481	$563

Total contracts	133	12	145

The Company offers a variety of modifications to borrowers. The modification categories offered can generally be described in the following categories:

•	Rate modification—A modification in which the interest rate is changed.

•	Term modification—A modification in which the maturity date, timing of payments or frequency of payments is changed.

•	Interest only modification—A modification in which the loan is converted to interest only payments for a period of time.

•	Payment modification—A modification in which the principal and interest payment are lowered from the original contractual terms.

•	Combination modification—Any other type of modification, including the use of multiple categories above.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

The following tables illustrate new TDR information for years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31, 2014
	Rate Modification	Term Modification	Combination Modification	Total Modifications
Commercial—Non Real Estate	$—	$—	$61	$61
Commercial—Real Estate	82	22	436	540
Construction & Development	—	—	—	—
Residential	26	—	74	100
Consumer—Non Real Estate	—	—	—	—

Totals	$108	$22	$571	$701

	Year Ended December 31, 2013
	Rate Modification	Term Modification	Combination Modification	Total Modifications
Commercial—Non Real Estate	$—	$236	$—	$236
Commercial—Real Estate	—	—	238	238
Construction & Development	—	—	129	129
Residential	—	251	293	544
Consumer—Non Real Estate	—	—	—	—

Totals	$—	$487	$660	$1,147

There were no loans restructured in the twelve months prior to December 31, 2014 that went into default during year ended December 31, 2014. There was one loan restructured in the twelve months prior to December 31, 2013 that went into default during the year ended December 31, 2013. For the purposes of this report, default is defined as being 90-days past due or on non-accrual status without performance.

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate. The level of any re-defaults will likely be affected by future economic conditions. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, reclassified to loans held for sale, or foreclosed and sold. Included in the allowance for loan losses at December 31, 2014 and 2013 was an impairment reserve for TDRs in the amount of $1.6 million and $563,000, respectively.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Loans in non-accrual status were approximately $3.1 million and $4.8 million at December 31, 2014 and 2013, respectively. Interest accrued, but not recognized as income on these loans, was approximately $37,000 and $170,000 for the years ended December 31, 2014 and 2013, respectively. Non-accrual loans and an age analysis of past due loans, segregated by class of loans and including TDRs, were as follows (dollars in thousands):

	30—59 Days Past Due	60—89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90-Days Past Due and Still Accruing	Non-accrual Loans
December 31, 2014:
Commercial—Non Real Estate	$—	$—	$167	$167	$22,938	$23,105	$—	$171
Commercial Real Estate
Owner occupied	170	—	—	170	54,858	55,028	—	390
Income producing	—	—	—	—	47,677	47,677	—	292
Multifamily	—	—	—	—	8,490	8,490	—	—
Construction & Development
1—4 Family	—	—	—	—	3,366	3,366	—	—
Other	—	—	—	—	19,444	19,444	—	1,550
Farmland	—	—	—	—	271	271	—	—
Residential
Equity Lines	17	—	—	17	28,190	28,207	—	107
1—4 Family	885	—	59	944	87,173	88,117	—	610
Junior Liens	—	—	—	—	873	873	—	21
Consumer—Non Real Estate	4	—	—	4	3,061	3,065	—	5
Other	—	—	—	—	967	967	—	—

Total	$1,076	$—	$226	$1,302	$277,308	$278,610	$—	$3,146

December 31, 2013:
Commercial—Non Real Estate	$46	$—	$154	$200	$17,228	$17,428	$—	$463
Commercial Real Estate
Owner occupied	—	77	684	761	57,154	57,915	—	1,689
Income producing	—	—	503	503	51,297	51,800	—	503
Multifamily	—	—	—	—	7,748	7,748	—	—
Construction & Development
1—4 Family	—	—	—	—	1,745	1,745	—	—
Other	158	—	240	398	24,375	24,773	—	599
Farmland	—	—	252	252	279	531	—	252
Residential
Equity Lines	75	9	—	84	28,133	28,217	—	95
1—4 Family	157	242	355	754	82,995	83,749	—	1,128
Junior Liens	—	—	26	26	1,080	1,106	—	53
Consumer—Non Real Estate	1	2	—	3	2,551	2,554	—	6
Other	—	—	—	—	944	944	—	—

Total	$437	$330	$2,214	$2,981	$275,529	$278,510	$—	$4,788

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

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of December 31, 2014 and 2013, and based on the most recent analysis performed, the risk category of loans and leases is as follows (dollars in thousands):

Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
December 31, 2014:
Commercial—Non Real Estate	$19,661	$2,783	$661	$—	$—
Commercial Real Estate
Owner occupied	46,881	4,316	3,831	—	—
Income producing	34,843	11,231	1,603	—	—
Multifamily	6,764	1,726	—	—	—
Construction & Development
1—4 Family	2,826	190	350	—	—
Other	14,999	1,838	2,607	—	—
Farmland	271	—	—	—	—

Totals	$126,245	$22,084	$9,052	$—	$—

Total:
Commercial—Non Real Estate	$19,661	$2,783	$661	$—	$—
Commercial Real Estate	$88,488	$17,273	$5,434	$—	$—
Construction & Development	$18,096	$2,028	$2,957	$—	$—

Totals	$126,245	$22,084	$9,052	$—	$—

December 31, 2013:
Commercial—Non Real Estate	$13,289	$3,157	$982	$—	$—
Commercial Real Estate
Owner occupied	47,207	6,009	4,699	—	—
Income producing	33,875	10,501	7,424	—	—
Multifamily	5,925	1,823	—	—	—
Construction & Development
1—4 Family	1,133	252	360	—	—
Other	17,122	3,265	4,386	—	—
Farmland	279	—	252	—	—

Totals	$118,830	$25,007	$18,103	$—	$—

Total:
Commercial—Non Real Estate	$13,289	$3,157	$982	$—	$—
Commercial Real Estate	$87,007	$18,333	$12,123	$—	$—
Construction & Development	$18,534	$3,517	$4,998	$—	$—

Totals	$118,830	$25,007	$18,103	$—	$—

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

All consumer-related loans, including residential real estate and non-real estate are evaluated and monitored based upon payment activity. Once a consumer related loan becomes past due on a recurring basis, the Company will pull that loan out of the homogenized pool and evaluate it individually for impairment. At this time, the consumer-related loan may be placed on the Company’s internal watch list and risk rated either special mention or substandard, depending upon the individual circumstances. Consumer related loans at December 31, 2014 and 2013, segregated by class of loans, were as follows (dollars in thousands):

	December 31, 2014		December 31, 2013
Risk Based on Payment Activity	Performing	Non- Performing	Performing	Non- Performing
Residential
Equity Lines	$28,100	$107	$28,122	$95
1—4 Family	87,803	314	83,092	657
Junior Liens	873	—	1,080	26
Consumer—Non Real Estate	3,060	5	2,548	6

Totals	$119,836	$426	$114,842	$784

Total:
Residential	$116,776	$421	$112,294	$778
Consumer—Non Real Estate	$3,060	$5	$2,548	$6

Totals	$119,836	$426	$114,842	$784

Directors and officers of the Bank and companies with which they are affiliated are customers of the Bank in the ordinary course of business and are considered “insiders.” Outstanding balances for term loans and lines of credit to insiders as of December 31, 2014 and 2013 were approximately $62,000 and $2.5 million, respectively.

The following table summarizes the Bank’s loan transactions with insiders for the year ended December 31, 2014 (dollars in thousands):

Balance, December 31, 2013	$2,549
Originations	—
Advances	78
Repayments and participations sold	(299)
Insider turnover	(2,266)

Balance, December 31, 2014	$62

Available lines of credit that can be drawn upon by insiders totaled $133,000 as of December 31, 2014.

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

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Changes in the allowance for loan losses by segment are as follows (dollars in thousands):

	December 31, 2014					December 31, 2013
	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance	Beginning Balance	Chargeoffs	Recoveries	Provision	Ending Balance
Commercial—Non Real Estate	$176	$(57)	$836	$(631)	$324	$1,209	$(115)	$1,698	$(2,616)	$176
Commercial Real Estate			.					.
Owner occupied	1,224	—	14	9	1,247	1,359	(523)	553	(165)	1,224
Income producing	831	(104)	98	(78)	747	773	(21)	20	59	831
Multifamily	50	—	—	103	153	78	—	—	(28)	50
Construction & Development
1—4 Family	52	—	—	35	87	78	(5)	—	(21)	52
Other	580	(719)	59	591	511	728	(222)	22	52	580
Farmland	3	—	—	2	5	—	(21)	—	24	3
Residential
Equity Lines	332	(123)	58	342	609	314	(222)	39	201	332
1—4 Family	1,218	(66)	90	(7)	1,235	1,267	(675)	650	(24)	1,218
Consumer—Non Real Estate	44	(34)	26	8	44	98	(51)	37	(40)	44
Other	—	—	—	5	5	—	—	—	—	—
Unallocated	1,505	—	—	(1,346)	159	986	—	—	519	1,505

Total	$6,015	$(1,103)	$1,181	$(967)	$5,126	$6,890	$(1,855)	$3,019	$(2,039)	$6,015

	Individually Evaluated for Impairment
	December 31, 2014		December 31, 2013
	Allowance	Total Loans	Allowance	Total Loans
Commercial—Non Real Estate	$78	$1,899	$25	$2,304
Commercial Real Estate
Owner occupied	823	6,105	77	7,146
Income producing	218	9,376	126	11,021
Multifamily	74	1,198	12	1,226
Construction & Development
1—4 Family	8	350	8	360
Other	23	2,958	107	4,721
Farmland	—	—	—	252
Residential
Equity Lines	41	123	—	95
1—4 Family	414	11,270	208	12,945
Consumer—Non Real Estate	5	25	—	76
Other	—	—	—	—
Unallocated	—	—	—	—

Total	$1,684	$33,304	$563	$40,146

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

	Collectively Evaluated for Impairment
	December 31, 2014		December 31, 2013
	Allowance	Total Loans	Allowance	Total Loans
Commercial—Non Real Estate	$246	$21,206	$151	$15,124
Commercial Real Estate
Owner occupied	424	48,923	1,147	50,769
Income producing	529	38,301	705	40,779
Multifamily	79	7,292	38	6,522
Construction & Development
1—4 Family	79	3,016	44	1,385
Other	488	16,486	473	20,052
Farmland	5	271	3	279
Residential
Equity Lines	568	28,084	332	28,122
1—4 Family	821	77,720	1,010	71,910
Consumer—Non Real Estate	39	3,040	44	2,478
Other	5	967	—	944
Unallocated	159	—	1,505	—

Total	$3,442	$245,306	$5,452	$238,364

5. Premises and Equipment

Premises and equipment are summarized as follows (dollars in thousands):

	December 31,
	2014	2013
Land	$1,826	$1,826
Buildings	10,295	10,233
Leasehold improvements	525	612
Furniture, fixtures and equipment	5,890	5,943

	18,536	18,614
Less, accumulated depreciation	7,725	7,340

	$10,811	$11,274

The Bank has entered into non-cancelable lease agreements for certain branch facilities. The leases expire through December 2016 and contain various renewal options. For the years ended December 31, 2014, 2013, and 2012, rental expense was approximately $285,000, $283,000, and $296,000, respectively.

The approximate minimum future lease payments are as follows (dollars in thousands):

2015	$214
2016	116
Thereafter	—

$330

6. Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $90.9 million and $115.9 million at December 31, 2014 and 2013, respectively.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Contractual maturities of time deposits are summarized as follows (dollars in thousands):

	December 31,
	2014	2013
12 months or less	$97,337	$114,091
1-3 years	45,788	62,827
Over 3-5 years	3,920	3,631
Thereafter	—	—

	$147,045	$180,549

At December 31, 2014 and 2013, the Company did not have any brokered certificates of deposit. At December 31, 2014, the Company had pledged $8.4 million of investment securities to the North Carolina State Treasurer for public funds in excess of the FDIC insured limits.

7. Federal Home Loan Bank Advances

The Bank had no advances from the Federal Home Loan Bank (“FHLB”) as of December 31, 2014 and 2013. The Bank has total credit availability through the FHLB of approximately $59.5 million; however, FHLB advances can only be obtained on a secured basis. As of December 31, 2014 and 2013, the Bank had pledged its FHLB stock and certain qualifying real estate loans as collateral to secure approximately $6.2 million and $7.8 million, respectively, in immediate availability.

8. Federal Funds Purchased and Repurchase Agreements

The Bank had no federal funds purchased outstanding at December 31, 2014 and 2013. At December 31, 2013, the Bank had a total of $45.0 million of borrowings in the form of securities sold under term repurchase agreements that were entered into during 2008. These borrowings were secured by marketable investment securities equal to approximately 109.5% of the principal balances outstanding plus accrued interest and the value of an imbedded interest rate cap.

The borrowings were repaid as of July 18, 2014. There was prepayment penalty expense of $4.4 million. The security interests in the pledged investment securities were released in connection with the Company’s repayment of these borrowings.

The remaining repurchase agreements were primarily overnight transactions offered as a cash management service to business customers. A summary of selected data related to federal funds purchased and securities sold under overnight agreements to repurchase follows (dollars in thousands):

	At or for the year ended December 31,
	2014	2013	2012
Maximum amount outstanding at any month-end during the year	$864	$1,499	$440
Balance outstanding at end of year	491	388	362
Average outstanding balance during the year	491	805	348
Average interest rate during the year	0.14%	0.13%	0.13%
Average interest rate at end of year (1)	0.14	0.14	0.14

(1)	Average rate for month of December

9. Subordinated Debt

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

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

On July 16, 2014, the Company repurchased all of its floating rate trust preferred securities issued through the Trust from the holders of those securities for an aggregate cash payment of $1.75 million. The holders of the trust preferred securities agreed to forgive any unpaid interest on the securities, which resulted in a gain on extinguishment of $3.89 million.

In 2008, the Company issued $2.7 million of subordinated debt in a private transaction with another financial institution. On July 16, 2014, the Company agreed to repurchase the subordinated note from the holder of the note for a cash payment of $1.35 million. The noteholder also agreed to forgive any unpaid interest on the note, which resulted in a gain on extinguishment of $1.55 million.

10. Accumulated Other Comprehensive Income

The following tables present the changes in accumulated other comprehensive income (dollars in thousands):

	Unrealized Holding Gains (Losses) on Available-For-Sale Investment Securities	Total Accumulated Other Comprehensive Income
Balance at December 31, 2012	$583	$583

Other comprehensive loss before reclassifications	(5,962)	(5,962)
Amounts reclassified from accumulated other comprehensive income	—	—

Net current period other comprehensive loss	(5,962)	(5,962)

Balance at December 31, 2013	(5,379)	(5,379)

Other comprehensive income before reclassifications	4,267	4,267
Amounts reclassified from accumulated other comprehensive income	1,275	1,275

Net current period other comprehensive income	5,542	5,542

Balance at December 31, 2014	$163	$163

11. Income Taxes

The components of income tax expense (benefit) are as follows (dollars in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Current tax expense
Federal	$—	$—	$—
State	200	—	—

	200	—	—

Deferred tax expense (benefit)
Federal	(5)	(189)	(1,571)
State	(1,269)	(19)	(210)
Deferred tax asset valuation adjustment	1,274	1,150	1,781

	—	942	—

Total income tax expense	$200	$942	$—

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

The Company and its subsidiary each reflect the tax expense or benefit associated with the results of their individual operating results. The differences between actual income tax expense and the amount computed by applying the federal statutory income tax rate of 34% are reconciled as follows (dollars in thousands):

	2014	2013	2012
Computed income tax expense (benefit)	$115	$(140)	$(1,557)
Changes resulting from:
State tax expense (benefit), net of federal expense (benefit)	198	(19)	(209)
Non-taxable income	(125)	(139)	(301)
Deferred tax asset valuation adjustment	(5)	1,150	1,781
Other	17	90	286

Actual income tax expense	$200	$942	$—

The components of deferred income taxes are as follows (dollars in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Allowance for loan losses	$1,912	$2,319
Accrued expenses	164	195
Accrued income	14	65
Reserve for other real estate valuation	392	571
Securities	—	2,089
State net economic loss carryovers	1,567	164
Federal net operating loss carryovers	13,299	12,874

Total deferred tax assets	17,348	18,277
Less valuation allowance	(16,807)	(17,683)

Net deferred tax assets	541	594

Deferred tax liabilities:
Depreciation and amortization	225	259
Prepaid expenses	231	310
Securities	61	—
Other	24	25

Net deferred tax liabilities	541	594

Net deferred tax asset	$—	$—

Management has established a deferred tax asset valuation allowance of $16.8 million and $17.7 million at December 31, 2014 and 2013, respectively. Although the Company has shown sufficient positive evidence and appears to have ample resources to remain viable into the future in order to utilize these benefits, we believe current overall credit trends, as well as actual and forecasted performance, raise significant concern over the ability of the Company to realize the components of its deferred tax assets relating to net operating losses and the allowances for losses on loans and OREO.

Income tax expense (benefit) contains no interest or penalty amounts related to unrecognized tax benefits for the years ended December 31, 2014, 2013 or 2012.

The 2014 state net economic loss of approximately $6.5 million must be carried forward to future years. The Company has approximately $47.5 million in total state net economic loss carryovers which will expire between 2023 and 2029 if not previously utilized. The Company’s 2014 federal net operating loss of approximately $1.2 million may be carried forward for up to 20 years, if not previously utilized. The Company has approximately $39.1 million in total federal net operating loss carryovers which will expire between 2029 and 2034 if not previously utilized.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

12. Regulatory Matters

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

On July 16, 2014, the Company repurchased all 13,179 shares of its Series A Preferred Stock for a cash payment of $3.3 million. The Treasury also agreed to waive any unpaid dividends on the Series A Preferred Stock, and to cancel the warrant to purchase 475,204 shares of the Company’s common stock held by the Treasury.

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

Intercompany transactions

Restrictions on loans by the Bank to the Company are imposed by Federal Reserve Act Sections 23A and 23B, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its parent or other affiliate, if the loan is secured and so long as certain safety and soundness requirements and market terms requirements are met. If collateral is in the form of stocks, or other real or personal property, it must have a market value when the loan is made of at least 30% more than the amount of the loan; if the collateral is in the form of debt instruments, it must have a market value when the loan is made of at least 20% more than the amount of the loan; and if the collateral is in the form of obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $4.5 million at December 31, 2014. No 23A transactions existed at December 31, 2014 or 2013.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Other Regulatory Restrictions

As noted above, banking regulators generally have the ability to require more stringent standards than those otherwise set forth in the regulations. The Bank is subject to a consent order issued by the FDIC and the North Carolina Commissioner of Banks and the Company is party to a written agreement with the Federal Reserve Bank of Richmond. The consent order requires that the Bank maintain capital levels in excess of normal statutory minimums, including a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 10%, and to take various other actions designed to improve the Bank’s lending procedures and various other conditions related to the Bank’s operations, and of the Company and the Bank to seek the approval of their respective regulators prior to the payment of any cash dividend. The Company’s Board agreed to take steps necessary to ensure the Bank’s compliance with the consent order and, without the approval of its regulator, to not incur additional debt or issue hybrid-capital instruments, or use cash assets other than for the benefit of the Bank, investment in short term, liquid assets or payment of normal expenses.

At December 31, 2014, the Bank’s capital ratios were in excess of those required in order to be categorized as well-capitalized under the regulatory framework for prompt corrective action, however, as long as the consent order is in place, the Bank will not be considered well-capitalized under FDIC regulations, even if its capital ratios satisfy the requirements for that designation. The Bank’s actual capital amounts (in thousands) and ratios and minimum requirements are set forth in the table below:

	Actual Capital		Capital needed to meet Regulatory Guidelines
	Ratio	Amount	Minimum	Well- Capitalized
As of December 31, 2014:
Total Capital (to Risk Weighted Assets):
Bank of the Carolinas	16.16%	$48,894	$24,208	$30,260
Bank of the Carolinas Corporation Consolidated	16.75	50,693	24,208	30,261
Tier 1 Capital (to Risk Weighted Assets):
Bank of the Carolinas	14.90	45,095	12,104	18,156
Bank of the Carolinas Corporation Consolidated	15.50	46,894	12,104	18,156
Tier I Leverage Capital (to Fourth Quarter Average Assets):
Bank of the Carolinas*	11.46	45,095	15,740	19,675
Bank of the Carolinas Corporation Consolidated	11.92	46,894	15,740	19,675
As of December 31, 2013:
Total Capital (to Risk Weighted Assets):
Bank of the Carolinas	6.13%	$19,175	$25,023	$31,279
Bank of the Carolinas Corporation Consolidated	4.93	15,408	25,011	31,264
Tier 1 Capital (to Risk Weighted Assets):
Bank of the Carolinas	4.87	15,240	12,512	18,767
Bank of the Carolinas Corporation Consolidated	2.46	7,704	12,506	18,758
Tier I Leverage Capital (to Fourth Quarter Average Assets):
Bank of the Carolinas*	3.55	15,240	17,189	21,486
Bank of the Carolinas Corporation Consolidated	1.79	7,704	17,183	21,478

*	As previously described, the Company’s Board of Directors agreed to maintain the Bank’s Leverage Capital Ratio of 8.0% which is above the minimum level required by regulatory capital guidelines.

13. Employee Benefit Plan

The Bank has a 401(k) Plan to benefit employees. Employees that meet certain age and service requirements may participate in the Plan. Employees may contribute up to 75 percent of their compensation subject to certain limits based on federal tax laws. The Bank may make contributions to the Plan as determined by the Bank’s Board of Directors. For the years ended December 31, 2014, 2013 and 2012, there was no expense attributable to the Plan.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

14. Commitments and Contingencies

To accommodate the financial needs of its customers, the Company makes commitments under various terms to lend funds. These commitments include revolving credit agreements, term loan commitments and short-term borrowing agreements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held includes first and second mortgages on one-to-four family dwellings, accounts receivable, inventory, and commercial real estate. Certain lines of credit are unsecured.

The Company had outstanding commitments to originate commercial and construction loans of approximately $29.6 million at December 31, 2014. These commitments were composed of variable rate loans, with interest rates based upon the prime rate. The commitments included various maturity terms with balloon payments due between one to five years.

The following summarizes the Company’s approximate remaining available balance to customers under commitments to fund lines of credit at December 31, 2014 (in thousands):

Unfunded Commitments
Unfunded loan commitments	$29,549
Standby letter of credits	209

$29,758

15. Employment and Change of Control Agreements

The Company has entered into an employment agreement with a key employee. The employment agreement provides for a rolling three-year term. In most circumstances, commencing on the first anniversary date and continuing each anniversary date thereafter, the agreement automatically extends for an additional year so that the remaining term shall remain three years. The agreement provides for severance payments and other benefits in the event of involuntary termination of employment in connection with any change in control of the Company or the Bank. A severance payment will also generally be provided on a similar basis in connection with voluntary termination of employment where, subsequent to a change in control, the officer is assigned duties inconsistent with his position, duties, responsibilities and status immediately prior to such change in control. The severance payments are defined in the agreement, but in no case exceed 2.99 times the executive officer’s annual base salary in effect at the time the change in control becomes effective or as in effect at the time the officer’s termination becomes effective, whichever is greater. The employment agreement provides for termination by the Company for just cause at any time. The Company has not accrued any benefits under this post-employment agreement as of December 31, 2014 and 2013.

16. Stockholders’ Equity

Preferred Stock

The Company has 3 million shares of preferred stock authorized. There were 13,179 shares of preferred stock issued and outstanding with a $1,000 per share liquidation preference on December 31, 2013. All of the shares were issued on April 17, 2009, in connection with the U.S. Treasury’s TARP Capital Purchase Program.

On July 16, 2014, the Company repurchased all 13,179 shares of its Series A Preferred Stock for a cash payment of $3.3 million. The Treasury also agreed to waive any unpaid dividends on the Series A Preferred Stock, and to cancel the warrant to purchase 475,204 shares of the Company’s common stock held by the Treasury.

There were no preferred shares issued and outstanding at December 31, 2014.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Common Stock

The Company had 580.0 million shares with no par value common stock authorized as of December 31, 2014. There were 462,028,831 and 3,895,840 shares of common stock issued and outstanding at December 31, 2014 and 2013, respectively.

Warrants

In connection with the issuance of the preferred shares under the U.S. Treasury’s TARP Capital Purchase Program, the Company issued the Treasury a warrant to purchase 475,204 shares of its common stock for $4.16 per share.

The warrants were cancelled on July 16, 2014 as disclosed above.

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

The Company did not grant options during the years ended December 31, 2014, 2013, and 2012. The most recent options were granted with a weighted average fair market value of $5.25 per share. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.

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

Stock based compensation benefit (expense) was $0, $0, and $(1,000) in 2014, 2013, and 2012, respectively. All stock based awards are vested and all expense has been recognized at December 31, 2014.

Accounting principles generally accepted in the United States of America require the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (“excess tax benefits”) to be classified as financing cash flows. There were no excess tax benefits classified as a financing cash inflow for the years ended December 31, 2014, 2013, and 2012. There were 6,000 options which expired in 2014. There were no options exercised in 2014. There were forfeitures of 9,500 options in 2014.

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

A summary of the status of the Company’s stock options and stock awards as well as the warrants issued to the U.S. Treasury as of December 31, 2014 and changes during the year then ended is presented below:

For the Year ended December 31, 2014
Stock Options and Warrants			Restricted Stock Awards
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Grant Date Fair Value
Options outstanding at beginning of year	20,000	$8.07	Outstanding at beginning of year	4,667	$5.25
Options granted	—	—	Granted	—	—
Options exercised	—	—	Forfeited	—	—

Options forfeited	(9,500)	7.60	Outstanding at end of year	4,667	$5.25

Options expired	(6,000)	10.92

Options outstanding at end of year	4,500	5.25
Warrants issued and outstanding at end of year	—	—

Total Options and warrants outstanding at end of year	4,500	$5.25

At December 31, 2014
Stock Options and Warrants Outstanding					Stock Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
4.06 - 5.99	4,500	3.81 years	$5.25	$—	4,500	$5.25	$—

Total Options	4,500	3.81 years	5.25	—	4,500	5.25	—
Total Warrants	—	—	—	—	—	—	—

Total Options and warrants	4,500	3.81 years	$5.25	$—	4,500	$5.25	$—

17. Fair Value of Financial Instruments

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

Deposits—The fair values disclosed for demand deposits (e.g., interest and non-interest checking, statement savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank Advances—The fair values of the Bank’s advances are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

Repurchase Agreements—The Bank established two term repurchase agreements during 2008. These agreements are collateralized by securities held in our portfolio. The fair value amount for these agreements is based on the repurchase price and agreed upon terms. The repurchase agreements were repaid on July 18, 2014.

Other Borrowings—Other borrowings includes federal funds purchased as well as repurchase agreements, trust preferred securities and subordinated debt. The carrying amounts approximate the fair value of these assets. On July 16, 2014, the Company repurchased all of the trust preferred securities and also repurchased the subordinated debt.

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

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

The approximate carrying and estimated fair values of financial instruments are summarized below (in thousands):

December 31, 2014	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$46,612	$46,612	$46,612	$—	$—
Investment securities	40,348	40,348	—	40,348	—
Loans receivable, net	273,484	271,887	—	240,267	31,620
Bank owned life insurance	11,234	11,234	—	11,234	—
Accrued interest receivable	852	852	—	852	—
FHLB stock	384	384	—	384	—
Financial liabilities:
Deposits:
Demand, Savings, and Money Market	$189,577	$189,105	$—	$189,105	$—
Time	147,045	147,366	—	147,366	—
Securities sold under repurchase agreements	491	491	—	491	—
Other liabilities	1,290	1,290	—	1,290	—

December 31, 2013	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$14,842	$14,842	$14,842	$—	$—
Federal funds sold	19,580	19,580	19,580	—	—
Investment securities	90,315	90,135	—	90,135	—
Loans receivable, net	272,495	272,524	—	232,941	39,583
Bank owned life insurance	10,888	10,888	—	10,888	—
Accrued interest receivable	1,156	1,156	—	1,156	—
FHLB stock	524	524	—	524	—
Financial liabilities:
Deposits:
Demand, Savings, and Money Market	$185,601	$185,601	$—	$185,601	$—
Time	180,549	178,676	—	178,676	—
Securities sold under repurchase agreements	53,243	53,243	—	53,243	—
Other liabilities	2,509	2,509	—	2,509	—

Effective January 1, 2008, accounting principles generally accepted in the United States of America require that certain assets and liabilities be measured at fair value and that any adjustments to the fair value of those assets be recorded. Securities are recorded at fair value on a recurring basis while other assets are recorded at fair value on a non-recurring basis such as impaired loans and other real estate owned.

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

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Impaired Loans—The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are recorded at fair value less estimated selling costs. Once a loan is identified as individually impaired, the Company measures impairment. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, liquidation value, discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. If the collateral is based on another observable market price or a current appraised value, the Company records the impaired loans as nonrecurring Level 2. When an appraised value is not available or the Company determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans can also be evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from fair value disclosure requirements. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. At December 31, 2014 and 2013, a majority of the total impaired loans were evaluated based on the net present value of future cash flows.

Other Real Estate Owned—Properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value or the new fair value less estimated selling costs. Fair value is generally based upon current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the asset as nonrecurring Level 3. However, the Company also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals such as changes in absorption rates or market conditions from the time of valuation. In situations where an appraisal less estimated selling costs is used to determine fair value, management adjustments are significant to the fair value measurements, or other means are used to estimate fair value in the absence of an appraisal, the Company records the impaired loan as nonrecurring Level 3 within the valuation hierarchy.

	Total at 12/31/2014	Level 1	Level 2	Level 3
	(in thousands)
Assets valued on a recurring basis
Investment securities:
U.S. Government agency	$4,985	$—	$4,985	$—
State and municipals	6,156	—	6,156	—
Mortgage-backed	29,207	—	29,207	—
Assets valued on a non-recurring basis
Impaired loans	31,620	—	—	31,620
Other real estate owned	1,108	—	—	1,108

Total	$73,076	$—	$40,348	$32,728

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

	Total at 12/31/2013	Level 1	Level 2	Level 3
	(in thousands)
Assets valued on a recurring basis
Investment securities:
U.S. Government agency	$40,930	$—	$40,930	$—
State and municipals	10,181	—	10,181	—
Mortgage-backed	38,204	—	38,204	—
Assets valued on a non-recurring basis
Impaired loans	39,583	—	—	39,583
Other real estate owned	1,233	—	—	1,233

Total	$130,131	$—	$89,315	$40,816

18. Parent Company Financial Information

The condensed balance sheets for 2014 and 2013, and the condensed statements of operations and cash flows for the parent company as of and for the years ended December 31, 2014, 2013, and 2012 are presented below (in thousands):

Condensed Balance Sheets

	2014	2013
Assets
Cash	$1,797	$437
Investment in wholly owned subsidiary	45,258	9,861
Other assets	1	156

Total Assets	$47,056	$10,454

Liabilities and Stockholder’s equity:
Borrowings	$—	$7,855
Other liabilities	—	851
Stockholder’s Equity	47,056	1,748

Total Liabilities and Stockholder’s Equity	$47,056	$10,454

Condensed Statements of Operations

	2014	2013	2012
Interest on deposits in other banks	$7	$3	$3
Other income	5,443	—	—

Total operating income	5,450	3	3

Interest expense on borrowed funds	156	288	294
Other	12	30	57
Equity in undistributed loss of subsidiary	4,945	1,040	4,231

Total operating expense	5,113	1,358	4,582

Income (Loss) before taxes	337	(1,355)	(4,579)
Income tax expense	200	—	—

Net income (loss)	137	(1,355)	(4,579)
Preferred stock dividends and accretion	65	(978)	(956)
Gain on redemption of preferred stock	10,203	—	—

Net income (loss) available to common shareholders	$10,405	$(2,333)	$(5,535)

Bank of the Carolinas Corporation and Subsidiary

Notes to Consolidated Financial Statements, Continued

Condensed Statements of Cash Flows

	2014	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$137	$(1,355)	$(4,579)
Equity in undistributed net loss of subsidiary	4,945	1,040	4,231
Gain on extinguishment of debt	(5,443)	—	—
Change in other assets	157	300	218
Change in other liabilities	—	—	(1)

Net cash used by operating activities	(204)	(15)	(131)

Cash Flows from Investing Activities:
Investment in subsidiary	(34,800)	—	—

Cash Flows from Financing Activities:
Repayment of borrowings	(3,100)	—	—
Issuance of common stock, net of cost	42,759	—	—
Repurchase of preferred stock	(3,295)	—	—

Net cash used by financing activities	36,364	—	—

Net decrease in cash and cash equivalents	1,360	(15)	(131)
Cash and cash equivalents at beginning of year	437	452	583

Cash and cash equivalents at end of year	$1,797	$437	$452

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 21, 2014, the Company advised Turlington and Company, L.L.P. (“Turlington”), that it was dismissed as its independent registered public accounting firm. On September 15, 2014, the Company appointed Cherry Bekaert LLP as its independent registered public accounting firm for the fiscal year ending December 31, 2014.

In connection with this change in accountants, there were (1) no disagreements with Turlington on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures which disagreements, if not resolved to Turlington’s satisfaction, would have caused Turlington to make reference thereto in its reports on the financial statements for such periods and (2) no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission.

The foregoing information was previously reported on the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 17, 2014, as amended on September 22, 2014.

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

The Company’s Management’s Report on Internal Control Over Financial Reporting appears below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under supervision of the Company’s Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the above evaluation of the Company’s disclosure controls and procedures, no change in the Company’s internal control over financial reporting was identified that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name and Age	Positions With Us and the Bank (1)	Year First Elected	Principal Occupation and Business Experience
Derek J. Ferber (29)	Director	2014	Senior Analyst, FJ Capital Management (2013–present); Equity Research Associate, Stifel Nicolaus & Company (2010–2013)
Harvey L. Glick (64)	Director; Chairman of the Board of Directors	2014	Director, Insignia Bank, Sarasota, FL; President and Chief Executive Officer, Insight Bank, Worthington, OH (2008–2014)
Henry H. Land (72)	Director	2002(2)(3)	Retired; previously, Partner, McClary, Stocks, Smith, Land & Campbell, P.A., Certified Public Accountants (1988–2006)
Grady L. McClamrock, Jr. (62)	Director	2001(2)	Attorney; owner, Grady L. McClamrock, Jr., J.D., P.A. (law firm)
Sam D. Norton (55)	Director	2014	Attorney; shareholder, Norton, Hammersley, Lopez & Skokos, P.A., Sarasota, FL (law firm)
John D. Russ (67)	Director	2014	Banking consultant; previously, Founding Director, President and Chief Executive Officer, Carolina Financial Corporation, Charleston, South Carolina (parent company of CresCom Bank)
Dr. Lynne Scott Safrit (56)	Director	2002(2)(3)	President and Chief Operating Officer, Castle & Cooke North Carolina, LLC (property management and development)
Anton V. Schutz (51)	Director	2014	President and Chief Investment Officer, Mendon Capital Advisors Corp; Portfolio Manager, RMB Capital Management LLC; Managing Partner, New Ground Capital (2012–2013)
Stephen R. Talbert (69)	Director; Vice Chairman of the Board of Directors; President and Chief Executive Officer	2002(2)(3)(4)	Our executive officer(3)

(1)	Members of certain committees of our Board are as follows:

Audit Committee	Corporate Governance Committee	Risk Oversight Committee	Executive Committee
Henry H. Land - Chairman	Grady L. McClamrock, Jr. - Chairman	Lynne Scott Safrit - Chairman	Harvey L. Glick- Chairman
Derek J. Ferber	Derek J. Ferber	Derek J. Ferber	Henry H. Land
Sam D. Norton	Henry H. Land	Henry H. Land	Grady L. McClamrock, Jr.
John D. Russ	Dr. Lynne Scott Safrit	Grady L. McClamrock, Jr.	Sam D. Norton
Dr. Lynne Scott Safrit		Anton V. Schutz	Anton V. Schutz
		Stephen R. Talbert	Stephen R. Talbert

(2)	“Year first elected” refers to the year in which the individual first became a director of the Bank. The individual first became our director at the time we were incorporated during 2006 as the Bank’s holding company.
(3)	Previously served as a director of BOC Financial Corp and was appointed as a director of the Bank following our merger with that company on December 31, 2001.
(4)	Information regarding Mr. Talbert’s business experience is included in his listing below under the heading “Executive Officers.”

Reconstitution of Our Board of Directors.    On July 16, 2014, we successfully completed a private placement of our common stock to institutional and accredited individual investors. This private placement resulted in gross proceeds of $45.8 million to the Company. We used a portion of these proceeds to restructure our balance sheet by repurchasing all of the issued and outstanding shares of our preferred stock, repurchasing all of our issued and outstanding trust preferred securities, and redeeming a subordinated note we had issued to another financial institution. We used the remaining net proceeds to recapitalize the Bank.

In connection with the completion of the private placement, we reconstituted our Board of Directors in 2014. At the 2014 annual meeting of shareholders, the Board nominated and our shareholders elected five new directors to the Board—Derek J. Ferber, Harvey L. Glick, Sam D. Norton, John D. Russ, and Anton V. Schutz. Concurrently, five of our then-current directors retired from the Board.

Messrs. Ferber, Glick, Norton, Russ, and Schutz were introduced to the Board of Directors during the course of the private placement. The private placement was successful in part because of the participation of several institutional investors that invested significant amounts in the Company. In connection with two of these investments, we agreed to appoint representatives of these investors to our Board of Directors. Specifically we entered into Side Letter Agreements with Bridge Equities III, LLC, and RMB Capital Management LLC that entitle each of those entities to have one representative appointed to the Company’s Board of Directors. Bridge Equities III is affiliated with FJ Capital Management, which beneficially owns 44,935,687 shares, or 9.73%, of our outstanding shares of common stock. RMB Capital Management is affiliated with and manages Mendon Capital Master Fund Ltd., which beneficially owns 44,935,688 shares, or 9.73% or our outstanding shares of common stock. In satisfaction of our Side Letter Agreements with Bridge Equities and RMB Capital Management, our Board of Directors nominated Derek J. Ferber and Anton V. Schutz for election at the 2014 annual meeting as directors for one-year terms. Mr. Ferber is a representative of Bridge Equities and Mr. Schutz is a representative of RMB Capital Management.

Other Directorships

John D. Russ was a member of the board of directors of Carolina Financial Corporation from December 1996 until April 2014. Carolina Financial Corporation has a class of securities registered pursuant to section 12 of the Securities Exchange Act of 1934.

Factors Bearing on Qualifications of Directors

The experience, qualifications, attributes, skills and other factors that leads our Board to conclude that each of our directors listed in the table above should serve, or continue to serve, as a director are described below.

Derek J. Ferber

•	Experience in the financial institutions sector since 2007

•	Skills include equity research, financial statement analysis, and financial due diligence

•	Economics degree from the University of Virginia

•	Brings new perspective and financial service industry experience to the Board

Harvey L. Glick

•	Career in banking spanning over thirty years, including accounting experience

•	Prior experience serving on the boards of directors of financial institutions in Arizona, Ohio, and South Carolina

•	Founding director of Insignia Bank, Sarasota, Florida; currently serves on its board of directors

•	Service as a member of the Banking Commission of the State of Ohio since 2011 brings regulatory perspective and experience to the Board

•	Bachelor of science degree in accounting from The Ohio State University

•	Brings new perspective and financial service industry and regulatory experience to the Board

Henry H. Land

•	Thorough understanding of our culture, values and goals derived from service as our director since 2002; currently serves as Chairman of and financial expert for the Audit Committee

•	East Carolina University, AB degree in Business Administration; CPA certification in 1969 from State of North Carolina (currently inactive)

•	Extensive experience in financial accounting and reporting with large industrial corporation

•	Public accounting experience with various small- to medium-size privately owned businesses

•	Able to identify the financial needs of small- and mid-size businesses in our market area

Grady L. McClamrock, Jr.

•	Thorough understanding of our culture, values and goals derived from service as our director since 2001

•	North Carolina State University, Construction Engineering degree 1974; Wake Forest Law School, JD degree 1977

•	Significant business skills developed through owning and managing law practice

•	Visible and active as a community leader serving on various boards within our market area

•	Able to identify with the financial needs of small- and mid-size businesses in our market area

Sam D. Norton

•	Significant business skills developed through law practice

•	Prior experience serving on the boards of directors of financial institutions

•	Board certified real estate attorney, which we believe provides valuable background for issues involving our real estate loan portfolio

•	Degree in finance from the University of Florida and law degree from Stetson University College of Law

•	Brings new perspective and legal experience to the Board

John D. Russ

•	Over four decades of experience in the financial services industry; currently a banking consultant

•	Prior experience serving on board of directors and as an executive officer of a financial institution

•	Business administration degree from the University of South Carolina

•	Experience in the mortgage banking industry

•	Brings new perspective and financial industry experience to the Board

Dr. Lynne Scott Safrit

•	Thorough understanding of our culture, values and goals derived from service as our director since 2002

•

Substantial experience in commercial real estate with more than 15 years as president of a national real estate development company; holds CCIM (Certified Commercial Investment Member) designation; state-certified general appraiser in North Carolina and South Carolina

•	Catawba College, BA Cum Laude 1980; UNCC, MA 1981; University of North Carolina at Chapel Hill, DrPH, 2014

•	Graduate of NC Advanced Bank Directors’ College 2003

•

Very active in many civic and professional organizations; currently serving on the Board of Trustees of Catawba College, President of the Board of Directors of the Cabarrus County Economic Development Corp., Board of Directors of Foundation for the Carolinas, Advisory Boards for the College of Health Sciences, UNC-Charlotte and Appalachian State University, Board of Directors, NC Biotechnology Center

•	Member of the Catawba College Business Hall of Fame

•	Able to identify with the financial needs of small- and mid-size businesses in our market area

Anton V. Schutz

•	Over twenty-five years of experience in the investment and risk management business

•	Familiar with the financial services sector through work as a portfolio manager

•	Master of business administration degree from Fordham University

•	Experience in risk management, which is a key function of the Board of Directors

•	Brings new perspective and financial service industry experience to the Board

Stephen R. Talbert

•

Thorough understanding of our culture, values and goals derived from 43 years experience in the banking industry and service as a director since 2002; currently serves as our Vice Chairman, President and Chief Executive Officer

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

Stephen R. Talbert, age 69, serves as our and the Bank’s Vice Chairman, President, and Chief Executive Officer. He joined the Bank on December 31, 2001, in connection with the Bank’s acquisition of BOC Financial Corp. Previously, he had served as Chairman, President and Chief Executive Officer of BOC Financial Corp since its organization during 1998, and in the same positions with that company’s bank subsidiary or its predecessor since 1971. He served as the Bank’s Chairman and Executive Vice President from 2002 to 2004 and has been Vice Chairman since 2004. Prior to being appointed President and Chief Executive Officer, Mr. Talbert served as our Interim Chief Executive Officer from August to September 2010.

George E. (“Ed”) Jordan, age 56, was appointed to serve as Chief Operating Officer of the Bank on November 24, 2010. Mr. Jordan previously served as the Bank’s Executive Vice President since January 2008 and, in that position, supervised the Bank’s financial services, marketing and sales functions and served as regional executive for the Bank’s offices located in Stokes, Forsyth, Davidson and Randolph Counties. Prior to that, he served as the Bank’s President and Chief Operating Officer from May 2004 to January 2008. Prior to his employment with the Bank, Mr. Jordan was employed by Wachovia Bank for 24 years where his positions included supervisory responsibility over city executives for several of that bank’s Triad area offices and service as that bank’s Senior Vice President and Business Banking Sales Director with responsibilities for middle market lending.

Megan W. Patton, age 33, was appointed to serve as Senior Vice President and Chief Financial Officer of the Company and the Bank on January 14, 2014. Ms. Patton has been employed by the Bank since June 2008 and has served as an internal auditor, controller, and vice president. Prior to joining the Bank, Ms. Patton was employed by Elliott Davis, LLC (now Elliott Davis Decosimo LLC), as a senior tax accountant.

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

The current members of the Audit Committee are listed in the following table:

Audit Committee

Henry H. Land - Chairman

Derek J. Ferber

Sam D. Norton

John D. Russ

Dr. Lynne Scott Safrit

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

The Committee reviews various reports from our independent accountants (including its annual audit report on our consolidated financial statements), financial reports we file under the Securities Exchange Act of 1934, and reports of examinations by our regulatory agencies, and it generally oversees our internal audit program. Also, as described in this Report under Item 13 (Certain Relationships and Related Transactions, and Director Independence), our Board has directed the Audit Committee to monitor and make annual reports regarding the independence of our directors. The Committee met eight times during 2014.

Audit Committee Financial Expert

Mr. Land, the Chairman of the Audit Committee, is a certified public accountant with over 40 years of accounting experience, including approximately 20 years in public accounting. Our Board of Directors believes that Mr. Land is an “audit committee financial expert” as that term is defined by rules of the Securities and Exchange Commission. Mr. Land is an “independent” director, as independence for audit committee members is defined by The Nasdaq Stock Market. For more information on director independence, see Item 13—Certain Relationships and Related Transactions, and Director Independence, which appears below.

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

A copy of the Code is posted under “Corporate Governance” on the investor relations section of Bank’s Internet website at http://investor.bankofthecarolinas.com/governance.cfm. Illegal or unethical behavior, violations of the Code, or accounting or auditing concerns may be reported, anonymously or otherwise, to the Chairman of our Audit Committee addressed as follows:

Henry H. Land

Post Office Box 166

Kannapolis, NC 28082

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors and executive officers are required by federal law to file reports with the Securities and Exchange Commission regarding the amounts of and changes in their beneficial ownership of our common stock. Based on our review of copies of those reports, we are required to disclose failures to report shares beneficially owned or changes in beneficial ownership, and failures to timely file required reports, during previous years. We currently are not aware of any of our directors or executive officers who, during 2014, failed to report shares beneficially owned or to timely file a required report.

Item 11. Executive Compensation.

Summary

The following table shows the cash and certain other compensation paid or provided to or deferred by the named executive officers for 2014 and 2013. Our named executive officers are compensated by the Bank for their services as its officers, and they receive no separate salaries or other cash compensation from us for their services as our officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position (1)	Year	Salary (2)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation (3)	Total
Stephen R. Talbert	2014	$220,000	-0-	-0-	-0-	-0-	$9,103	$229,103
Vice Chairman, President and Chief Executive Officer	2013	220,000	-0-	-0-	-0-	-0-	1,946	221,946
George E. Jordan	2014	$167,500	-0-	-0-	-0-	-0-	$6,457	$173,957
Executive Vice President and Chief Operating Officer	2013	167,500	-0-	-0-	-0-	-0-	1,261	168,761
Megan W. Patton	2014	$115,000	-0-	-0-	-0-	-0-	-0-	$115,000
Senior Vice President and Chief Financial Officer	2013	110,485	-0-	-0-	-0-	-0-	-0-	110,485

(1)	Mr. Talbert served as a member of our Board of Directors during 2014 and 2013. Mr. Talbert received no additional compensation for his service as a director. Ms. Patton was appointed Senior Vice President and Chief Financial Officer on January 14, 2014.
(2)	Reflects total salary paid by the Bank each year, including the amount of salary deferred at each officer’s election under our Section 401(k) plan.

(3)	The following table describes each officer’s “Other Compensation” for 2014:

Description	Mr. Talbert	Mr. Jordan
Our estimated aggregate incremental cost related to personal benefits received during 2014 (a)	$9,103	$6,457

Total	$9,103	$6,457

(a)	Our executive officers receive, or we may treat them as receiving, various non-cash personal benefits. During 2014, the personal benefits received by the named officers included, for Mr. Talbert and Mr. Jordan, personal use of a Bank-owned vehicle.

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

Plan-Based Awards

At December 31, 2014, we maintained two arrangements under which awards were available to be granted to our officers and employees. They were our:

•	2007 Omnibus Equity Plan, under which stock options, restricted stock awards, and performance share awards were available to be granted; and

•

Annual Management Incentive Compensation Plan, under which additional cash compensation may be paid each year based on the extent to which corporate and individual goals or other performance criteria are met or satisfied for the year.

Stock-Based Awards.    Our shareholders approved the 2007 Omnibus Equity Plan at our 2007 Annual Meeting to replace both our Employee Stock Option Plan and Director Stock Option Plan which had been in effect since 1998 and under which we had granted options from time to time to our officers, employees and directors to purchase shares of our common stock. Those old plans have expired.

At the 2014 annual meeting of shareholders, our shareholders approved a new Omnibus Stock Incentive Plan to replace the 2007 Omnibus Equity Plan. As of the date of this report, the Board has not yet taken action to adopt the new Omnibus Stock Incentive Plan.

The Board of Directors terminated the 2007 Omnibus Equity Plan effective February 25, 2015, after which time no further awards will be granted under this plan. Outstanding and unexercised stock options under the plan will remain outstanding and exercisable until they expire per the terms of their individual grant agreements. A description of the 2007 Omnibus Equity Plan appears below and elsewhere in this Report because it was in effect during the fiscal year ended December 31, 2014, to which this Report pertains.

Under the 2007 Omnibus Equity Plan, awards were available to be granted to officers and employees consisting of either:

•	Incentive stock options;

•	Non-qualified stock options;

•	Restricted stock awards; or

•	Performance share awards.

As described under the caption “Director Compensation,” the 2007 Omnibus Equity Plan also authorized the grant of non-qualified stock options and restricted stock awards to our non-employee directors.

A stock option gives the officer or employee to whom it is granted the right to buy shares of our common stock during a stated period of time (ordinarily ten years) at a fixed price per share equal to the fair market value of our stock on the date the option is granted. Options generally are granted to officers and employees on terms that provide for them to “vest,” or become exercisable, at intervals as to portions of the shares they cover based on a vesting schedule, and they do not include any performance-based conditions. They generally terminate immediately on the date of, or after a stated number of days following, the termination of an employee’s employment. Options granted to officers and employees may be “incentive stock options” that qualify for special tax treatment under the Internal Revenue Code of 1986, as amended, which we refer to as the Code, or they may be “non-qualified stock options” that do not qualify for that special tax treatment.

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

As of December 31, 2014, none of the named executive officers held any stock options or other equity awards. As a result, the “Outstanding Equity Awards at Fiscal Year-End” table has been omitted from this Report.

Cash Incentive Awards.    Our Board first adopted our Management Incentive Compensation Plan during 2007. Under the plan, our executive officers and other employees chosen to participate each year may earn additional cash compensation based on the extent to which:

•	Our pre-tax profits (before any deduction for the expense of payments under the plan) exceed a threshold amount set by the Board; and

•	Other individual goals (which vary for different participants or groups of participants) set by the Board are achieved.

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

During April 2009, we became a participant in the U.S. Department of the Treasury’s TARP Capital Purchase Program, or the CPP. Under rules adopted by Treasury under the Emergency Economic Stabilization Act of 2008 that apply to participants in that program, and with limited exceptions, we were prohibited from paying or accruing any bonus, retention award or incentive compensation to our most highly compensated employee. Also, in connection with any bonuses or incentive compensation, we were required to implement provisions to “clawback” payments to our senior executive officers and our next 20 highest paid employees if any of the criteria on which those payments are based are later found to have been inaccurate. On July 16, 2014, we repurchased all of the shares of preferred stock we sold to the Treasury under the CPP. We were subject to the Treasury’s rules on executive compensation for all of 2013 and until July 16, 2014.

Like most financial institutions, our financial performance has been negatively affected by the economy and by reduced real estate values in our banking markets, and increased levels of non-performing loans, loan charge-offs and provisions to our allowance for loan losses. Our Board chose not to implement the plan in 2014. As a result, none of our officers and employees were eligible to receive any cash awards under the plan, and no such awards were paid in 2014.

Potential Payments Upon Termination of Employment or a Change of Control

The terms of Mr. Jordan’s employment agreement provide for him to receive payments and benefits if his employment is terminated under various circumstances or following a change in control of the Company or the Bank. However, during April 2009, we became a participant in the CPP. Under rules adopted by Treasury under the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009, that apply to CPP participants (the “CPP Rules”), we believe we were prohibited from paying severance, “golden parachute,” or other such payments to any of our senior executive officers, or to certain of our other employees, in connection with any termination of their employment for any reason until July 16, 2014, other than payments relating to services already performed or benefits already accrued.

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

As a result of the terms of the Consent Order, notwithstanding the terms of Mr. Jordan’s employment agreement, we believe that no severance or golden parachute payments would have been made to him by the Bank if his employment had terminated on December 31, 2014.

In the event the Consent Order is lifted or modified, payments to Mr. Jordan under his employment agreement may no longer be prohibited. Under Mr. Jordan’s employment agreement, if his employment is terminated by the Bank without cause, or if he terminates his own employment for “good reason” (as defined below), he will continue to receive salary payments from the Bank for the unexpired term of the agreement. “Good reason” will exist if, without Mr. Jordan’s consent:

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

Accelerated Vesting of Stock Options.    Under our 2007 Omnibus Equity Plan, which was in effect during the fiscal year ended December 31, 2014, in the event of a change in control of our Company, our Corporate Governance Committee may provide for outstanding stock options and other equity awards under the plan to be assumed by or converted into awards covering shares of the acquiring or surviving company. Alternatively, the Committee may accelerate the vesting of outstanding awards so that they become exercisable in full immediately before the change in control becomes effective.

DIRECTOR COMPENSATION

General

Directors’ Fees.    Our non-employee directors serve and are compensated as directors of the Bank. Our and the Bank’s Boards usually meet jointly, and directors do not receive any additional cash compensation for their services as our directors unless our Board meets separately. The following table describes our standard schedule of fees paid to our non-employee directors for their service during 2014.

Description	Amount
Monthly retainer	$450
Monthly retainer paid to Lead Independent Director	550
Per diem fee for attendance in person at meetings of our and the Bank’s Boards (1)	425
Per diem fee paid to committee members for attendance at committee meetings:
Audit Committee	300
Corporate Governance Committee	250
Executive, Loan, and Risk Oversight Committees	225
Per diem fee paid to committee chairmen for attendance at committee meetings:
Audit Committee	450
Corporate Governance Committee	350
Executive, Loan, and Risk Oversight Committees	325

(1)	This fee is not paid for attendance at meetings by telephone.

Mr. Talbert is compensated as an officer of the Bank, and he receives no additional compensation for his service as a director.

Stock Options.    From time to time we have granted options to our non-employee directors to purchase shares of our common stock. As described above under the caption “Plan Based Awards,” during 2007 our shareholders approved our 2007 Omnibus Equity Plan which replaced our 1998 Director Stock Option Plan and which authorized the grant of nonqualified stock options and restricted stock awards to our directors in a manner similar to that described for officers. The Board of Directors terminated the 2007 Omnibus Equity Plan effective February 25, 2015, but the plan was in effect during the fiscal year ended December 31, 2014.

Each stock option gives the director who holds it the right to buy shares of our common stock during a stated period of time (ordinarily ten years) at a fixed price per share that is equal to the market value of our stock on the date the option was granted. We did not grant any restricted stock awards to directors under the plan.

No stock options or other equity awards of any type were granted under the 2007 Omnibus Equity Plan to any of our directors during 2014.

Director Compensation for 2014

The following table summarizes the compensation paid or provided to our non-employee directors for their services during 2014. Although he served as a director during 2014, Stephen R. Talbert is not listed in the table. Mr. Talbert was compensated as an officer and employee of the Bank and he received no separate or additional compensation for his service as a director.

2014 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Jerry W. Anderson (2)	$18,425	$-0-	$18,425
Alan M. Bailey (2)	18,600	$-0-	18,600
John A. Drye (2)	19,700	$-0-	19,700
Derek J. Ferber	-0-	$-0-	-0-
Harvey L. Glick (3)	-0-	$-0-	-0-
John W. Googe (2)	18,100	$-0-	18,100
Henry H. Land	20,125	$-0-	20,125
Grady L. McClamrock, Jr.	17,275	$-0-	17,275
Sam D. Norton .	-0-	$-0-	-0-
John D. Russ.	-0-	$-0-	-0-
Dr. Lynne Scott Safrit	17,375	$-0-	17,375
Anton V. Schutz	-0-	$-0-	0-
Dr. Francis W. Slate (2)	21,400	$-0-	21,400

(1)	No stock options or other equity awards of any type were granted to any of our non-employee directors during 2014. On December 31, 2014, our current and former non-employee directors held stock options covering the following aggregate numbers of shares: Messrs. Anderson, Bailey, Drye, Googe, Land, McClamrock, Dr. Slate, and Dr. Safrit—1,500 shares each.
(2)	Retired from the Board of Directors effective December 4, 2014.
(3)	Mr. Glick received compensation under a Consultative Services Agreement with the Bank during 2014. See “Related Person Transactions” under Item 13 – Certain Relationships and Related Transactions, and Director Independence.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Securities

Principal Shareholders.    The following table describes the beneficial ownership of our common stock on December 31, 2014, by each person or entity known to us to be the beneficial owner of more than five percent of our outstanding common stock.

Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class
EJF Capital LLC 2107 Wilson Boulevard Suite 410 Arlington, VA 22201	44,935,687	(1)	9.73%
FJ Capital Management LLC 1313 Dolley Madison Blvd., Suite 306 McLean, VA 22101	44,935,688	(2)	9.73%
Ithan Creek Master Investors (Cayman) L.P. c/o Wellington Management Group LLP 280 Congress Street Boston, MA 02210	44,710,448	(3)	9.68%
Mendon Capital Master Fund Ltd. 115 S. LaSalle, 34th Floor Chicago, IL 60603	44,935,688	(4)	9.73%
TFO Financial Institutions Restructuring Fund II LLC 555 5th Avenue, 6th Floor New York, NY 10017	44,831,488	(5)	9.70%

(1)	Based on Schedule 13G/A filed with the Securities and Exchange Commission on October 30, 2014, and the information contained therein. Includes 5,090,587 shares owned by EJF Financial Opportunities Master Fund LP; 5,090,587 shares owned by EJF Financial Opportunities GP, LLC; and 34,754,513 shares owned by EJF Sidecar Fund, Series LLP—Series D.
(2)	Based on Schedule 13D filed with the Securities and Exchange Commission on August 11, 2014, and the information contained therein. Includes 37,535,688 shares owned by Bridge Equities III, LLC, 5,000,000 shares owned by Rock Creek FJ Fund SP, and 2,400,000 shares owned by FJ Capital Management LLC.
(3)	Based on Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2015, and the information contained therein.
(4)	Based on Schedule 13D filed with the Securities and Exchange Commission on July 28, 2014, and the information contained therein.
(5)	Based on Schedule 13G/A filed with the Securities and Exchange Commission on February 9, 2015, and the information contained therein.

Directors and Executive Officers.    The following table describes the beneficial ownership of our common stock on December 31, 2014, by our current directors and named executive officers individually, and by all our directors and named executive officers as a group.

Name of beneficial owner	Amount and nature of beneficial ownership (1)		Percent of class (2)
Derek J. Ferber	44,935,688	(3)	9.73%
Harvey L. Glick	5,000,000		1.08%
George E. Jordan	1,006,402	(4)	0.22%
Henry H. Land	218,589		0.05%
Sam D. Norton	2,500,000		0.54%
Grady L. McClamrock, Jr.	1,056,419	(5)	0.23%
Megan W. Patton	101,112	(6)	0.02%
John D. Russ	2,000,000	(7)	0.43%
Dr. Lynne Scott Safrit	65,384		0.01%
Anton V. Schutz	44,935,688	(8)	9.73%
Stephen R. Talbert	1,039,619	(9)	0.23%
All current directors and executive officers as a group (11 people)	102,858,901		22.26%

(1)	Individuals named and included in the group have shared voting and investment power with respect to certain of the listed shares as follows: Mr. Glick—5,000,000 shares; Mr. Jordan—1,200 shares; Mr. Norton—2,500,000 shares; Dr. Safrit—57,948 shares; and Mr. Talbert—1,018,154 shares. The listed shares also include the following numbers of shares that could be purchased by individuals named and included in the group pursuant to stock options that could be exercised within 60 days of December 31, 2014 and with respect to which shares they may be deemed to have sole investment power: Mr. Land—1,500 shares; Mr. McClamrock—1,500 shares; and Dr. Safrit—1,500 shares. Except as otherwise noted, and to the best of our knowledge, the individuals named and included in the group exercise sole voting and investment power with respect to all remaining listed shares.
(2)	Percentages are calculated based on 462,028,831 total outstanding shares plus, in the case of each named individual and the group, the number of additional shares that could be purchased by that individual or by persons included in the group under stock options that could be exercised within 60 days of December 31, 2014.
(3)	Includes shares beneficially owned by FJ Capital Management LLC. Mr. Ferber is a senior analyst with FJ Capital Management LLC and disclaims beneficial ownership of 44,635,688 shares of common stock beneficially owned by FJ Capital Management LLC.
(4)	Includes 2,842 shares allocated to Mr. Jordan’s individual account under the Bank’s 401(k) plan.
(5)	Includes 3,286 shares held in Mr. McClamrock’s spouse’s individual retirement account.
(6)	Includes 112 shares allocated to Ms. Patton’s individual account under the Bank’s 401(k) plan.
(7)	Includes 800,000 shares held in Mr. Russ’s individual retirement account.
(8)	Includes shares beneficially owned by Mendon Capital Master Fund Ltd. Mr. Schutz is the portfolio manager of Mendon Capital Master Fund Ltd. and disclaims beneficial ownership of the shares of common stock beneficially owned by Mendon Capital Master Fund Ltd. except to the extent of his pecuniary interest therein.
(9)	Includes 1,323 shares owned by Mr. Talbert’s spouse in her individual capacity and 1,326 shares allocated to Mr. Talbert’s individual account under the Bank’s 401(k) plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes all compensation plans and individual compensation arrangements which were in effect on December 31, 2014, and under which shares of our common stock have been authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	(a) Number of shares to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (2)
Equity compensation plans approved by security holders	4,500	$5.25	267,500
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	4,500	$5.25	267,500

(1)	Includes outstanding options to purchase an aggregate of 4,500 shares previously granted under our 2007 Omnibus Equity Plan.
(2)	Reflects the aggregate number of shares for which options and other equity-based awards could have been granted under the 2007 Omnibus Equity Plan as of December 31, 2014. The Board of Directors terminated the 2007 Omnibus Equity Plan effective February 25, 2015, after which time no further awards will be granted under this plan. Outstanding and unexercised stock options under the plan will remain outstanding and exercisable until they expire per the terms of their individual grant agreements. No additional options may be granted under our Employee Stock Option Plan and Director Stock Option Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

Our Policy.    Our Board of Directors has adopted a written policy under which certain transactions, arrangements or relationships in which we or the Bank are a participant and in which any of our “related persons” has a material interest are required to be reviewed and approved by our Corporate Governance Committee. Our related persons include our directors, nominees for election as directors, executive officers, beneficial owners of more than 5% of a class of our capital stock, and members of the immediate family of one of those persons.

The transactions covered by the policy generally include loans, but the policy does not cover loans made by the Bank in the ordinary course of its business that are subject to banking regulations related to “insider loans” and that are required to be approved by a majority of the Bank’s Board of Directors. The policy also does not cover the Bank’s provision of services as a depository of funds or similar banking or financial services in the ordinary course of its business, or compensation paid to our executive officers that has been separately reviewed and approved, or recommended to our Board of Directors for approval, by our Corporate Governance Committee in its role as our Board’s compensation committee.

In its review of related person transactions, the policy provides that the Committee should exercise independent judgment and should not approve any proposed transaction unless and until it has concluded to its satisfaction that the transaction:

•	is on terms that are fair and reasonable to us, and

•	is in our best interests.

Related Person Transactions.    There were no transactions with our related persons during 2014 that were required to be approved by our Corporate Governance Committee. The Bank has had, and expects to have in the future, banking transactions in the ordinary course of its business with certain of our current directors, nominees for director, executive officers, and our other related persons. All loans included in those transactions were made in the ordinary course of the Bank’s business on substantially the same terms, including interest rates, repayment terms and collateral, as those prevailing at the time the loans were made for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features.

Consultative Services Agreement with GLICK.BIZ, LLC. The Bank is party to a Consultative Services Agreement with GLICK.BIZ, LLC, which we refer to as GBL. Harvey L. Glick, the Chairman of our Board of Directors, is the managing member and 100% owner of GBL. Pursuant to this agreement, the Bank engaged GBL to serve as a consultant and specifically to review the Bank’s balance sheet, products, capital, procedures, and efficiencies in conjunction with and at the direction of the Bank’s executive management team.

The term of the agreement commenced on February 1, 2014, and will end on a date to be determined by the Bank and GBL. The Bank paid GBL $10,000 upon the signing of the agreement and agreed to pay GBL $10,000 per month during the term of the agreement. The aggregate yearly amount due to GBL under the agreement is $120,000. The Bank also agreed to reimburse GBL for its out-of-pocket expenses incurred in connection with the performance of its services under the agreement. In 2014, the Bank reimbursed $6,228.12 in GBL’s out-of-pocket expenses in 2014.

The agreement contains an indemnification provision under which the Bank will indemnify GBL, its officers, directors, managers, members, employees, agents, and affiliates against all liability, loss, cost, and expense incurred by GBL (including legal fees and expenses) in connection with or resulting from any action, suit, or proceeding in which GBL may become involved in connection with the agreement. The Bank will advance the expenses of any such proceedings. The Bank’s indemnification obligation does not apply in the case of matters judicially determined to have resulted from GBL’s gross negligence or willful misconduct. The agreement also contains a confidentiality provision whereby GBL agrees not to disclose any of the Bank’s confidential information to a third party without the Bank’s consent, unless compelled to do so by a governmental authority or court of competent jurisdiction.

The Corporate Governance Committee did not review and approve the Consultative Services Agreement with GBL. At the time the agreement commenced in February 2014, Mr. Glick was not a “related person” of the Company or the Bank, as that term is defined in Item 404 of SEC Regulation S-K. As a result, the Corporate Governance Committee was not required to review and approve the agreement. However, the engagement of GBL was discussed and approved by the full Board of Directors.

Participation of Directors in Private Placement. As described above, the Company completed a private placement of its common stock in July 2014. Directors Harvey L. Glick, Sam D. Norton, and John D. Russ each invested more than $120,000 in shares of our common stock in the private placement. Mr. Glick invested $500,000, Mr. Norton invested $250,000, and Mr. Russ invested $200,000.

Director Derek J. Ferber is a senior analyst with FJ Capital Management. FJ Capital Management and certain of its affiliated entities invested approximately $4.5 million in the Company’s common stock in the private placement.

Director Anton V. Schutz is president and chief executive officer of Mendon Capital Advisors and a portfolio manager for RMB Capital Management LLC, which manages Mendon Capital Master Fund Ltd. Mendon Capital Master Fund Ltd. invested approximately $4.5 million in the Company’s common stock in the private placement.

The Corporate Governance Committee did not review and approve the investments described above. At the time the private placement closed in July 2014, none of these directors were “related persons” of the Company or the Bank, as that term is defined in Item 404 of SEC Regulation S-K. As a result, the Corporate Governance Committee was not required to review and approve the transactions.

Director Independence

Each year our Board of Directors reviews transactions, relationships and other arrangements involving our directors and determines which of the directors the Board considers to be “independent.” In making those determinations, the Board applies the independence criteria contained in the listing requirements of The Nasdaq Stock Market. Although the Company’s common stock is no longer listed on The Nasdaq Stock Market, the Board continues to use Nasdaq’s definition of independence in determining whether or not a director or nominee for director is independent.

The Board has directed our Audit Committee to assess each outside director’s independence and report its findings to the Board in connection with the Board’s annual determinations, and to monitor the status of each director on an ongoing basis and inform the Board of changes in factors or circumstances that may affect a director’s ability to exercise independent judgment.

The following table lists our current directors who our Board believes were, during their terms of office, and will be, if elected, “independent” directors under Nasdaq’s criteria:

Derek J. Ferber	Grady L. McClamrock, Jr.	Dr. Lynne Scott Safrit
Henry H. Land	Sam D. Norton	Anton V. Schutz
John D. Russ

In addition to the specific Nasdaq criteria, in determining the independence of each director the Board considers whether it believes transactions that are disclosable in our proxy statements as “related person transactions,” or any other transactions, relationships, arrangements or factors, could impair a director’s ability to exercise independent judgment. In its determination that the directors named above are independent, those other factors considered by the Committee and the Board included (1) the Bank’s lending relationships with directors who are loan customers and (2) legal services that Mr. McClamrock provides from time to time in connection with matters involving such things as loan closings or collections. In the case of Mr. McClamrock, the Board concluded that he is independent under Nasdaq’s criteria, but that he may not serve on our Audit Committee.

Item 14. Principal Accounting Fees and Services.

Cherry Bekaert LLP (“Cherry Bekaert”) was appointed by our Audit Committee on September 15, 2014, to serve as our independent accountants and audit our consolidated financial statements. Except as described below, under its current procedures our Audit Committee specifically preapproves all audit services and other services provided by our independent accountants. Since it is difficult to determine in advance the exact nature and extent of the tax services or advice we will need during the year, the Committee authorizes our management to obtain tax services from our accountants from time to time during the year up to preapproved aggregate amounts of fees set by the Committee. Requests for services with costs in addition to those amounts would require further Committee approval. The entire Audit Committee generally participates in the preapproval of services. However, in the case of proposals that arise during the year to obtain certain types of non-audit services from our accountants beyond what has been preapproved by the Committee, the Committee delegates authority to its Chairman to preapprove those additional services on behalf of the Committee. Any such action by the Chairman is to be reported to the full Committee at its next regularly scheduled meeting.

Prior to the appointment of Cherry Bekaert, Turlington and Company, L.L.P. (“Turlington”), served as our independent accountants and audited our consolidated financial statements. In 2014 and 2013, Turlington provided us with various audit and other professional services for which we were billed, or expect to be billed, for fees as further described below. In 2014, Cherry Bekaert also provided us with professional services for which we were billed, or expect to be billed, for fees as further described below. Our Audit Committee considers whether the provision of non-audit services by our independent accounting firm is compatible with maintaining its independence. The Committee believes that the provision of non-audit services by Turlington during 2014 and 2013 did not affect its independence. The Committee also believes that the provision of non-audit services by Cherry Bekaert in 2014 did not affect its independence.

The following table lists the aggregate amounts of fees paid to Turlington for audit services for 2014 and 2013 and for other services they provided during 2014 and 2013. The table also lists the aggregate amount of fees paid to Cherry Bekaert in 2014 for its services.

Type of Fees and Description of Services	2014	2014		2013
	(Cherry Bekaert)	(Turlington)		(Turlington)
Audit Fees, including audits of our consolidated financial statements, reviews of our condensed interim consolidated financial statements, and other audit services	$92,000	$18,170		$116,750
Audit-Related Fees	-0-	15,000	(1)	19,250	(1)
Tax Fees, including reviews of our federal and related state income tax returns, non-routine tax consultations	15,000	-0-		15,500
All Other Fees	-0-	2,678		-0-

(1)	Audit-Related Fees for 2014 and 2013 include amounts paid in connection with audits of the Bank’s 401(k) plan.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements. The following financial statements are included in Item 8 of this Report:

(b)	Exhibits. An Exhibit Index listing exhibits that are being filed or furnished with, or incorporated by reference into, this Report appears immediately following the signature page and is incorporated herein by reference.

(c)	Financial Statement Schedules. No separate financial statement schedules are being filed as all required schedules either are not applicable or are contained in the financial statements listed above or in Item 8 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: March 31, 2015	By:	/S/ STEPHEN R. TALBERT
Stephen R. Talbert
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN R. TALBERT Stephen R. Talbert	President, Vice-Chairman and Chief Executive Officer (principal executive officer)	March 31, 2015

/S/ MEGAN W. PATTON Megan W. Patton	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 31, 2015

/S/ HARVEY L. GLICK Harvey L. Glick	Director and Chairman	March 31, 2015

/S/ DEREK J. FERBER Derek J. Ferber	Director	March 31, 2015

/S/ HENRY H. LAND Henry H. Land	Director	March 31, 2015

/S/ GRADY L. MCCLAMROCK, JR. Grady L. McClamrock, Jr.	Director	March 31, 2015

/S/ SAM D. NORTON Sam D. Norton	Director	March 31, 2015

/S/ JOHN D. RUSS John D. Russ	Director	March 31, 2015

/S/ LYNNE SCOTT SAFRIT Lynne Scott Safrit	Director	March 31, 2015

/S/ ANTON V. SCHUTZ Anton V. Schutz	Director	March 31, 2015

EXHIBIT INDEX

Exhibit No.	Description

3.01	Our Articles of Incorporation, as amended (incorporated by reference from exhibits to our Quarterly Report on Form 10-Q dated August 14, 2014)

3.02	Our By-laws, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

4.01	Indenture between us and Wells Fargo Bank, N.A. (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)

4.02	Guarantee Agreement between us and Wells Fargo Bank, N.A. (incorporated by reference from exhibits to our Current Report on Form 8-K March 26, 2008)

4.03	Amended and Restated Trust Agreement among us, Wells Fargo Bank N.A. and the Administrators (incorporated by reference from exhibits to our Current Report on Form 8-K dated March 26, 2008)

4.04	Tax Benefits Preservation Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated July 17, 2014)

10.01*	Amended and Restated Employment Agreement between us and George E. Jordan (incorporated by reference from exhibits to our Current Report on Form 8-K dated December 23, 2008)

10.02*	Employee Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.03*	Form of Employee Stock Option Agreement (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.04*	Director Stock Option Plan, as amended (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.05*	Form of Director Stock Option Agreement (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.06*

Sections 1.2(g) and 2.5 of Agreement and Plan of Reorganization and Share Exchange dated June 1, 2006, between us and the Bank pertaining to our assumption of the Bank’s Employee Stock Option Plan, Director Stock Option Plan and outstanding stock options (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.07*	BOC Financial Corp 1999 Nonstatutory Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

10.08*	BOC Financial Corp 1999 Incentive Stock Option Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated August 18, 2006)

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

10.11*	2007 Omnibus Equity Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated May 24, 2007)

10.12*	Management Incentive Compensation Plan (incorporated by reference from exhibits to our Current Report on Form 8-K dated May 24, 2007)

10.13	Stipulation to the Issuance of a Consent Order (incorporated by reference from exhibits to our Current Report on Form 8-K dated May 3, 2011)

10.14

Consent Order Issued by the Federal Deposit Insurance Corporation and the North Carolina Office of the Commissioner of Banks (incorporated by reference from exhibits to our Current Report on Form 8-K dated May 3, 2011)

Exhibit No.	Description

10.15

Written Agreement by and between Bank of the Carolinas Corporation and the Federal Reserve Bank of Richmond, dated August 26, 2011(incorporated by reference from exhibits to our Quarterly Report on Form 10-Q dated November 14, 2011)

10.16

Securities Purchase Agreement with the United States Department of the Treasury, dated April 18, 2014 (incorporated by reference from exhibits to our Quarterly Report on Form 10-Q dated August 14, 2014)

10.17	Form of Stock Purchase Agreement dated July 15, 2014 (incorporated by reference from exhibits to our Current Report on Form 8-K dated July 21, 2014)

10.18	Form of Registration Rights Agreement dated July 15, 2014 (incorporated by reference from exhibits to our Current Report on Form 8-K dated July 21, 2014)

10.19	Side Letter Agreement with FJ Capital Management, LLC, dated July 15, 2014 (incorporated by reference from exhibits to our Current Report on Form 8-K dated July 21, 2014)

10.20	Side Letter Agreement with Bridge Equities III, LLC, dated July 15, 2014 (incorporated by reference from exhibits to our Current Report on Form 8-K dated July 21, 2014)

10.21	Side Letter Agreement with RMB Capital Management LLC, dated July 15, 2014 (incorporated by reference from exhibits to our Current Report on Form 8-K dated July 21, 2014)

10.22	Side Letter Agreement with Sandler O’Neill Asset Management, dated July 15, 2014 (incorporated by reference from exhibits to our Current Report on Form 8-K dated July 21, 2014)

10.23	Side Letter Agreement with TFO Financial Institutions Restructuring Fund II LLC, dated July 15, 2014 (incorporated by reference from exhibits to our Current Report on Form 8-K dated July 21, 2014)

16.01

Letter from Turlington and Company, L.L.P., regarding change in certifying accountant (incorporated by reference from exhibits to our Current Report on Form 8-K dated September 17, 2014, as amended on September 22, 2014)

21.01	Subsidiaries of the Company (filed herewith)

23.01	Consent of Cherry Bekaert LLP (filed herewith)

23.02	Consent of Turlington and Company, L.L.P. (filed herewith)

31.01	Certification of our Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.02	Certification of our Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.01	Certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

99.01	Certification of our Chief Executive Officer pursuant to Section 111(b)(4) of EESA (filed herewith)

99.02	Certification of our Chief Financial Officer pursuant to Section 111(b)(4) of EESA (filed herewith)

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2014, 2013, and 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014, 2013, and 2012; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012; and (vi) Notes to Consolidated Financial Statements as of December 31, 2014 and 2013 and for the Years Ended December 31, 2014, 2013, and 2012

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