Form 10-Q
period 2015-03-31
Bank of the Carolinas CORP
filed 2015-05-15
CIK 1365997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

On May 15, 2015, there were 462,028,831 outstanding shares of the registrant’s common stock.

BANK OF THE CAROLINAS CORPORATION

FORM 10-Q

March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bank of the Carolinas Corporation

Consolidated Balance Sheets

(amounts in thousands, except share data)

	March 31 2015	December 31 2014*
	(Unaudited)
Assets:
Cash and due from banks, noninterest-bearing	$11,650	$9,571
Interest-bearing deposits in banks	39,843	37,041

Cash and cash equivalents	51,493	46,612

Investment securities available-for-sale, at fair value	13,431	40,348

Loans receivable	278,659	278,610
Less: Allowance for loan losses	(4,815)	(5,126)

Total loans, net	273,844	273,484
Premises and equipment	10,741	10,811
Other real estate owned	1,108	1,108
Bank owned life insurance	11,322	11,234
Accrued interest receivable	711	852
Other assets	786	1,010

Total Assets	$363,436	$385,459

Liabilities:

Deposits:
Noninterest-bearing demand deposits	$41,061	$37,533
Interest-checking deposits	41,627	39,557

Savings and money market deposits	107,376	112,487
Time deposits	123,646	147,045

Total deposits	313,710	336,622
Securities sold under agreements to repurchase	304	491
Other liabilities	1,421	1,290

Total Liabilities	315,435	338,403

Stockholders’ Equity:
Preferred stock, net of discount, no par value	—	—
Common stock, no par value	—	—
Additional paid-in capital	73,815	73,815
Accumulated deficit	(25,996)	(26,922)
Accumulated other comprehensive income	182	163

Total Stockholders’ Equity	48,001	47,056

Total Liabilities and Stockholders’ Equity	$363,436	$385,459

Preferred shares authorized	3,000,000	3,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized	580,000,000	580,000,000
Common shares issued and outstanding	462,028,831	462,028,831

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31
	2015	2014
Interest income
Interest and fees on loans	$3,137	$3,193
Interest on securities	146	538
Other interest income	26	18

Total interest income	3,309	3,749

Interest expense
Interest on deposits	346	527
Interest on borrowed funds	—	557

Total interest expense	346	1,084

Net interest income	2,963	2,665
Provision for (recovery of) loan losses	(402)	1,062

Net interest income after provision for loan losses	3,365	1,603

Noninterest income
Customer service fees	276	291
Increase in value of bank owned life insurance	87	85
Gains on sales of investment securities available-for-sale	218	—
Other income	4	14

Total noninterest income	585	390

Noninterest expense
Salaries and benefits	1,625	1,590
Occupancy and equipment	448	472
FDIC insurance assessments	206	363
Data processing services	265	261
Valuation provisions and net operating costs associated with foreclosed real estate	14	39
Other	466	790

Total noninterest expense	3,024	3,515

Income (loss) before income taxes	926	(1,522)
Provision for income taxes	—	—

Net income (loss)	926	(1,522)
Dividends and accretion on preferred stock	—	(249)
Net income (loss) available to common stockholders	$926	$(1,771)

Earnings (Loss) per common share:
Basic	$0.002	$(0.45)

Diluted	$0.002	$(0.45)

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31
	2015	2014

Net income (loss)	$926	$(1,522)
Other comprehensive income:
Unrealized holding gains on securities available-for-sale	237	1,763
Reclassification adjustment for gains realized in net income	(218)	—
Income tax effect	—	—

Total other comprehensive income, net of income tax effect	19	1,763

Total comprehensive income	$945	$241

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31
	2015	2014
Cash flows from operating activities:
Net income (loss)	$926	$(1,522)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Recovery of) provision for loan losses	(402)	1,062
Depreciation and amortization	160	168
Loss on sale of other real estate owned	—	11
Gain on sale of investment securities available-for-sale	(218)	—
Increase in bank owned life insurance	(88)	(85)
Net amortization/accretion of premiums and discounts on investments	1,012	95
Net change in other assets	328	218
Net change in other liabilities	131	281

Net cash provided by operating activities	1,849	228

Cash flows from investing activities:
Net change in federal funds sold	—	(5,175)
Purchases of premises and equipment	(90)	(84)
Activity in investment securities available-for-sale:
Proceeds from sales	25,114	—
Maturities and calls	1,028	1,425
Redemption of FHLB stock	37	140
Proceeds from sales of other real estate owned	—	202
Net decrease (increase) in loans	42	(397)

Net cash provided by (used in) investing activities	26,131	(3,889)

Cash flows from financing activities:
Net (decrease) increase in deposits	(22,912)	3,540
Net (decrease) increase in repurchase agreements	(187)	334

Net cash (used in) provided by financing activities	(23,099)	3,874

Net increase in cash and cash equivalents	4,881	213
Cash and cash equivalents at beginning of period	46,612	14,842

Cash and cash equivalents at end of period	$51,493	$15,055

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$114	$1,021

Noncash investing and financing activities:
Change in fair value of investment securities available-for-sale	$19	$1,763

Transfer from loans to other real estate owned	$—	$1,072

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(dollars in thousands)

	Preferred Stock		Discount on Preferred	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Stock	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, December 31, 2013	13,179	$13,179	$(100)	3,895,840	$19,479	$12,991	$(38,422)	$(5,379)	$1,748
Net loss	—	—	—	—	—	—	(1,522)	—	(1,522)
Other comprehensive income	—	—	—	—	—	—	—	1,763	1,763

Discount accretion on preferred stock	—	—	84	—	—	—	(84)	—	—

Balance, March 31, 2014	13,179	$13,179	$(16)	3,895,840	$19,479	$12,991	$(40,028)	$(3,616)	$1,989

Balance, December 31, 2014	—	$—	$—	462,028,831	$—	$73,815	$(26,922)	$163	$47,056
Net income	—	—	—	—	—	—	926	—	926
Other comprehensive income	—	—	—	—	—	—	—	19	19

Balance, March 31, 2015	—	$—	$—	462,028,831	$—	$73,815	$(25,996)	$182	$48,001

The accompanying notes are an integral part of these consolidated financial statements.

Bank of the Carolinas Corporation

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the financial information included in these unaudited financial statements reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial information as of March 31, 2015 and December 31, 2014 and for the three-month periods ended March 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, as well as the amounts of income and expense during the reporting period. Actual results could differ from those estimates. Operating results for the three-month periods ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

The results presented here are for Bank of the Carolinas Corporation (“the Company”), the parent company of Bank of the Carolinas (“the Bank”). The organization and business of the Company, accounting policies followed by the Company and other relevant information are contained in the notes to the financial statements filed as part of the Company’s annual report on Form 10-K for the year ended December 31, 2014. This quarterly report should be read in conjunction with the annual report. Because the Company has no separate operations and conducts no business on its own other than owning the Bank, this discussion concerns primarily the business of the Bank. However, because the financial statements are presented on a consolidated basis, the Company and the Bank are collectively referred to as “the Company” unless otherwise noted.

New Accounting Pronouncements – In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810). The amendments in this Update affect the following areas:

1.	Limited partnerships and similar legal entities

2.	Evaluating fees paid to a decision maker or a service provider as a variable interest

3.	The effect of fee arrangements on the primary beneficiary determination

4.	The effect of related parties on the primary beneficiary determination

5.	Certain investment funds.

The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this Update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The amendments are not expected to have a significant impact on the Company.

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

Earnings (loss) per share have been computed based on the following (dollars in thousands):

	Three months ended
	March 31
	2015	2014

Net income (loss) applicable to common stockholders	$926	$(1,771)

Weighted average number of common shares outstanding	462,028,831	3,895,840

Weighted average number of diluted common shares outstanding	462,028,831	3,895,840

Earnings (Loss) per common share:
Basic	$0.002	$(0.45)

Diluted	$0.002	$(0.45)

For the three months ended March 30, 2015, there were 4,500 common stock options outstanding that were anti-dilutive as the average market price for the shares was less than the exercise price.

NOTE 3. INVESTMENT SECURITIES

The amortized cost, estimated fair values and carrying values of the investment securities portfolios at the indicated dates are summarized as follows (dollars in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available-for-sale:
U.S. Government agencies securities	$2,968	$110	$—	$3,078	$3,078
State and municipal bonds	1,343	26	—	1,369	1,369
Mortgage-backed securities	8,938	53	7	8,984	8,984

Total investment securities available-for-sale	$13,249	$189	$7	$13,431	$13,431

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value
Investment securities available-for-sale:
U.S. Government agencies securities	$4,894	$99	$8	$4,985	$4,985
State and municipal bonds	6,170	55	69	6,156	6,156
Mortgage-backed securities	29,121	130	44	29,207	29,207

Total investment securities available-for-sale	$40,185	$284	$121	$40,348	$40,348

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2015 is as follows (dollars in thousands):

	Amortized Cost	Estimated Fair Value

Within 1 year	$—	$—
Over 1 year through 5 years	968	1,007
Over 5 years through 10 years	3,343	3,440
Over 10 years	—	—

	4,311	4,447
Mortgage-backed securities	8,938	8,984

	$13,249	$13,431

The fair values of securities with unrealized losses at March 31, 2015 and December 31, 2014 are as follows (dollars in thousands):

March 31, 2015:

	Less than 12 Months			12 Months or More			Total
Temporarily impaired securities:	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities

U.S. Government agency securities	$—	$—	—	$—	$—	—	$—	$—	—
State and municipal bonds	—	—	—	—	—	—	—	—	—
Mortgage-backed securities	1,539	7	1	—	—	—	1,539	7	1

Total	$1,539	$7	1	$—	$—	—	$1,539	$7	1

December 31, 2014:

	Less than 12 Months			12 Months or More			Total
Temporarily impaired securities:	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities

U.S. Government agency securities	$—	$—	—	$1,696	$8	2	$1,696	$8	2
State and municipal bonds	502	1	1	3,727	68	6	4,229	69	7
Mortgage-backed securities	5,275	14	4	6,606	30	4	11,881	44	8

Total	$5,777	$15	5	$12,029	$106	12	$17,806	$121	17

The Company does not believe that the investment security that was in an unrealized loss position as of March 31, 2015 represents an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to change in interest rates, relative to the when the investment securities were purchased, and not due to the credit quality of the investment securities. As of March 31, 2015, the gross unrealized losses reported for mortgage-backed securities were primarily related to investment securities issued by Federal Home Loan Mortgage Corporation. At December 31, 2014, the gross unrealized losses reported were a combination of agency, municipal, and mortgage-backed securities. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Investment securities with market values of $10.3 million and $10.5 million at March 31, 2015 and December 31, 2014, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

NOTE 4. LOANS

The loan portfolio as of the dates indicated is summarized below (dollars in thousands):

	March 31,	December 31,
	2015	2014
Real estate loans:
Residential, 1-4 family	$88,577	$88,990
Commercial real estate	114,928	111,195
Construction and development	21,667	23,081
Home equity	27,889	28,207

Total real estate loans	253,061	251,473

Commercial business and other loans	22,053	23,105

Consumer loans	3,054	3,065
Other	491	967

Gross loans receivable	278,659	278,610
Allowance for loan losses	(4,815)	(5,126)

Loans, net	$273,844	$273,484

Impaired loans, segregated by class of loans, are summarized as follows as of the dates indicated (dollars in thousands):

	March 31, 2015					December 31, 2014
		Unpaid		Average	Interest		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Balance	Allowance	Investment	Recognized
With no related allowance:
Commercial - Non Real Estate	$503	$578	$—	$587	$8	$339	$407	$—	$421	$22
Commercial Real Estate
Owner occupied	1,825	2,094	—	2,102	26	1,996	2,329	—	2,671	143
Income producing	2,037	2,210	—	2,218	26	1,891	2,057	—	2,080	98
Multifamily	—	—	—	—	—	—	—	—	—	—
Construction & Development
1 - 4 Family	—	—	—	—	—	—	—	—	—	—
Other	2,207	3,236	—	3,255	16	2,232	3,259	—	3,455	72
Farmland	—	—	—	—	—	—	—	—	—	—
Residential
Equity Lines	65	75	—	75	1	67	76	—	77	3
1 - 4 Family	5,265	5,705	—	5,738	60	4,878	5,313	—	5,385	229
Junior Liens	283	310	—	312	4	287	314	—	320	17
Consumer - Non Real Estate	16	16	—	16	—	—	—	—	—	—

Total loans with no allowance	$12,201	$14,224	$—	$14,303	$141	$11,690	$13,755	$—	$14,409	$584

With an allowance recorded:
Commercial - Non Real Estate	$1,326	$1,327	$83	$1,352	$13	$1,560	$1,563	$78	$1,670	$71
Commercial Real Estate
Owner occupied	4,045	4,117	903	4,134	42	4,109	4,166	823	4,215	178
Income producing	7,068	7,122	207	7,146	90	7,485	7,540	218	7,731	396
Multifamily	1,191	1,224	68	1,228	11	1,198	1,232	74	1,245	44
Construction & Development
1 - 4 Family	347	353	7	355	5	350	356	8	362	18
Other	712	718	20	723	8	726	732	23	751	34
Farmland	—	—	—	—	—	—	—	—	—	—
Residential
Equity Lines	54	55	40	56	—	56	56	41	59	2
1 - 4 Family	5,177	5,222	381	5,245	58	6,105	6,150	414	6,256	280
Junior Liens	—	—	—	—	—	—	—	—	—	—
Consumer - Non Real Estate	8	8	5	9	—	25	25	5	29	2

Total loans with an allowance	$19,928	$20,146	$1,714	$20,248	$227	$21,614	$21,820	$1,684	$22,318	$1,025

Total:
Commercial - Non Real Estate	$1,829	$1,905	$83	$1,939	$21	$1,899	$1,970	$78	$2,091	$93
Commercial Real Estate	$16,166	$16,767	$1,178	$16,828	$195	$16,679	$17,324	$1,115	$17,942	$859
Construction & Development	$3,266	$4,307	$27	$4,333	$29	$3,308	$4,347	$31	$4,568	$124
Residential	$10,844	$11,367	$421	$11,426	$123	$11,393	$11,909	$455	$12,097	$531
Consumer - Non Real Estate	$24	$24	$5	$25	$—	$25	$25	$5	$29	$2

Totals	$32,129	$34,370	$1,714	$34,551	$368	$33,304	$35,575	$1,684	$36,727	$1,609

Impaired loans also include loans whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties. Troubled debt restructurings (TDRs) are a subset of impaired loans and totaled $31.1 million and $32.1 million at March 31, 2015 and December 31, 2014, respectively.

The following tables provide a summary of loans modified as TDRs (dollars in thousands):

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
March 31, 2015
Commercial real estate	$13,826	$1,848	$15,674	$1,105
Commercial construction	1,735	1,531	3,266	27
Commercial and industrial	1,667	162	1,829	83
Residential mortgage	10,085	215	10,300	376
Consumer and other	19	—	19	—

Total modifications	$27,332	$3,756	$31,088	$1,591

Total contracts	120	11	131

	Accrual	Nonaccrual	Total TDRs	Allowance for Loan Losses Allocated
December 31, 2014
Commercial real estate	$15,997	$—	$15,997	$1,035
Commercial construction	1,758	1,550	3,308	31
Commercial and industrial	1,728	171	1,899	78
Residential mortgage	10,617	222	10,839	408
Consumer and other	20	—	20	—

Total modifications	$30,120	$1,943	$32,063	$1,552

Total contracts	128	8	136

The Company offers a variety of modifications to borrowers. The modification categories offered can generally be described in the following categories:

•	Rate modification - A modification in which the interest rate is changed.

•	Term modification - A modification in which the maturity date, timing of payments or frequency of payments is changed.

•	Interest only modification – A modification in which the loan is converted to interest only payments for a period of time.

•	Payment modification – A modification in which the principal and interest payment are lowered from the original contractual terms.

•	Combination modification – Any other type of modification, including the use of multiple categories above.

There were no new TDRs for the period ended March 31, 2015. The following table illustrates new TDR information for the period March 31, 2014 (dollars in thousands):

	Three Months Ended March 31, 2014
Troubled Debt Restructuring	Number of Contracts	Rate Modification	Term Modification	Combination Modification	Total Modifications

Commercial - Non Real Estate	1	$—	$61	$—	$61
Commercial - Real Estate	1	22	—	—	22
Construction & Development	—	—	—	—	—
Residential	—	—	—	—	—
Consumer - Non Real Estate	—	—	—	—	—

Totals	2	$22	$61	$—	$83

For the purposes of this report, default is defined as being 90-days past due or on non-accrual status without performance. There were no loans restructured in the twelve months prior to March 31, 2015 and 2014 that went into default during the three-month periods ended March 31, 2015 and 2014.

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

Loans in non-accrual status were approximately $4.7 million and $3.1 million at March 31, 2015 and December 31, 2014, respectively. The increase during the first quarter of 2015 is largely related to one credit relationship, in which a TDR is currently paying interest only. Non-accrual loans and an age analysis of past due loans, segregated by class of loans, were as follows (dollars in thousands):

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-accrual Loans
March 31, 2015:
Commercial - Non Real Estate	$—	$—	$159	$159	$21,894	$22,053	$—	$162
Commercial Real Estate
Owner occupied	135	—	—	135	57,409	57,544	—	2,061
Income producing	455	—	—	455	48,526	48,981	—	279
Multifamily	—	—	—	—	8,403	8,403	—	—
Construction & Development
1 - 4 Family	—	—	—	—	3,765	3,765	—	—
Other	—	—	—	—	17,635	17,635	—	1,531
Farmland	—	—	—	—	267	267	—	—
Residential
Equity Lines	—	—	—	—	27,889	27,889	—	105
1 - 4 Family	352	128	269	749	86,734	87,483	—	519
Junior Liens	—	—	—	—	1,094	1,094	—	19
Consumer - Non Real Estate	15	—	—	15	3,039	3,054	—	5
Other	—	—	—	—	491	491	—	—

Total	$957	$128	$428	$1,513	$277,146	$278,659	$—	$4,681

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days Past Due and Still Accruing	Non-accrual Loans
December 31, 2014:
Commercial - Non Real Estate	$—	$—	$167	$167	$22,938	$23,105	$—	$171
Commercial Real Estate
Owner occupied	170	—	—	170	54,858	55,028	—	390
Income producing	—	—	—	—	47,677	47,677	—	292
Multifamily	—	—	—	—	8,490	8,490	—	—
Construction & Development
1 - 4 Family	—	—	—	—	3,366	3,366	—	—
Other	—	—	—	—	19,444	19,444	—	1,550
Farmland	—	—	—	—	271	271	—	—
Residential
Equity Lines	17	—	—	17	28,190	28,207	—	107
1 - 4 Family	885	—	59	944	87,173	88,117	—	610
Junior Liens	—	—	—	—	873	873	—	21
Consumer - Non Real Estate	4	—	—	4	3,061	3,065	—	5
Other	—	—	—	—	967	967	—	—

Total	$1,076	$—	$226	$1,302	$277,308	$278,610	$—	$3,146

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

Commercial loans that do not require individual analysis as part of the above described process are considered to be pass-rated loans. As of March 31, 2015 and December 31, 2014, and based on the most recent analysis performed, the loans and leases were categorized as follows (dollars in thousands):

	March 31, 2015
Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial - Non Real Estate	$18,860	$2,749	$444	$—	$—
Commercial Real Estate
Owner occupied	49,846	4,101	3,597	—	—
Income producing	36,446	10,966	1,569	—	—
Multifamily	6,690	1,713	—	—	—
Construction & Development
1 - 4 Family	3,234	184	347	—	—
Other	13,873	1,191	2,571	—	—
Farmland	267	—	—	—	—

Totals	$129,216	$20,904	$8,528	$—	$—

Total:
Commercial - Non Real Estate	$18,860	$2,749	$444	$—	$—
Commercial Real Estate	$92,982	$16,780	$5,166	$—	$—
Construction & Development	$17,374	$1,375	$2,918	$—	$—

Totals	$129,216	$20,904	$8,528	$—	$—

	December 31, 2014
Internal Risk Rating Grades	Pass	Special Mention	Substandard	Doubtful	Loss
Commercial - Non Real Estate	$19,661	$2,783	$661	$—	$—
Commercial Real Estate
Owner occupied	46,881	4,316	3,831	—	—
Income producing	34,843	11,231	1,603	—	—
Multifamily	6,764	1,726	—	—	—
Construction & Development
1 - 4 Family	2,826	190	350	—	—
Other	14,999	1,838	2,607	—	—
Farmland	271	—	—	—	—

Totals	$126,245	$22,084	$9,052	$—	$—

Total:
Commercial - Non Real Estate	$19,661	$2,783	$661	$—	$—
Commercial Real Estate	$88,488	$17,273	$5,434	$—	$—
Construction & Development	$18,096	$2,028	$2,957	$—	$—

Totals	$126,245	$22,084	$9,052	$—	$—

All consumer-related loans, including residential real estate and non-real estate, are evaluated and monitored based upon payment activity. Once a consumer-related loan becomes past due on a recurring basis, the Company will pull that loan out of the homogenized pool and evaluate it individually for impairment. At this time, the consumer-related loan may be placed on the Company’s internal watch list and risk rated either special mention or substandard, depending upon the individual circumstances. Consumer-related loans at March 31, 2015 and December 31, 2014, segregated by class of loans, were as follows (dollars in thousands):

	March 31, 2015		December 31, 2014
		Non-		Non-
Risk Based on Payment Activity	Performing	Performing	Performing	Performing
Residential
Equity Lines	$27,784	$105	$28,100	$107
1 - 4 Family	87,179	304	87,803	314
Junior Liens	1,094	—	873	—
Consumer - Non Real Estate	3,049	5	3,060	5
Other	491	—	967	—

Totals	$119,597	$414	$120,803	$426

Total:
Residential	$116,057	$409	$116,776	$421
Consumer - Non Real Estate	$3,049	$5	$3,060	$5
Other	$491	$—	$967	$—

Totals	$119,106	$414	$119,836	$426

NOTE 5. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses by segment, since their respective year-end, are as follows (dollars in thousands):

	March 31, 2015					March 31, 2014
	Beginning				Ending	Beginning				Ending
	Balance	Chargeoffs	Recoveries	Provision	Balance	Balance	Chargeoffs	Recoveries	Provision	Balance
Commercial - Non Real Estate	$324	$—	$12	$(67)	$269	$176	$(48)	$80	$(8)	$200
Commercial Real Estate
Owner occupied	1,247	—	70	(96)	1,221	1,224	—	4	(49)	1,179
Income producing	747	—	1	10	758	831	—	—	626	1,457
Multifamily	153	—	—	(16)	137	50	—	—	69	119
Construction & Development
1 - 4 Family	87	—	—	10	97	52	—	—	(16)	36
Other	511	—	3	(168)	346	580	—	2	526	1,108
Farmland	5	—	—	—	5	3	—	—	—	3
Residential
Equity Lines	609	—	2	(14)	597	332	(59)	2	(9)	266
1 - 4 Family	1,235	—	4	(50)	1,189	1,218	(8)	62	(72)	1,200
Consumer - Non Real Estate	44	(4)	3	(2)	41	44	(8)	7	8	51
Other	5	—	—	(1)	4	—	—	—	—	—
Unallocated	159	—	—	(8)	151	1,505	—	—	(13)	1,492

Total	$5,126	$(4)	$95	$(402)	$4,815	$6,015	$(123)	$157	$1,062	$7,111

As of March 31, 2015 and December 31, 2014, loans were evaluated for impairment as follows (dollars in thousands):

	Individually Evaluated for Impairment
	March 31, 2015		December 31, 2014
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$83	$1,829	$78	$1,899
Commercial Real Estate
Owner occupied	903	5,870	823	6,105
Income producing	207	9,105	218	9,376
Multifamily	68	1,191	74	1,198
Construction & Development
1 - 4 Family	7	347	8	350
Other	20	2,919	23	2,958
Farmland	—	—	—	—
Residential
Equity Lines	40	119	41	123
1 - 4 Family	381	10,725	414	11,270
Consumer - Non Real Estate	5	24	5	25
Other	—	—	—	—
Unallocated	—	—	—	—

Total	$1,714	$32,129	$1,684	$33,304

	Collectively Evaluated for Impairment
	March 31, 2015		December 31, 2014
	Allowance	Total Loans	Allowance	Total Loans
Commercial - Non Real Estate	$186	$20,224	$246	$21,206
Commercial Real Estate
Owner occupied	318	51,674	424	48,923
Income producing	551	39,876	529	38,301
Multifamily	69	7,212	79	7,292
Construction & Development
1 - 4 Family	90	3,418	79	3,016
Other	326	14,716	488	16,486
Farmland	5	267	5	271
Residential
Equity Lines	557	27,770	568	28,084
1 - 4 Family	808	77,852	821	77,720
Consumer - Non Real Estate	36	3,030	39	3,040
Other	4	491	5	967
Unallocated	151	—	159	—

Total	$3,101	$246,530	$3,442	$245,306

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

The Company’s risk of loss related to unfunded loan commitments and lines of credit or standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table presents a summary of outstanding financial instruments whose contract amounts represent credit risk as of March 31, 2015 (dollars in thousands):

Unfunded loan commitments	$32,932
Financial standby letters of credit	209

Total unused commitments	$33,141

NOTE 7. FAIR VALUE

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

Impaired Loans – The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are recorded at fair value less estimated selling costs. Once a loan is identified as individually impaired, the Company measures impairment. Fair values of impaired loans are generally estimated using one of several methods, including collateral value, liquidation value, discounted cash flows and, in rare cases, the market value of the note. Those impaired loans not requiring an allowance represent loans for which the net present value of the expected cash flows or fair value of the collateral less costs to sell exceed the recorded investments in such loans. At March 31, 2015 and December 31, 2014, a majority of the total impaired loans were evaluated based on the fair value of the collateral. When the fair value of the collateral is based on an executed sales contract with an independent third party, the Company records the impaired loans as nonrecurring Level 1. For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the underlying collateral for collateral-dependent loans, which the Company classifies as a Level 3 valuation. Appraised values may be discounted to reflect current market conditions and ultimate collectability. These discounts typically range from 0% to 20% for each of the respective periods. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

The following table summarizes the Company’s assets measured at fair value at the dates indicated (dollars in thousands):

	At March 31, 2015
	Total	Level 1	Level 2	Level 3

Assets valued on a recurring basis
Investment securities:
U.S. government agency	$3,078	$—	$3,078	$—
State and municipals	1,369	—	1,369	—
Mortgage-backed	8,984	—	8,984	—
Assets valued on a non-recurring basis
Impaired loans	30,415	—	—	30,415
Other real estate owned	1,108	—	—	1,108

Total	$44,954	$—	$13,431	$31,523

	At December 31, 2014
	Total	Level 1	Level 2	Level 3

Assets valued on a recurring basis
Investment securities:
U.S. government agency	$4,985	$—	$4,985	$—
State and municipals	6,156	—	6,156	—
Mortgage-backed	29,207	—	29,207	—
Assets valued on a non-recurring basis
Impaired loans	31,620	—	—	31,620
Other real estate owned	1,108	—	—	1,108

Total	$73,076	$—	$40,348	$32,728

NOTE 8. BORROWED FUNDS

A summary of the Company’s outstanding borrowings and the annual rate of interest currently payable on each category is presented in the following table at the dates indicated (dollars in thousands):

	March 31, 2015		December 31, 2014
	Outstanding Balance	Annual Interest Rate	Outstanding Balance	Annual Interest Rate

Securities sold under overnight repurchase agreements	$304	0.15%	$491	0.14%

Total borrowed funds	$304	0.15%	$491	0.14%

The Bank engages from time-to-time in federal funds purchases from upstream correspondent institutions to meet temporary funding needs. There were none of these transactions outstanding at the close of either period presented in the above table.

The Bank utilizes borrowings from the Federal Home Loan Bank (“FHLB”) as a source of liquidity. At March 31, 2015 and December 31, 2014, the Bank had immediately available credit of $5.8 million and $6.2 million, respectively. There were no advances from the FHLB at quarter-end.

NOTE 9. INCOME TAXES

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

The Company has a deferred tax asset of $16.5 million and $17.5 million as of March 31, 2015 and December 31, 2014, respectively. An evaluation of the probability of being able to realize the future benefits of deferred tax assets is made. A valuation allowance is provided for the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management has established a deferred tax asset valuation allowance of $16.5 million and $16.8 as of March 31, 2015 and December 31, 2014, respectively. The valuation allowance has been established because management believes current overall credit trends, as well as actual and forecasted performance, raise significant concern over the ability of the Company to realize the components of its deferred tax assets relating to net operating losses and the allowances for losses on loans and OREO. The Company does not expect to have taxable income for year ended December 31, 2015.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in accumulated other comprehensive income (dollars in thousands):

	Unrealized Holding Gains (Losses) on Available-For-Sale Investment Securities	Total Accumulated Other Comprehensive Income

Balance at December 31, 2014	$163	$163

Other comprehensive gain before reclassifications	19	19
Amounts reclassified from accumulated other comprehensive income	—	—

Net current period other comprehensive gain	19	19

Balance at March 31, 2015	$182	$182

Balance at December 31, 2013	$(5,379)	$(5,379)

Other comprehensive gain before reclassifications	1,763	1,763
Amounts reclassified from accumulated other comprehensive income	—	—

Net current period other comprehensive gain	1,763	1,763

Balance at March 31, 2014	$(3,616)	$(3,616)

NOTE 11. SUBSEQUENT EVENT

On May 6, 2015, the Company entered into a definitive merger agreement with Bank of the Ozarks, Inc (“OZRK”). The Company and OZRK jointly announced the signing of a definitive agreement and plan of merger and reorganization (“Agreement”) whereby OZRK will acquire the Company and its wholly-owned bank subsidiary, Bank of the Carolinas, in an all-stock transaction valued at approximately $64.7 million, or approximately $0.14 per outstanding share of the Company’s common stock, subject to potential downward adjustments as described in the Agreement.

Under the terms of the Agreement, which has been approved by the boards of directors of both companies, each holder of outstanding shares of the Company’s common stock will receive shares of common stock of OZRK. The number of OZRK shares to be issued will be determined based on OZRK’s ten day average closing stock price as of the second business day prior to the closing date, subject to a minimum and maximum price of $29.28 and $48.80, respectively.

Upon the closing of the transaction, the Company will merge into OZRK and Bank of the Carolinas will merge into OZRK’s wholly-owned bank subsidiary, Bank of the Ozarks. Completion of the transaction is subject to certain closing conditions, including customary regulatory approvals and approval by the Company’s shareholders. The transaction is expected to close in the third quarter of 2015.

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

Capital Requirements. While the Order is in effect, the Bank must maintain a leverage ratio (the ratio of Tier 1 capital to total assets) of at least 8% and a total risk-based capital ratio (the ratio of qualifying total capital to risk-weighted assets) of at least 10%. If the Bank’s capital ratios are below these levels as of the date of any call report or regulatory examination, the Bank must, within 30 days from receipt of a written notice of capital deficiency from its regulators, present a plan to increase capital to meet the requirements of the Order. At March 31, 2015, the Bank was in compliance with the capital requirements contained in the Order.

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

Brokered Deposits. The Order provides that the Bank may not accept, renew, or roll over any brokered deposits unless it is in compliance with the requirements of the FDIC regulations governing brokered deposits. These regulations prohibit undercapitalized institutions from accepting, renewing, or rolling over any brokered deposits and also prohibit undercapitalized institutions from soliciting deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution’s market area. An “adequately capitalized” institution may not accept, renew, or roll over brokered deposits unless it has applied for and been granted a waiver by the FDIC. As of March 31, 2015, the Bank was classified as “well capitalized.”

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

CHANGES IN FINANCIAL CONDITION

Total Assets

At March 31, 2015, total assets were $363.4 million, a decrease of 5.7% compared to $385.5 million at December 31, 2014. The asset decrease was primarily the result of selling investment securities and not renewing non-core institutional certificates of deposit. The Company had earning assets of $331.9 million at March 31, 2015 consisting of $278.7 million in loans, $13.4 million in investment securities, and $39.8 million in temporary investments. Stockholders’ equity was $48.0 million at March 31, 2015 compared to $47.1 million at December 31, 2013. The increase in stockholders’ equity was due to the net income recognized in the first quarter of 2015.

Investment Securities

Investment securities totaled $13.4 million at March 31, 2015, compared to $40.3 million at December 31, 2014. The decrease was as a result of restructuring the investment portfolio to address interest rate risk. The Company sold investment securities of $26.1 million for a gain of $218,000. A summary of the Company’s investment securities holdings by major category at March 31, 2015 and December 31, 2014 is included in Note 3 of “Notes to Consolidated Financial Statements”.

Loans and Allowance for Loan Losses

At March 31, 2015, the loan portfolio totaled $278.7 million and represented 76.7% of total assets compared to $278.6 million or 72.3% of total assets at December 31, 2014. Total loans at March 31, 2015 increased $49,000 or 0.02% from December 31, 2014. The increase in loans outstanding in the three-month period is the result of new loans originated in excess of net chargeoffs and principal repayments. Loan demand has increased over the last year. Real estate loans, including commercial real estate, constituted approximately 91% of the loan portfolio, and commercial business and other loans represented approximately 9% of the total loan portfolio at both March 31, 2015 and December 31, 2014.

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

The allowance for loan losses at March 31, 2015, amounted to $4.8 million, a decrease of $311,000, or 6.1% from December 31, 2014. The allowance consists of specific reserves of $1.7 million and a general allowance $3.1 million. The Bank’s recovery of loan losses amounted to $402,000 during the three months ended March 31, 2015 compared to a provision for loan losses of $1.1 million during the three months ended March 31, 2014. The loan loss provision for 2014 reflects a specific impairment of $1.1 million to one of the Bank’s top ten largest loan relationships. While the Company has not participated in “subprime” lending activities, we were affected by the economic downturn in our markets. We continue to work with our customers with troubled credit relationships to the extent that it is reasonably possible.

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

The following table summarizes information regarding our nonaccrual loans, other real estate owned, and 90-day and over past due loans as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31,	December 31,
	2015	2014
Loans accounted for on a nonaccrual basis:
Real estate loans:
1-4 family residential	$538	$631
Commercial real estate	2,340	682
Construction and development	1,531	1,550
Home equity	105	107

Total real estate loans	4,514	2,970
Commercial business and other loans	162	171
Consumer loans	5	5

Total nonaccrual loans	4,681	3,146
Accruing loans which are contractually past due 90 days or more	—	—

Total nonperforming loans	4,681	3,146
Other real estate owned	1,108	1,108

Total nonperforming assets	$5,789	$4,254

Total nonperforming loans as a percentage of loans	1.68%	1.13%
Allowance for loan losses as a percentage of total nonperforming loans	102.86%	162.94%
Allowance for loan losses as a percentage of total loans	1.73%	1.84%
Total nonperforming assets as a percentage of loans and other real estate owned	2.07%	1.52%
Total nonperforming assets as a percentage of total assets	1.59%	1.10%

Deposits

The Company’s deposit services include business and individual checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRA deposits and certificates of deposit. At March 31, 2015, total deposits were $313.7 million compared to $336.6 million at December 31, 2014. The March 31, 2015 amount represents a decrease of 6.8% from December 31, 2014, which is mainly recognized in customer time deposit accounts. At March 31, 2015, the deposit mix was comparable to December 31, 2014, with the exception of customer time deposit accounts. Currently, the Company has chosen to not renew non-core institutional certificates of deposit due to excess liquidity.

The following table presents a breakdown of our deposit base at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31,	December 31,
	2015	2014
Noninterest bearing demand deposits	$41,061	$37,533
Interest checking deposits	41,627	39,557
Savings deposits	17,116	16,557
Money market deposits	90,260	95,930
Customer time deposits	123,646	147,045
Brokered certificates of deposit	—	—

Total deposits	$313,710	$336,622

Time deposits $100,000 or more:
Brokered certificates of deposit	$—	$—
Customer time deposits issued in denominations of $100,000 or more	74,927	90,890

Total time deposits issued in denominations of $100,000 or more	$74,927	$90,890

As a percent of total deposits:
Noninterest bearing demand deposits	13.09%	11.15%
Interest checking deposits	13.27	11.75
Savings deposits	5.46	4.92
Money market deposits	28.77	28.50
Customer time deposits	39.41	43.68
Brokered certificates of deposit	—	—

Total time deposits issued in denominations of $100,000 or more	23.88	27.00

Liquidity

Liquidity management is the process of managing assets and liabilities, as well as their maturities, to ensure adequate funding for loan and deposit activities. Sources of liquidity come from both balance sheet and off-balance sheet sources. We define balance sheet liquidity as the relationship that net liquid assets have to unsecured liabilities. Net liquid assets are the sum of cash and cash items, less required reserves on demand and interest checking deposits, plus demand deposits due from banks, plus temporary investments, including federal funds sold, plus the fair value of investment securities, less collateral requirements related to public funds on deposit and repurchase agreements. Unsecured liabilities are equal to total liabilities less required cash reserves on noninterest-bearing demand deposits and interest checking deposits less the outstanding balances of all secured liabilities, whether secured by liquid assets or not. We consider off-balance sheet liquidity to include unsecured federal funds lines from other banks and loan collateral which may be used for additional advances from the Federal Home Loan Bank. As of March 31, 2015 our balance sheet liquidity ratio (net liquid assets as a percent of unsecured liabilities) amounted to 17.4% and our total liquidity ratio (balance sheet plus off-balance sheet liquidity) was 18.93%. As of December 31, 2014, our balance sheet liquidity ratio was 23.25% and our total liquidity ratio was 24.67%.

In addition, we have the ability to borrow up to $10.0 million from the discount window of the Federal Reserve subject to our pledge of marketable securities, which could be used for temporary funding needs. We also have the ability to borrow from the Federal Home Loan Bank on similar terms. While we consider these arrangements sources of back-up funding, we do not consider them as liquidity sources because they require our pledge of liquid assets as collateral. We regularly borrow from the Federal Home Loan Bank as a normal part of our business. These advances, of which there were none at March 31, 2015, are secured by various types of real estate-secured loans. The Company closely monitors and evaluates its overall liquidity position. The Company believes its liquidity position at March 31, 2015 is adequate to meet its operating needs.

Interest Rate Sensitivity

Fluctuating interest rates, increased competition, and changes in the regulatory environment continue to significantly affect the importance of interest rate sensitivity management. Rate sensitivity arises when interest rates on assets change in a different period of time or in a different proportion to interest rates on liabilities. The primary objective of interest rate sensitivity management is to prudently structure the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce a reasonable net interest margin even in periods of volatile interest rates. The Company uses an asset/liability simulation model to project potential changes to the Company’s net interest margin, net income, and economic value of equity based on simulated changes to market interest rates, namely the prime rate. Our goal is to maintain an interest rate sensitivity position as close to neutral as practicable whereby little or no change in interest income would occur as interest rates change. On March 31, 2015, we were cumulatively liability sensitive for the next twelve months, which means that our interest bearing liabilities would reprice more quickly than our interest bearing assets. Theoretically, our net interest margin will decrease if market interest rates rise or increase if market interest rates fall. However, the repricing characteristic of assets is different from the repricing characteristics of funding sources. Therefore, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are perfectly matched.

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

As described above, the Bank is subject to a consent order issued by the FDIC and the North Carolina Office of the Commissioner of Banks and the Company is party to a written agreement with the Federal Reserve Bank of Richmond. These regulatory agreements require that the Bank maintain capital levels in excess of normal regulatory minimums, including a Leverage Capital Ratio of at least 8.0% and a Total Risk-Based Capital Ratio of at least 10.0%, and that the Company and the Bank seek the approval of their respective regulators prior to the payment of any cash dividend. At March 31, 2015, the Bank was in compliance with the minimum capital requirements set forth in the consent order.

At March 31, 2015, the Company’s leverage and Tier 1 risk-weighted Capital Ratios were 12.83% and 17.19%, respectively, which are above the minimum level required by regulatory guidelines. At March 31, 2015, the Company’s Total risk-weighted Capital Ratio was 18.44%, which is above the minimum level required by regulatory guidelines. At March 31, 2014 the Bank’s leverage and Tier 1 risk-weighted Capital Ratios were 12.30% and 16.41%, respectively, which are above the minimum levels required by regulatory guidelines. At March 31, 2015, the Bank’s Total risk-weighted Capital Ratio was 17.66%, which is above the minimum level required by regulatory guidelines. At March 31, 2015, the Bank’s leverage and Total risk-weighted Capital Ratios were both compliant with the levels specified in the above referenced consent order with bank regulators.

Revised Capital Requirements. On July 2, 2013, the Federal Reserve and the Office of the Comptroller of the Currency adopted a final rule that revised the current risk-based and leverage capital requirements for banking organizations. The final rule is a continuation of joint notices of proposed rulemaking originally published in the Federal Register during August 2012.

The final rule implemented a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement, and a higher overall minimum Tier 1 capital requirement, incorporating these new requirements into the existing prompt corrective action (PCA) framework. It also established limits on a banking organization’s capital distributions and certain discretionary bonus payments if the organization does not hold a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. This additional capital is referred to as the “capital conservation buffer.” The “countercyclical capital buffer” provisions from the proposed rule have also been adopted, however, they apply only to large financial institutions (banks and bank holding companies with total consolidated assets of $250 billion or more) implementing the “advanced approaches” framework and are not applicable to the Bank.

The final rule permanently grandfathers the Tier 1 capital treatment for certain non-qualifying capital instruments, including trust preferred securities, outstanding as of May 19, 2010.

Under the rules released in August 2012, banking organizations would have been required to recognize in regulatory capital all components of accumulated other comprehensive income (excluding accumulated net gains and losses on cash-flow hedges that relate to the hedging of items that are not recognized at fair value on the balance sheet). The final rule carries this requirement forward, with an exception for smaller banking organizations, such as the Bank, which are not subject to the “advanced approaches” rule. Such organizations may make a one-time election not to include most elements of accumulated other comprehensive income (including unrealized gains and losses on securities designated as available-for-sale) in regulatory capital under the final rule. Organizations making this election are permitted to use the currently existing treatment under the general risk-based capital rules that exclude most accumulated other comprehensive income elements from regulatory capital. The election was made with the March 31, 2015 call report.

The new rule also amended the existing methodologies for determining risk-weighted assets for all banking organizations. Specifically, the final rule assigns a 50% or 100% risk weight to mortgage loans secured by one-to-four family residential properties. Generally, residential mortgage loans secured by a first lien on a one- to-four family residential property that are prudently underwritten and that are performing according to their original terms receive a 50% risk weight. All other one-to-four family residential mortgage loans, including loans secured by a junior lien on residential property, are assigned a 100% risk weight.

The mandatory compliance date for the Bank was January 1, 2015, with a transition period for the capital conservation buffer until January 1, 2016, and additional transition periods for certain other measures under the new rule.

Management intends to evaluate the effect of the new final rule over the coming quarters.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 and 2014

Overview. For the three months ended March 31, 2015, the Company had net income available to common shareholders of $926,000 million, or $0.002 per common share. This compares to a net loss of $1.8 million, or $0.45 per common share, for the three months ended March 31, 2014. The increase in net income was primarily due to the elimination of borrowed funds, recovery of loan losses, and gains on investment securities.

Net Interest Income. The Company’s net interest income for the three months ended March 31, 2015 totaled $3.0 million compared to net interest income of $2.7 million at March 31, 2014. Net interest income increased due to the elimination of borrowed funds compared to March 31, 2014. The net interest margin was 3.52% for the first quarter of 2015 compared to 2.74% for the first quarter of 2014.

Provision for Loan Losses. The loan loss provision amounted to a recovery of $402,000 for the quarter ended March 31, 2015 compared to the expense of $1.1 million recorded in the comparable quarter of 2014. Net recoveries totaled $91,000 in the first quarter of 2015 compared to net recoveries of $34,000 in the first quarter of 2014.

Noninterest Income. Noninterest income totaled $585,000 for the three months ended March 31, 2015 compared to $390,000 for the comparable three-month period of 2014. Noninterest income includes customer service charges on deposit accounts, bank owned life insurance, and gains or losses on investment securities. The Company restructured its investment security portfolio resulting in a $218,000 gain on sale of securities. Excluding the gain on investment securities, noninterest income decreased 5.9% for the three months ended March 31, 2015 as compared to the same three months of 2014.

Noninterest Expenses. Noninterest expenses totaled $3.0 million and $3.5 million for the three months ended March 31, 2015 and 2014, respectively. The Company received reimbursement of attorney fees related to a customer bankruptcy case in the amount of $297,000. Excluding the fee reimbursement, noninterest expenses for the three months ended March 31, 2015 decreased by $194,000 compared to the three months ended March 31, 2014. The Company is performing due diligence in all cost categories to minimize expense.

Income Taxes. There was no provision for income taxes made for the first quarters of 2015 and 2014. Our deferred tax asset had no value at March 31, 2015 and at December 31, 2014.

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

Item 1A.	Risk Factors

Smaller reporting companies such as the Company are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities.

None at March 31, 2015.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed with this report.

4.01	First Amendment to Tax Benefits Preservation Plan dated May 6, 2015

31.01	Certification of our principal executive officer pursuant to Rule 13a-14(a)

31.02	Certification of our principal financial officer pursuant to Rule 13a-14(a)

32.01	Certification of our principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2015 and 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements as of March 31, 2015 and December 31, 2014 and for the Three Months Ended March 31, 2015 and 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANK OF THE CAROLINAS CORPORATION

Date: May 15, 2015	By:	/s/ Stephen R. Talbert
Stephen R. Talbert
President and Chief Executive Officer
(principal executive officer)

Date: May 15, 2015	By:	/s/ Megan W. Patton
Megan W. Patton
Senior Vice President and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

4.01	First Amendment to Tax Benefits Preservation Plan dated May 6, 2015

31.01	Certification of our principal executive officer pursuant to Rule 13a-14(a)

31.02	Certification of our principal financial officer pursuant to Rule 13a-14(a)

32.01	Certification of our principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2015 and 2014; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements as of March 31, 2015 and December 31, 2014 and for the Three Months Ended March 31, 2015 and 2014